Form 10-Q
period 1996-06-29
DAN RIVER INC /GA/
filed 1996-08-02
CIK 914384

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                            _________________________

                                    Form 10-Q

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 29, 1996
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _________________

          Commission file number 33-70442


                                 DAN RIVER INC.
             (Exact name of registrant as specified in its charter)


                 GEORGIA                               58-1854637
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

          2291 Memorial Drive                          24541
          Danville, Virginia                           (Zip Code)
          (Address of principal executive offices)

          Registrant's telephone number, including area code:  (804) 799-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/      No


Number of shares of common stock outstanding as of June 29, 1996:
                                                       Class A:  726,454 Shares
                                                       Class B:   82,413 Shares

There are 19 pages in the sequentially numbered, manually signed original of this report.


- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              See Following Pages.

                                 DAN RIVER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  December 30,     June 29,
                                                      1995           1996
                                                  ------------   ------------
                                                     (Dollars in thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents                      $      1,540   $      2,352
   Accounts receivable, net                             54,848         50,725
   Inventories                                          96,204         92,936
   Prepaid expenses and other current assets             2,481          2,085
   Deferred income taxes                                 7,231          8,214
                                                  ------------   ------------
        Total current assets                           162,304        156,312
Property, plant and equipment                          241,291        257,128
   Less accumulated depreciation and amortization      (79,311)       (89,459)
                                                  ------------   ------------
     Net property, plant and equipment                 161,980        167,669
Other assets                                             6,660          5,432
                                                  ------------   ------------
                                                  $    330,944   $    329,413
                                                  ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt           $      5,138   $      6,509
   Accounts payable                                     23,776         20,647
   Accrued compensation and related benefits            14,857         15,416
   Other accrued expenses                                8,770          9,009
                                                  ------------   ------------
     Total current liabilities                          52,541         51,581
Other liabilities:
   Long-term debt                                      174,565        173,005
   Deferred income taxes                                16,795         17,660
   Other deferred items                                  6,341          6,557
                                                  ------------   ------------
     Total other liabilities                           197,701        197,222
Common stock subject to put rights                       7,000          7,000
Shareholders' equity:
   Common stock, Class A, $.01 par value; 1,500,000
   shares authorized; 726,454 shares issued and
   outstanding                                               7              7
   Common stock, Class B, $.01 par value; 1,500,000
   shares authorized; 82,413 shares issued and
   outstanding                                               1              1
   Additional paid-in capital                           67,527         67,527
   Retained earnings                                     8,012          7,920
   Pension liability adjustment                         (1,845)        (1,845)
                                                  ------------   ------------
     Total shareholders' equity                         73,702         73,610
                                                  ------------   ------------
                                                  $    330,944   $    329,413
                                                  ============   ============

                             See accompanying notes.

                                 DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           Three Months Ended            Six Months Ended
                         -----------------------       ----------------------
                           July 1,      June 29,       July 1,       June 29,
                             1995         1996           1995          1996
                         ---------      --------       --------      --------

                                        (Dollars in thousands)

Net sales                $  96,972      $  93,203      $ 195,083     $ 176,941

Costs and expenses:
     Cost of sales          75,872         74,940        154,749       145,074
     Selling, general
     and administrative
     expenses               11,034         11,542         22,457        22,956
                         ---------      ---------      ---------     ---------
Operating income            10,066          6,721         17,877         8,911

Other income (expense)          (4)           121             61           377
Interest expense            (5,907)        (4,633)       (11,507)       (9,442)
                         ---------      ---------      ---------     ---------
Income (loss) before
  income taxes               4,155          2,209          6,431          (154)

Provision (benefit) for
  income taxes               2,069            873          3,387           (62)
                         ---------      ---------      ---------     ---------
Net income (loss)        $   2,086      $   1,336      $   3,044  $        (92)
                         =========      =========      =========     =========



















                             See accompanying notes.

                                 DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                  ---------------------------
                                                    July 1,        June 29,
                                                      1995           1996
                                                  ------------   ------------
                                                     (Dollars in thousands)
Cash flows from operating activities:
   Net income (loss)                              $    3,044     $      (92)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Noncash interest expense                        2,760            594
       Depreciation and amortization                  10,099         10,413
       (Gain) loss on writedown/disposal
         of equipment                                     (7)            97
       Changes in operating assets and liabilities:
         Accounts receivable                           4,801          4,123
         Inventories                                 (13,444)         1,929
         Prepaid expenses and other assets               128           (491)
         Accounts payable and accrued expenses        (1,304)        (2,236)
         Deferred income taxes and other
           liabilities                                   186             98
                                                  ----------     -----------
           Net cash provided by operating
           activities                                  6,263         14,435

Cash flows from investing activities:
   Total capital expenditures                        (15,901)       (16,207)
     Plant and equipment acquired in
        exchange for debt                              5,992          3,224
     Accrued equipment purchases                      (4,742)        (1,357)
                                                  ----------     -----------
       Capital expenditures in cash                  (14,651)       (14,340)
   Proceeds from sale of discontinued product
     line                                                 --          2,455
   Proceeds from sale of assets                            8          1,675
                                                  ----------     -----------
       Net cash used by investing activities         (14,643)       (10,210)

Cash flows from financing activities:
   Net proceeds from issuance of long-term debt           --         25,313
   Payments of long-term debt                         (4,714)       (15,200)
   Net borrowings (payments) - working capital
     facility                                         13,200        (13,526)
                                                  ----------     -----------
       Net cash provided (used) by financing
         activities                                    8,486         (3,413)
                                                  ----------     -----------
Net increase in cash and cash equivalents                106            812
Cash and cash equivalents at beginning of period       1,749          1,540
                                                  ----------     -----------
Cash and cash equivalents at end of period        $    1,855     $    2,352
                                                  ==========     ===========

                             See accompanying notes.

                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     On December 29, 1995, Braelan Corp. (Braelan), Dan River Inc.'s parent and sole shareholder, was merged with and into Dan River Inc. The condensed consolidated balance sheets as of December 30, 1995 and June 29, 1996, and the condensed consolidated statements of operations and cash flows for the interim periods ended June 29, 1996, represent the consolidated financial position, results of operations and cash flows of Dan River Inc. and its wholly-owned subsidiary, Dan River Factory Stores, Inc. The condensed consolidated statements of operations and cash flows for the interim periods ended July 1, 1995 represent the consolidated results of operations and cash flows of Braelan and its subsidiaries. Braelan and its subsidiaries, and Dan River Inc. and its subsidiary are collectively referred to as the Company.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

2.   Inventories

     The components of inventory are as follows:

                                        December 30,           June 29,
                                            1995                 1996
                                        ------------         ------------
                                               (Dollars in thousands)
          Finished goods                $ 34,463            $ 33,757
          Work in process                 51,452              47,975
          Raw materials                    3,483               4,113
          Supplies                         6,806               7,091
                                        --------            --------
               Total Inventories        $ 96,204            $ 92,936
                                        ========            ========

                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                                      Total
                                      Additional            Pension   Share-
                      Common Stock     Paid-In    Retained  Liability holders'
                    Class A  Class B   Capital    Earnings  Adjustment Equity
                    ------- --------  ----------  --------  ---------- -------
                                         (Dollars in thousands)


Balance at Decem-
  ber 30, 1995      $    7  $    1      $67,527   $ 8,012   $ (1,845)  $73,702

Net Loss                --      --           --       (92)        --       (92)
                    ------  ------      -------   -------   --------    ------

Balance at June
  29, 1996          $    7  $    1      $67,527   $ 7,920   $ (1,845)  $73,610
                    ======= =======     =======   =======   =========  =======

4.   Income taxes

     At December 30, 1995, the Company had net operating loss carryforwards of $1,600,000, which expire in 2005. In addition, the Company had available a minimum tax credit carryforward of $6,700,000, investment credit carryforwards of $3,800,000 and other general business credit carryforwards of $1,500,000. If not used, substantially all of the investment credit and other general business credit carryforwards will expire in the years 1996 through 2000.

     On September 3, 1991, the Company completed a financial restructuring (the Restructuring) which involved issuing common and preferred stock to various parties. The Company believes that the Restructuring did not result in a "change in ownership" under Section 382 of the Internal Revenue Code. However, Section 382 and related regulations promulgated by the Internal Revenue Service (IRS) are extremely complex, and the Company's assessment of whether or not a "change in ownership" occurred involves judgments as to certain factual issues and interpretations as to certain legal issues for which there is little guidance.

     Through December 30, 1995, the Company has utilized an aggregate of $34,900,000 in net operating loss carryforwards and $1,400,000 in general business credit carryforwards that were generated prior to the Restructuring. The utilization of these carryforwards and related tax benefits could be significantly restricted or eliminated if the Restructuring is ultimately deemed to constitute a "change in ownership."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net sales for the second quarter of 1996 were $93.2 million, a decrease of $3.8 million (3.9%) compared to the second quarter of 1995. Sales of home fashions products were up $5.2 million (9.8%) for the quarter, while sales of apparel fabrics declined $9.0 million, (20.6%).

The increase in sales of home fashions products was due to higher unit volume of sheets. This was offset somewhat by lower average pricing reflecting a competitive pricing environment. The reduction in apparel fabric sales was due mostly to lower unit volume of shirting and sportswear fabrics. The market for these fabrics continues to be soft. The Company had indicated previously that it was expecting a pickup in demand for the third quarter. While the incoming order rate has increased, it is still not at the level the Company needs to run its apparel fabrics manufacturing operations at budgeted capacities.

Gross profit for the second quarter of 1996 was $18.3 million, 19.6% of sales, down $2.8 million or 13.4% from the second quarter of 1995, during which gross profit represented 21.8% of sales. The decrease in gross profit was caused by higher raw material costs, lower sales of apparel fabrics offset somewhat by higher sales of home fashions products, and volume cost variances caused by abbreviated running schedules due to the weak order position for apparel fabrics.

Selling, general, and administrative expenses for the second quarter of 1996 were up $510,000 (4.6%) as compared to the second quarter of 1995. Most of the increase related to higher rent expense for the Company's New York office and showrooms and higher expense due to the development of an increased number of designs for home fashions products. As a percentage of sales, these expenses represented 12.4% in the second quarter of 1996 as compared to 11.4% in the second quarter of 1995.

Due to the factors described above, operating income was $6.7 million, down $3.3 million or 33.2% from $10.1 million in the second quarter of 1995.

Interest expense for the second quarter of 1996 was $4.6 million, a decrease of $1.3 million or 21.6% from the second quarter of 1995. The decrease in interest expense was due to a combination of lower debt levels and lower average rates. The lower debt levels reflect the conversion from debt to common equity of the Company's Convertible Junior Subordinated Notes in September 1995 and lower debt levels under its revolving credit agreement. The lower average interest rates were primarily attributable to the conversion of the Junior Subordinated Notes referred to above.

The income tax provision was $873,000 in the second quarter of 1996 (39.5% of pretax income). This is down $1.2 million or 57.8% from the $2.1 million (49.8% of pretax income) recorded for the second quarter of 1995. The high effective tax rate for the second quarter of 1995 reflects the nondeductibility of interest on the Junior Subordinated Notes. Accordingly, the Company recorded a net profit of $1.3 million for the second quarter of 1996.

Net sales for the first six months of 1996 were $176.9 million, which was $18.1 million lower (9.3%) than the corresponding period in 1995. Sales of home fashions products were up $2.0 million or 1.8%, while sales of apparel fabrics were $20.1 million (23.9%) lower during the applicable period.

The increase in sales of home fashions products for the first six months of 1996 as compared to the corresponding period in 1995 was due to higher unit volume of sheets offset by lower sales of accessory products. The decrease in sales of apparel fabrics reflects lower unit volume of shirting fabrics, particularly commodity white and blues, and sportswear fabrics. The lower volume reflects the sluggish retail environment for apparel shirting products during the period and the excess inventory held by the Company's customers and by retailers during the first six months of 1996.

Gross profit for the first six months of 1996 was $31.9 million (18.0% of sales) down $8.5 million or 21.0% from the first six months of 1995, during which gross margins were 20.7% of sales. The decrease in gross profit was due to lower sales of apparel fabrics, higher raw material costs for both product groups, and poor manufacturing performance associated with abbreviated running schedules due to the weak order position for apparel fabrics during the period.

Selling, general, and administrative expenses for the first six months of 1996 were $500,000 higher due to higher rent expense for the Company's New York office and showrooms and higher expenses associated with the development of an increased number of fabric designs, offset somewhat by other items. For the period, these expenses represented 13.0% of sales as compared to 11.5% of sales for the comparable period in 1995.

For the reasons described above, operating income for the first six months was $8.9 million, down $9.0 million or 50.2% from the first six months of 1995.

Interest expense for the first six months of 1996 was $9.4 million, a decrease of $2.1 million or 17.9% from the comparable period during 1995. The decrease in interest expense was due to the conversion from debt to equity of the Company's Junior Subordinated Notes in September 1995.

An income tax benefit of $0.1 million was recorded for the first six months of 1996 (40.3% of the pre-tax loss), compared to a $3.4 million provision (52.7% of pre-tax income) for the first six months of 1995. The high effective tax rate for the 1995 period reflects the nondeductibility of interest on the Junior Subordinated Notes. Accordingly, the Company recorded a net loss of $0.1 million for the first six months of 1996 as compared to a $3.0 million profit for the comparable 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its revolving credit facility and vendor financing, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company is considered highly leveraged, with a debt to total capital ratio of 69.0% at June 29, 1996.

Working Capital

Net cash generated from operating activities was $14.4 million in the six months ended June 29, 1996. Included in that amount is a source of cash from operating assets and liabilities of $3.4 million, primarily comprised of a $3.8 million source from operating working capital (accounts receivable - $4.1 source, inventories - $1.9 million source, and accounts payable and accrued expenses - $2.2 million use).

During the comparable six month period ended July 1, 1995, net cash of $6.3 million was generated from operating activities. Included in that amount was a use of cash for operating assets and liabilities of $9.6 million primarily consisting of a $9.9 million use for operating working capital (accounts receivable - $4.8 million source, inventories $13.4 million use, and accounts payable and accrued expenses - $1.3 million use).

Credit Facilities and Vendor Financing

The Company extended its $60 million revolving credit agreement with a lender by one year to expire on January 5, 1999. At June 29, 1996, the Company had aggregate borrowings of $11.5 million outstanding under the credit agreement and had aggregate unused borrowing availability of $46.6 million. Borrowings under the credit agreement are secured by the Company's accounts receivable, inventories and current assets related thereto, and bear interest at the prime rate (8.25% at June 29, 1996) or Libor plus 2% (7.59% at June 29, 1996), at the Company's option. The credit agreement contains certain covenants requiring the maintenance of a certain cash interest coverage ratio and a minimum net worth. The amount available for borrowing under the credit agreement is based upon a borrowing base formula which is dependent on the eligible level of accounts receivable and inventories, less $10 million.

In addition, the Company finances certain capital expenditures through vendors of the capital assets, and will continue to utilize this method of financing where it deems appropriate.

Capital Improvements

During the first six months of 1996, the Company purchased $16.2 million in equipment and manufacturing improvements. Of that amount, $3.2 million was financed through vendors pursuant to long-term loans secured by the equipment and the improvements. The Company expects to continue modernizing and making capital improvements over the next several years, which are anticipated to be financed through cash generated by operations, vendor financing, and borrowings under the credit agreement.

                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          Pursuant to action taken by written consent of shareholders in lieu of an annual meeting, effective on May 1, 1996 the Board of Directors as previously reported to the Commission was re-elected in its entirety. Consents of holders of 491,831 shares of the Class A voting common stock of the Company were solicited and received in favor of the re-election of each of the directors. Consents of the remaining shareholders of the Company were not solicited.

Item 6.   Exhibits and Reports on Form 8-K.

(a)

Exhibit No.                        Description of Exhibit
- - -----------                        ----------------------

10.24.2 Second Amendment to Loan and Security Agreement between Fleet Capital Corporation (successors to Barclays Business Credit, Inc. and Shawmut Capital Corporation) and Dan River Inc.

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)  Reports on Form 8-K.
     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAN RIVER INC.

Date:  August 2, 1996                       Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Vice President-Chief Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


Exhibit No.                        Description of Exhibit             Page No.
- - -----------                        ----------------------             --------

10.24.2             Second Amendment to Loan and Security Agreement
                    between Fleet Capital Corporation (successors
                    to Barclays Business Credit, Inc. and Shawmut
                    Capital Corporation) and Dan River Inc.              14

27                  Financial Data Schedule, which is submitted
                    electronically to the Securities and Exchange
                    Commission for information only and not filed.       19