Form 10-Q/A
period 1996-06-29
DAN RIVER INC /GA/
filed 1996-08-12
CIK 914384

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                            _________________________

                                    Form 10-Q/A
                                  AMENDMENT NO. 1
     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

There are 3 pages in the sequentially numbered, manually signed original of this report.


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     The undersigned registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the period ending June 29, 1996, to amend Exhibit 27 thereto.

Item 6.  Exhibits and Reports on Form 8-K.

(a)

Exhibit No.                    Description of Exhibit
- -----------                    ----------------------

27 Amended Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)  Reports on Form 8-K.
     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAN RIVER INC.

Date:  August 12, 1996                       Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Vice President-Chief Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)
