Form 10-Q
period 1996-08-28
DAN RIVER INC /GA/
filed 1996-10-24
CIK 914384

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                            _________________________

                                    Form 10-Q

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 28, 1996
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of September 28, 1996:
                                                       Class A:  726,454 Shares
                                                       Class B:   82,413 Shares

There are 40 pages in the sequentially numbered, manually signed original of this report.

Exhibit Index is on page 13.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              See Following Pages.

                                 DAN RIVER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  December 30,   September 28,
                                                      1995           1996
                                                  ------------   ------------
                                                     (Dollars in thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents                      $      1,540   $      1,941
   Accounts receivable, net                             54,848         52,060
   Inventories                                          96,204         87,606
   Prepaid expenses and other current assets             2,481          1,946
   Deferred income taxes                                 7,231          7,423
                                                  ------------   ------------
        Total current assets                           162,304        150,976
Property, plant and equipment                          241,291        265,268
   Less accumulated depreciation and amortization      (79,311)       (94,673)
                                                  ------------   ------------
     Net property, plant and equipment                 161,980        170,595
Other assets                                             6,660          5,457
                                                  ------------   ------------
                                                  $    330,944   $    327,028
                                                  ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt           $      5,138   $      6,557
   Accounts payable                                     23,776         22,199
   Accrued compensation and related benefits            14,857         13,986
   Other accrued expenses                                8,770         10,223
                                                  ------------   ------------
     Total current liabilities                          52,541         52,965
Other liabilities:
   Long-term debt                                      174,565        167,146
   Deferred income taxes                                16,795         17,398
   Other deferred items                                  6,341          6,604
                                                  ------------   ------------
     Total other liabilities                           197,701        191,148
Common stock subject to put rights                       7,000          7,338
Shareholders' equity:
   Common stock, Class A, $.01 par value; 1,500,000
   shares authorized; 726,454 shares issued and
   outstanding                                               7              7
   Common stock, Class B, $.01 par value; 1,500,000
   shares authorized; 82,413 shares issued and
   outstanding                                               1              1
   Additional paid-in capital                           67,527         67,189
   Retained earnings                                     8,012         10,225
   Pension liability adjustment                         (1,845)        (1,845)
                                                  ------------   ------------
     Total shareholders' equity                         73,702         75,577
                                                  ------------   ------------
                                                  $    330,944   $    327,028
                                                  ============   ============

                             See accompanying notes.

                                 DAN RIVER INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           Three Months Ended            Nine Months Ended
                         -----------------------       ----------------------
                          Sept. 30,     Sept. 28,      Sept. 30,     Sept. 28,
                             1995         1996           1995          1996
                         ---------      --------       --------      --------

                                        (Dollars in thousands)

Net sales                $  88,155      $  95,090      $ 283,238     $ 272,031

Costs and expenses:
     Cost of sales          70,068         75,901        224,817       220,975
     Selling, general
     and administrative
     expenses               11,211         10,910         33,668        33,866
                         ---------      ---------      ---------     ---------
Operating income             6,876          8,279         24,753        17,190

Other income                     7             52             68           429
Interest expense            (5,643)        (4,517)       (17,150)      (13,959)
                         ---------      ---------      ---------     ---------
Income before
  income taxes               1,240          3,814          7,671         3,660

Provision for
  income taxes                 796          1,509          4,183         1,447
                         ---------      ---------      ---------     ---------
Net income               $     444      $   2,305      $   3,488  $      2,213
                         =========      =========      =========     =========



















                             See accompanying notes.

                                 DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                  ---------------------------
                                                    Sept. 30,     Sept. 28,
                                                      1995           1996
                                                  ------------   ------------
                                                     (Dollars in thousands)
Cash flows from operating activities:
   Net income                                     $    3,488     $    2,213
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Noncash interest expense                        3,811            890
       Depreciation and amortization                  15,154         15,658
       (Gain) loss on writedown/disposal
         of equipment                                     (6)           139
       Changes in operating assets and liabilities:
         Accounts receivable                           4,838          2,788
         Inventories                                 (17,773)         7,259
         Prepaid expenses and other assets               587           (279)
         Accounts payable and accrued expenses          (220)        (1,512)
         Deferred income taxes and other
           liabilities                                  (155)           674
                                                  ----------     -----------
           Net cash provided by operating
           activities                                  9,724         27,830

Cash flows from investing activities:
   Total capital expenditures                        (21,043)       (24,419)
     Plant and equipment acquired in
        exchange for debt                              6,261          4,236
     Accrued equipment purchases                      (4,866)        (1,089)
                                                  ----------     -----------
       Capital expenditures in cash                  (19,648)       (21,272)
   Proceeds from sale of discontinued product
     line                                                 --          2,801
   Proceeds from sale of assets                           10          1,347
                                                  ----------     -----------
       Net cash used by investing activities         (19,638)       (17,124)

Cash flows from financing activities:
   Net proceeds from issuance of long-term debt           --         25,313
   Payments of long-term debt                         (6,713)       (16,818)
   Net borrowings (payments) - working capital
     facility                                         16,500        (18,800)
                                                  ----------     -----------
       Net cash provided (used) by financing
         activities                                    9,787        (10,305)
                                                  ----------     -----------
Net increase (decrease) in cash and cash equivalents    (127)           401
Cash and cash equivalents at beginning of period       1,749          1,540
                                                  ----------     -----------
Cash and cash equivalents at end of period        $    1,622     $    1,941
                                                  ==========     ===========

                             See accompanying notes.

                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     On December 29, 1995, Braelan Corp. (Braelan), Dan River Inc.'s parent and sole shareholder, was merged with and into Dan River Inc. The condensed consolidated balance sheets as of December 30, 1995 and September 28, 1996, and the condensed consolidated statements of income and cash flows for the interim periods ended September 28, 1996, represent the consolidated financial position, results of operations and cash flows of Dan River Inc. and its wholly-owned subsidiary, Dan River Factory Stores, Inc. The condensed consolidated statements of income and cash flows for the interim periods ended September 30, 1995 represent the consolidated results of operations and cash flows of Braelan and its subsidiaries. Braelan and its subsidiaries, and Dan River Inc. and its subsidiary are collectively referred to as the Company.

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

2.   Inventories

     The components of inventory are as follows:

                                        December 30,         September 28,
                                            1995                 1996
                                        ------------         ------------
                                               (Dollars in thousands)
          Finished goods                $ 34,463            $ 33,554
          Work in process                 51,452              43,451
          Raw materials                    3,483               3,772
          Supplies                         6,806               6,829
                                        --------            --------
               Total Inventories        $ 96,204            $ 87,606
                                        ========            ========

                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                                      Total
                                      Additional            Pension   Share-
                      Common Stock     Paid-In    Retained  Liability holders'
                    Class A  Class B   Capital    Earnings  Adjustment Equity
                    ------- --------  ----------  --------  ---------- -------
                                         (Dollars in thousands)

Balance at Decem-
  ber 30, 1995      $    7  $    1      $67,527   $ 8,012   $ (1,845)  $73,702

Change in common
  stock subject to
  put rights            --      --         (338)       --         --      (338)
Net income              --      --           --     2,213         --     2,213
                    ------  ------      -------   -------   --------    ------

Balance at Septem-
  ber 28, 1996      $    7  $    1      $67,189   $10,225   $ (1,845)  $75,577
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

     Through December 30, 1995, the Company has utilized an aggregate of
     $34,900,000 in net operating loss carryforwards and $1,400,000 in general business credit carryforwards that were generated prior to the
     Restructuring.  The utilization of these carryforwards and related tax benefits could be significantly restricted or eliminated if the
     Restructuring is ultimately deemed to constitute a "change in ownership."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net sales for the third quarter of 1996 were $95.1 million, an increase of $6.9 (7.9%) compared to the third quarter of 1995. For the quarter, sales of home fashions products were up $5.6 million (10.2%) and sales of apparel fabrics products were up $1.4 million (4.0%).

The increase in sales of home fashions products was due to higher unit volume offset somewhat by lower average pricing reflecting a competitive pricing environment. The increase in sales of apparel fabric products was due to sales of yarn and increased sales of upholstery and craft and decorator fabrics, offset partially by declines in sales of shirting fabrics and sales of knit velour fabrics caused by the Company's withdrawal from the knit products line in the second quarter of 1996. During the third quarter, the demand for apparel fabrics improved somewhat, and the Company expects to run its manufacturing operations at budgeted capacities during the fourth quarter. However, even though demand has picked up some, the pricing environment for these fabrics continues to be extremely competitive.

Gross profit for the third quarter of 1996 was $19.2 million (20.2% of sales), up $1.1 million or 6.1% from the third quarter of 1995 during which gross profit represented 20.5% of sales. The increase in the dollar amount of gross profits was due to higher unit volumes. The reduction in gross margin percentage reflects a competitive pricing environment, higher cotton costs, and the impact of a recent wage increase partially offset by the sale of a better mix of products and better manufacturing performance during the quarter.

Selling, general, and administrative expenses for the third quarter of 1996 were down $301,000 as compared to the third quarter of 1995. The decrease was due primarily to lower costs associated with the operation of fewer factory stores.

Due to the factors described above, operating income for the third quarter of 1996 was $8.3 million, up $1.4 million or 20.4% from the third quarter of 1995.

Interest expense for the third quarter of 1996 was $4.5 million, a decrease of $1.1 million or 20% from the third quarter of 1995. The decrease in interest expense was due to a combination of lower debt levels and lower average rates. The lower debt levels reflect the conversion from debt to common equity of the Company's Convertible Junior Subordinated Notes (Junior Notes) in September 1995 and reduced debt outstanding under the Company's revolving credit agreement because of reduced working capital needs. The lower average interest rates are due to the conversion of the Junior Notes referred to above and lower rates on the Company's floating rate debt.

The income tax provision was $1.5 million in the third quarter of 1996 (39.6% of pretax income). This is up $700,000 or 89.6% from the $800,000 recorded for the third quarter of 1995. The high effective tax rate for the third quarter of 1995 reflects the nondeductibility of interest on the Junior Notes. Accordingly, the Company recorded a net profit of $2.3 million for the third quarter of 1996.

Net sales for the first three quarters of 1996 were $272.0 million, which was down $11.2 million or 4.0% from the corresponding period in 1995. Sales of home fashions products were up $7.6 million (4.6%), while sales of apparel fabrics were $18.8 million (16.0%) lower during the applicable period.

The increase in sales of home fashions products for the first nine months of 1996, as compared to the corresponding period in 1995, was primarily due to higher unit volume. The decrease in sales of apparel fabrics reflects lower unit volume of shirting fabrics, particularly commodity white and blue oxford, due to a sluggish retail environment for their products during the first half of 1996.

Gross profit for the first nine months of 1996 was $51.1 million (18.8% of sales) down $7.4 million or 12.6% from the first nine months of 1995, during which gross margins represented 20.6% of sales. The decrease in gross profit was due to lower sales of apparel fabrics, higher cotton costs and poor manufacturing performance associated with abbreviated running schedules due to the weak order position for apparel fabrics during most of the period.

Selling, general and administrative expenses were up slightly $198,000 (0.6%) with the comparable period in 1995. Higher rent expense for the Company's New York office and showrooms was offset by lower costs from the operation of fewer factory stores and lower merchandising and selling expenses during the period.

For the reasons described above, operating income for the first nine months was $17.2 million, down $7.6 million or 30.6% from the first nine months of 1995.

Interest expense for the first nine months of 1996 was $14.0 million, a decrease of $3.2 million or 18.6% from the comparable period during 1995. The decrease in interest expense was due to the conversion from debt to equity of the Company's Junior Notes in September 1995 and lower rates on the Company's floating rate debt.

The income tax provision was $1.4 million for the nine months ended September 26, 1996 (39.5% of pretax income). This is down $2.7 million or 65.4% from the $4.2 million (54.5% of pretax income) recorded for the comparable period of 1995. The high effective tax rate for the first nine months of 1995 reflects the nondeductibility of interest on the Junior Notes that were outstanding during that period. Accordingly, the Company recorded a net profit of $2.2 million for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its revolving credit facility and vendor financing, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company is considered highly leveraged, with a debt to total capital ratio of 67.7% at September 28, 1996.

Working Capital

Net cash generated from operating activities was $27.8 million in the nine months ended September 28, 1996. Included in that amount is a source of cash from operating assets and liabilities of $8.9 million, primarily comprised of a $8.5 million source from operating working capital (accounts receivable - $2.8 million source, inventories - $7.3 million source, and accounts payable and accrued expenses - $1.5 million use).

During the comparable nine month period ended September 30, 1995, net cash of $9.7 million was generated from operating activities. Included in that amount was a use of cash for operating assets and liabilities of $12.7 million primarily consisting of a $13.2 million use for operating working capital (accounts receivable - $4.8 million source, inventories $17.8 million use, and accounts payable and accrued expenses - $0.2 million use).

Credit Facilities and Vendor Financing

The Company maintains a $60 million revolving credit agreement with a lender having an expiration date of January 5, 1999. At September 28, 1996, the Company had aggregate borrowings of $4.2 million outstanding under the credit agreement and had aggregate unused borrowing availability of $53.9 million. Borrowings under the credit agreement are secured by the Company's accounts receivable, inventories and current assets related thereto, and bear interest at the prime rate (8.25% at September 28, 1996) or Libor plus 2% (7.63% at September 28, 1996), at the Company's option. The credit agreement contains certain covenants requiring the maintenance of a certain cash interest coverage ratio and a minimum net worth. The amount available for borrowing under the credit agreement is based upon a borrowing base formula which is dependent on the eligible level of accounts receivable and inventories, less $10 million.

In addition, the Company finances certain capital expenditures through vendors of the capital assets, and will continue to utilize this method of financing where it deems appropriate.

Capital Improvements

During the first nine months of 1996, the Company purchased $24.4 million in equipment and manufacturing improvements. Of that amount, $4.2 million was financed through vendors pursuant to long-term loans secured by the equipment and the improvements. The Company expects to continue modernizing and making capital improvements over the next several years, which are anticipated to be financed through cash generated by operations, vendor financing, and borrowings under the credit agreement.

                          PART II - OTHER INFORMATION

Items 1 - 5.   No disclosure required.

Item 6.        Exhibits and Reports on Form 8-K.

(a)

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

10.7 Employment Agreement dated as of September 3, 1996, between Dan River Inc. and Joseph L. Lanier, Jr.

10.8 Employment Agreement dated as of September 3, 1996, between Dan River Inc. and Richard L. Williams

10.9 Employment Agreement dated as of September 3, 1996, between Dan River Inc. and Barry F. Shea

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

                                   DAN RIVER INC.

Date:  October 24, 1996                 /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Vice President-Chief Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


Exhibit No.                        Description of Exhibit             Page No.
-----------                        ----------------------             --------

10.7                Employment Agreement dated as of September 3,
                    1996, between Dan River Inc. and Joseph L.
                    Lanier, Jr.                                           14

10.8                Employment Agreement dated as of September 3,
                    1996, between Dan River Inc. and Richard L.
                    Williams                                              23

10.9                Employment Agreement dated as of September 3,
                    1996, between Dan River Inc. and Barry F. Shea        32

27                  Financial Data Schedule, which is submitted
                    electronically to the Securities and Exchange
                    Commission for information only and not filed.        41