Form 10-K405
period 1996-12-28
DAN RIVER INC /GA/
filed 1997-03-05
CIK 914384

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                          _________________________

                                  Form 10-K

     /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year ended December 28, 1996
                                      OR
     / /   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

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

           Registrant's telephone number, including area code: (804) 799-7000 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting stock held by non-affiliates of the registrant as of February 21, 1997: $31,076,000

Number of shares of common stock outstanding as of February 21, 1997:
                                                   Class A: 726,454 shares
                                                   Class B:  82,413 shares
Documents Incorporated by Reference:  None

There are 173 pages in the sequentially numbered, manually signed original of this report.
Exhibit Index:  Page 56

                                                   PART I

Item 1.  Business

Founded in 1882, Dan River Inc. (the "Company" or "Dan River") is a manufacturer and marketer of textile products for the home fashions and apparel fabrics markets. The Company manufactures a coordinated line of home fashions products consisting of packaged bedroom furnishings such as comforters, sheets, pillowcases, shams, bedskirts, decorative pillows and draperies. Dan River also manufactures a broad range of woven cotton and cotton-blend apparel fabrics and is a leading domestic supplier of men's dress shirting fabrics, primarily oxford and pinpoint oxford cloth.

On February 3, 1997 the Company acquired substantially all of the assets of The New Cherokee Corporation ("TNCC"), a Delaware corporation, which was a supplier of men's and women's yarn-dyed fabrics to shirting manufacturers and of sportswear fabrics to the converting trade. The assets purchased consisted primarily of two woven fabrics manufacturing facilities located in Spindale, North Carolina and Sevierville, Tennessee and a finishing facility located in Harris, North Carolina together with associated real property, machinery and equipment, inventories and receivables. The Company presently intends to continue the current operations of all three facilities.

The following table sets forth for the periods indicated the dollar amount and percentage of total net sales of the Company attributable to home fashions products and apparel fabrics:

                                                             Fiscal Year
                                                ------------------------------------
                                                1994                1995                1996
                                                ----                ----                ----
                                                              (Dollars in millions)
Dollar amount:
  Home fashions
    products..................                  $213.3              $231.8              $243.2
  Apparel fabrics.............                   158.2               153.0               136.4
                                                ------              ------              ------
    Total.....................                  $371.5              $384.8              $379.6
                                                ======              ======              ======
Percentage:
  Home fashions
    products..................                    57.4%               60.2%               64.1%
  Apparel fabrics.............                    42.6                39.8                35.9
                                                ------              ------              ------
    Total.....................                   100.0%              100.0%              100.0%
                                                =======             =======             =======

Products

Home Fashions Products

The Company's home fashions products include packaged bedroom furnishings such as comforters, sheets, pillowcases, shams, bedskirts, decorative pillows and draperies, which are marketed under the "Dan River" and "Bed-in-a-Bag" brand names, as well as various other trademarks and under licenses from, among others: "Colours by Alexander Julian", "D. Porthault", "John Wilman" and "Liberty". In addition, in 1997 the Company intends to introduce a line of home fashions products under license from "Nautica". Home fashions products are offered in a wide variety of styles and patterns, including fashion designs and, to a lesser extent, solid colors. Products range from 120 thread count muslin products of blended polyester and cotton to 250 thread count 100% cotton percale products.

The Company distributes home fashions products through a full range of domestic distribution channels, including department stores, specialty home fashion stores, direct marketers, national chains, mass merchants and regional discounters. As a supplement to these primary distribution channels, a Dan River subsidiary operates factory outlet stores, which sell home fashions products directly to consumers.

Apparel Fabrics

The Company's yarn-dyed and piece-dyed woven apparel fabrics include oxford cloth, pinpoint oxford cloth, fancy broad cloth, seer-suckers, mid and light weight denim and twills and chambrays. The Company distributes its apparel fabrics primarily to domestic manufacturers of men's, women's and children's clothing which, in turn, operate sewing plants throughout the United States and the Caribbean. The Company's customers market clothing manufactured from its apparel fabrics under such brand names as "Arrow", "Brooks Brothers", "Hathaway", "Levi Strauss", "Liz Claiborne", "L. L. Bean", "Manhattan", "Osh Kosh B'Gosh" and "Van Heusen", as well as under private labels through retailers such as J. C. Penny and Sears. The Company also manufactures apparel fabrics for the career apparel market for sale to customers such as Cintas Corp. and Red Kap and distributes apparel fabrics to home sewing retailers such as WalMart, Fabric-Centers of America, and through various wholesale distributors, for use in decorating and crafts, as well as garment sewing. The Company also manufactures and markets 100% cotton fabrics for the furniture market and greige fabrics for the converter trade.

The Company believes that it is a leader in wrinkle resistant technology for shirting fabrics. The Company markets Dri-Don blended easy care fabrics and 100% cotton Wrinkl-Shed fabrics.

Sales and Marketing

Dan River employs a sales and marketing staff of approximately 180 persons, including administrative and support personnel. The staff is divided into two groups, focusing on home fashions products and apparel fabrics, respectively. Dan River's sales and marketing offices are headquartered in New York, with satellite offices in Atlanta, Boston, Charlotte, Chicago, Dallas, High Point (North Carolina), Los Angeles and San Francisco.

The Company markets its home fashions products and apparel fabrics to over 2,000 customers, none of whom accounted for more than 10% of the Company's net sales in fiscal 1996. The top five home fashions products customers and apparel fabrics customers accounted for 44.5% and 24.4%, respectively, of the Company's net sales of home fashions products and apparel fabrics. The Company's largest home fashions products customer and apparel fabrics customer accounted for 8.7%, and 3.9% respectively, of the Company's total net sales in fiscal 1996. Sales of home fashions products are generally stronger in the second half of the year.

Manufacturing and Raw Materials

Dan River is a vertically integrated manufacturer of textile fabrics and products. The manufacturing process starts with raw cotton and synthetic fibers and involves the spinning of the raw fibers into yarns, the weaving of the yarns into fabrics, the dyeing and finishing of the fabrics, and in the case of home fashions products, fabric printing and sewing of finished products, which are then packaged and shipped to Dan River's customers. Dan River's manufacturing facilities are located in Danville, Virginia and Wetumpka, Alabama, and with the acquisition of TNCC, in Rutherford County, North Carolina and Sevierville, Tennessee.

Dan River uses substantial quantities of cotton in its manufacturing operations. By law, U.S. textile companies are generally prohibited from importing cotton, subject to certain exceptions which take effect primarily when the U.S. price of cotton exceeds the world price. Cotton is an agricultural product subject to weather conditions and other factors affecting agricultural markets. Accordingly, the price of cotton is subject to considerable fluctuation.

Dan River purchases cotton primarily in the domestic market directly from merchants or through brokers. Generally, the Company seeks to purchase sufficient amounts of cotton to cover existing order commitments; however, the Company may purchase cotton in advance of orders on terms that it deems advantageous, and while the Company does not speculate on the price of cotton, it may hedge prices from time to time through forward contracts and the futures and options market. The Company also uses significant quantities of polyester, which is available from several sources.

Although the Company has always been able to obtain sufficient supplies of both cotton and polyester, any shortage or interruption in the supply or variations in the quality of either could have a material adverse effect on the Company's business. Additionally, fluctuations in cotton and polyester prices can significantly affect the Company's profitability, particularly on a short term basis, since Dan River and other textile manufacturers cannot always mirror such fluctuations in the pricing of their products.

The Company also uses various other raw materials, such as dyes and chemicals, in its manufacturing operations. The Company believes these materials are readily available from a number of sources. Dan River also supplements its internal manufacturing capabilities by purchasing yarn and unfinished fabrics from outside sources and by contracting with third parties for various manufacturing services, including certain printing and sewing operations.

Capital Improvement Program

In keeping with the Company's commitment to being a low cost producer of high quality textile products, the Company continued during 1996 an aggressive capital expenditure program begun in 1990. The Company invested over $35 million in equipment and other manufacturing improvements during the 1996 fiscal year to modernize its manufacturing processes and enhance its information systems, and during fiscal 1997 the Company plans to invest an additional $29 million in capital improvements to further reduce its manufacturing costs, enhance manufacturing flexibility and improve product quality and responsiveness to customers.

The Company has completed construction of a new 258,000 sq. ft. home fashions finished goods warehouse and distribution center, which is located adjacent to its new home fashions accessory sewing plant in Danville, Virginia. The Company believes the new warehouse will enable it to better and more efficiently service its home fashions customers and accommodate further growth of its home fashions business.

Competition

The Company's competitive position varies by product line. Competitive factors include price, product styling and differentiation, quality, flexibility of production and finishing, delivery time and customer service. The Company sells its products primarily to domestic customers and competes with both large, integrated textile companies and numerous smaller companies specializing in limited segments of the market. Some competitors have significantly greater financial resources than Dan River.

The Company is one of several domestic manufacturers of home fashions products. Certain of the Company's competitors have a significantly greater share of the domestic market than the Company, including WestPoint Stevens Inc., Springs Industries, Inc. and Fieldcrest Cannon, Inc., which management believes hold collectively over 50% of the home fashions bedding products market.

With the acquisition of TNCC the Company believes that it is the leading producer of lightweight yarn-dyed woven cotton and cotton-blend apparel fabrics in the Western Hemisphere. With respect to men's shirtings, management believes the Company is the largest domestic producer of oxford cloth and pima cotton pinpoint oxford cloth and the leading domestic producer of lightweight yarn-dyed dress shirting fabrics. In the sportswear fabrics market, the Company is one of a number of domestic producers.

The Company is subject to foreign competition. The Company believes that over half of the apparel fabrics (much in the form of imported garments) and approximately 15% of the home fashions products sold in the U.S. are manufactured overseas. One of the Company's business strategies is to seek niche apparel fabrics markets that are less susceptible to foreign competition. The Company believes that its domestic manufacturing base and emphasis on shortening production and delivery times allow the Company to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules.

The Company benefits from protections afforded to apparel manufacturers based in certain Caribbean and Central American countries which ship finished garments into the U.S. under Section 807 of the Harmonized Tariff Schedule of the U.S. as authorized by the Caribbean Basin Recovery Act ("Section 807").
Section 807 reduces certain tariffs which would otherwise apply to apparel garments manufactured outside the U.S. and shipped into the U.S., provided that the garments are manufactured from fabric produced and cut domestically. Because Section 807 creates an attractive manufacturing base for apparel in proximity to the U.S., it is beneficial for Dan River and other domestic producers of apparel fabrics.

The North American Free Trade Agreement between the U.S., Canada and Mexico ("NAFTA") has created the world's largest free trade zone. NAFTA generally requires textiles to be made from yarns and fabrics originating in North America in order to avoid trade restrictions within the three countries which are party to the agreement. The Company believes it may benefit from NAFTA and preliminary indications are encouraging; however, it will be some time before the real impact of NAFTA can be finally determined.

Under the Uruguay Round of the General Agreement on Tariffs and Trade ("GATT"), restrictions on imports of textiles and apparel generally will be eliminated over a ten year period. As with NAFTA, it is impossible at this time to predict with certainty the long-term impact of GATT on the domestic textile and apparel industries, although it is likely that GATT will result in increased imports of textiles and apparel, particularly in commodity lines of products.

Governmental Regulation

Dan River is subject to various federal, state and local environmental laws and regulations limiting the discharge of pollutants and the storage, handling and disposal of a variety of substances. In particular, the Company's dyeing and finishing operations result in the discharge of substantial quantities of wastewater and in emissions to the atmosphere.

The Company is subject to the federal Clean Water and Clean Air Acts, and related state and local laws and regulations. The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company believes that it is currently in compliance in all material respects with the foregoing environmental or health and safety laws and regulations and does not believe that future compliance with such laws or regulations will have a material adverse effect on its results of operations or financial condition. However, there can be no assurance that environmental requirements will not become more stringent in the future or that the Company will not incur significant costs to comply with such requirements.

In 1994 the Company was advised that underground heating oil tanks had leaked at its idle Benton, Alabama plant, which was sold in January 1996. The tanks have been removed, and the Company has agreed with the purchaser of the plant to continue remediation of the heating oil contamination. The Company believes that it has established adequate reserves to cover the expected cost of cleanup and that cleanup of the Benton site will not have a material adverse effect on its results of operations or financial condition.

The property formerly owned by TNCC at Spindale, North Carolina has experienced groundwater contamination consisting of diesel fuel, for which the owner of an adjoining property has acknowledged responsibility. The neighboring landowner is engaged in cleanup operations under the direction of the North Carolina Department of Health, Environment and Natural Resources. Prior to purchasing the Spindale property, the Company identified additional contamination, consisting primarily of benzene, that the Company's environmental consultant has indicated may also originate on the adjoining property, which the Company believes would render the adjoining landowner liable for cleanup. The Company's environmental advisors have also indicated that they believe cleanup of the benzene contamination may not be required under current North Carolina policy, and that in the event the Company is required to clean up the contamination, it may be eligible to apply for funding from a North Carolina underground storage tank trust fund. The Company excluded liability associated with environmental contamination in connection with its purchase of TNCC's assets and believes, based on information provided by its environmental consultant, that if it were required to clean up the contamination due to its ownership of the property, the cost of such cleanup would not have a material adverse effect on its results of operations or financial condition.

Trademarks and Licenses

Management believes that the failure of the Company to continue to hold any one of its licenses or trademarks (other than "Dan River") would not have a material adverse effect on the Company's business.

Order Backlog and Employees

The Company's order backlog was approximately $71.9 million at December 28, 1996, as compared to approximately $80.2 million at December 30, 1995. Substantially all orders on hand at December 28, 1996 are expected to be filled within four months of that date. At December 28, 1996, the Company employed approximately 4,700 people.

Item 2.  Properties

On February 3, 1997 the Company acquired substantially all of the assets of TNCC, including greige manufacturing facilities in Spindale, North Carolina and Sevierville, Tennessee, and a new (construction completed in 1994) finishing plant in Harris, North Carolina. The Company owns the North Carolina facilities, totaling approximately 588,000 square feet of manufacturing space. The Company leases the Sevierville, Tennessee facility (consisting of approximately 384,000 feet of manufacturing space) with an option to purchase the facility for nominal consideration in 2018. The North Carolina real estate and the machinery and equipment at all of these facilities are subject to liens securing borrowings by the Company in connection with the acquisition of TNCC.

Substantially all of Dan River's other apparel fabrics facilities, and substantially all of its home fashions and corporate facilities are located in Danville, Virginia. Most of the Danville facilities are owned by the Company. The owned facilities occupy a total of approximately 5,848,000 square feet, with approximately 3,252,000 square feet of manufacturing space. The Company's 116,000 square foot accessory sewing plant and new 258,000 square foot distribution center are leased, with an option to purchase for nominal consideration upon repayment of debt incurred in the construction of these facilities. The Company leases approximately 973,000 square feet of additional warehouse and manufacturing space in Danville.

Dan River also owns a yarn mill in Alabama. The Company leases each of its marketing and sales offices and, through its subsidiary, Dan River Factory Stores, Inc., the Company leases eight factory outlet stores in Georgia, Illinois, Maryland, Ohio, Pennsylvania, South Carolina and Tennessee, each of which averages approximately 6,200 square feet of total space. The Company owns its factory outlet store in Danville, Virginia.

Item 3.  Legal Proceedings

From time to time, the Company is a party to litigation arising in the ordinary course of its business. The Company is not currently a party to any litigation that management believes will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Braelan Corp. (the "Holding Company"), which owned all of the common stock of Dan River, was merged with and into Dan River on December 29, 1995. The Company's voting Class A Common Stock ("Class A Common Stock") and non-voting Class B Common Stock ("Class B Common Stock") (collectively, the "Common Stock") are not publicly traded. As of February 21, 1997, there were 25 holders of the Class A Common Stock and six holders of the Class B Common Stock. No dividends were declared or paid by the Holding Company or the Company during the last two fiscal years. The Company's credit agreement and the indenture (the "Indenture") under which its 10 1/8% Senior Subordinated Notes due 2003 (the "Notes") were issued both limit the Company's ability to pay dividends on the Common Stock, based primarily upon the Company's compliance with certain financial ratios and other financial requirements.

Item 6.  Selected Financial Data <F1>

                                               Fiscal Year
                           ____________________________________________________

                              1992       1993       1994      1995      1996
                              ----       ----       ----      ----      ----
                                         (Dollars in thousands)
Statement of Income Data:

Net sales................... $333,033   $317,566  $371,534  $384,801  $379,567
Cost of sales...............  268,605    259,148   297,460   306,879   307,383
Gross profit................   64,428     58,418    74,074    77,922    72,184
Selling, general and administrative
  expenses..................   39,083     38,550    43,908    44,860    45,673
Other operating costs, net..       --      3,039     1,534     8,972      (428)
Operating income............   25,345     16,829    28,632    24,090    26,939
Other income................      724        505       144       241       485
Interest expense............   12,966     12,691    20,419    21,941    18,168
Income before income
  taxes and extraordinary item 13,103      4,643     8,357     2,390     9,256
Provision for income
  taxes....................     4,937      2,472     4,832     2,132     3,570
Income from continuing
  operations before extraordinary
  item.....................     8,166      2,171     3,525       258     5,686
Extraordinary item <F2>....        --        348        --        --        --
Net income.................     8,166      2,519     3,525       258     5,686
Redeemable preferred
  stock dividends..........     2,782      2,091        --        --        --
Net income applicable to common
  stock....................     5,384        428     3,525       258     5,686

Balance Sheet Data (at end of
  period):

Working capital............  $ 98,954   $ 94,040  $103,973  $109,763  $ 93,291
Total assets...............   282,668    289,384   329,902   330,944   321,050
Convertible junior subordinated
  notes....................        --     21,485    25,220        --        --
Total debt.................   145,182    170,066   196,436   179,703   169,468
Common stock subject to put
  rights...................     7,000      7,000     7,000     7,000     9,726
Redeemable preferred stock     18,577         --        --        --        --
Shareholders' equity.......    42,065     42,493    46,810    73,702    77,898

Other Financial Data and Ratios:

EBITDA <F3>................  $ 40,413   $ 36,314  $ 48,353  $ 52,599  $ 47,306
Cash interest expense <F4>      8,924      9,581    15,562    17,831    17,002
Depreciation and amortization of
  property, plant and equipmen 15,068     16,446    18,187    19,537    20,795
Capital expenditures, gross     9,914     27,690    44,112    28,004    34,515
Capital expenditures, net <F5>  9,821     12,839    26,885    20,801    28,564
Ratio of EBITDA to interest
  expense.................       3.12x      2.86x     2.37x     2.40x     2.60x
Ratio of EBITDA to cash interest
  expense.................       4.53x      3.79x     3.11x     2.95x     2.78x
Ratio of total debt to
  EBITDA..................       3.59x      4.68x     4.06x     3.42x     3.58x



<F1>
On December 29, 1995, the Holding Company was merged with and into Dan River. Selected Financial Data for periods prior to the merger have been restated to reflect the combination. See Note 2 to the Consolidated Financial Statements.

<F2>
The extraordinary item for 1993 represents the gain, net of related income taxes, from the early retirement of certain of the Company's credit facilities and term loans out of the proceeds from issuance of the Notes.

<F3>
EBITDA represents operating income before depreciation and amortization. For purposes of computing EBITDA, operating income has been adjusted to exclude other operating costs, net. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and Note 7 to the Consolidated Financial Statements. EBITDA is presented not as an alternative measure of operating results or cash flow (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to the debt servicing ability of Dan River.

<F4>
Cash interest expense is defined as interest expense accrued during the period that either has been or will be paid in cash, and therefore excludes interest on the Company's 16.35% Convertible Junior Subordinated Notes, amortization of debt issuance costs and other noncash charges.

<F5>
Represents capital expenditures, net of amounts acquired in exchange for debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of 52 Weeks Ended December 28, 1996 ("fiscal 1996") to 52 Weeks Ended December 30, 1995 ("fiscal 1995").

Net sales for the 52 weeks in fiscal 1996 were $379.6 million, a decrease of $5.2 million or 1.4% compared to the 52 weeks in fiscal 1995. Net sales of home fashions products were $243.2 million in 1996, an increase of $11.3 million or 4.9% when compared to fiscal 1995. Net sales of apparel fabrics were $136.4 million, a decrease of $16.6 million or 10.8% compared to fiscal 1995. The increase in sales of home fashions products was due to higher unit volume partially offset by lower average pricing reflecting a competitive pricing environment. The decrease in sales of apparel fabrics reflects lower unit volume of shirting fabrics, particularly commodity white and blue oxfords, due to a sluggish retail environment for these products during the first half of the year.

Gross profit for fiscal 1996 was $72.2 million or 19.0% of sales. This represents a decrease of $5.7 million or 7.4% when compared to fiscal 1995 gross profit of $77.9 million (20.2% of sales). The decrease in gross profit was due to lower sales of apparel fabrics, higher cotton costs and poor manufacturing performance associated with abbreviated running schedules during the first half of the year because of the weak order position for apparel fabrics during that period.

Other operating costs, net, reflects a net credit of $0.4 million in fiscal 1996, compared to $9.0 million of net charges in fiscal 1995. Fiscal 1995 charges include $4.4 million in writedowns of fixed assets relating to the Company's ongoing modernization program, $3.0 million of costs associated with the Company's decision to discontinue manufacturing and marketing a line of apparel fabrics, and $1.6 million of costs associated with relocation of the Company's design, merchandising and marketing staff from office space at 111 West 40th Street to new offices at 1325 Avenue of the Americas in New York City. Fiscal 1996 reflects the reversal of a portion of the 1995 charges principally relating to the discontinued line of apparel fabrics ($0.9 million) offset by $0.5 million of net charges for equipment writedowns associated with the Company's modernization program.

Selling, general and administrative expenses for fiscal 1996 were $45.7 million (12.0% of sales) an increase of $0.8 million or 1.8% from fiscal 1995 during which selling, general and administrative expenses represented 11.7% of sales. The increase in these expenses relates primarily to higher rent expense for the Company's New York office and showrooms and higher incentive compensation, offset by lower costs from the operation of fewer factory stores and lower general and administrative expense for the year.

Operating income for fiscal 1996 was $26.9 million, an increase of $2.8 million or 11.8% from fiscal 1995. The increase was caused by the favorable comparison created by the absence in fiscal 1996 of the one-time charges that were taken in fiscal 1995 and which are described above. Excluding these charges, operating income for fiscal 1996 would have been lower than fiscal 1995 by $6.6 million or 19.8% due to the lower sales of apparel fabrics, higher cotton costs, and poor manufacturing performance associated with abbreviated running schedules during the first half of the year because of the weak order position for apparel fabrics during that period.

Interest expense was $18.2 million for fiscal 1996, a decrease of $3.8 million or 17.2% from fiscal 1995. The reduction in interest expense was due primarily to the conversion from debt to equity of the Company's 16.35% Convertible Subordinated Junior Notes (the "Junior Notes") in September 1995 and to a lesser extent because of lower rates and levels for the Company's remaining debt. The decrease in those debt levels was due to lower levels of working capital during the year.

The income tax provision was $3.6 million for fiscal 1996, or 38.6% of pre-tax income. This represents an increase of $1.4 million or 67.4% from the $2.1 million (89.2% of pre-tax income) recorded for fiscal 1995. The high effective tax rate for 1995 reflects the nondeductibility of interest on the Junior Notes that were outstanding during the first eight months of 1995.

For the reasons described above, net income in fiscal 1996 was $5.7 million, an increase of $5.4 million from 1995 levels.

Comparison of 52 Weeks Ended December 30, 1995 ("fiscal 1995") to 52 Weeks Ended December 31, 1994 ("fiscal 1994").

Net Sales for the 52 weeks in fiscal 1995 were $384.8 million, an increase of $13.3 million or 3.6% compared to the 52 weeks in fiscal 1994. Net sales of home fashions products were $231.8 million in fiscal 1995, an increase of $18.5 million or 8.7% when compared to fiscal 1994. Net sales of apparel fabrics were $153.0 million, a decrease of $5.3 million or 3.3% compared to fiscal 1994. The increase in sales of home fashions products was due to higher unit volume, the sale of a better mix of products and higher average selling prices. The improved product mix consisted of more accessory items, ensembles and high thread count sheeting in fiscal 1995 as compared to 1994. The decrease in sales of apparel fabrics was entirely due to lower unit volume, primarily in shirting fabrics.

Gross profit for fiscal 1995 was $77.9 million or 20.2% of sales. This represents an increase of $3.8 million or 5.2% when compared to fiscal 1994 gross profit of $74.1 million (19.9% of sales). The increase in gross profit in fiscal 1995 reflects lower costs resulting from the Company's capital improvement program offset somewhat by higher costs for raw materials and manufacturing materials.

The Company incurred one-time charges in both 1995 and 1994. Reflected under other operating costs, net, are $9.0 million of charges in fiscal 1995 and $1.5 million in fiscal 1994. The charges in fiscal 1995 relate to $4.4 million in writedowns of certain fixed assets that have become obsolete as a result of the Company's ongoing modernization program, the $3.0 million of costs associated with the Company's decision to discontinue manufacturing and marketing a line of apparel fabrics, and $1.6 million of costs associated with relocation of the Company's design, merchandising and marketing staff from office space at 111 West 40th Street to new offices at 1325 Avenue of the Americas in New York City. The one-time charges in fiscal 1994 include $0.7 million for writedowns of equipment that became obsolete as a result of the Company's modernization program and $0.8 million which relates to the noncash portion of certain compensation expense associated with the transfer of stock and the granting of stock options by a principal shareholder to certain management employees.

Selling, general and administrative expenses for fiscal 1995 were $44.9 million (11.7% of sales), an increase of $952,000 or 2.2% from fiscal 1994 during which selling, general and administrative expenses represented 11.8% of sales. The increase in fiscal 1995 selling, general and administrative expense relates primarily to higher expenses associated with operating the Company's factory stores and an increase in bad debt expense.

Operating income for fiscal 1995 was $24.1 million, a decrease of $4.5 million (15.9%) from fiscal 1994. All of the decrease was caused by the one-time charges described above. Absent those charges, operating income would have been $33.1 million in fiscal 1995, an increase of $2.9 million or 9.6% from fiscal 1994 levels. The better operating performance in 1995 was due to lower manufacturing cost associated with the Company's modernization program offset by cost increases for raw material and manufacturing materials.

Interest expense was $21.9 million for fiscal 1995, an increase of $1.5 million (7.5%) from fiscal 1994. Included in interest expense during fiscal 1995 and fiscal 1994 was $2.9 million and $3.8 million, respectively, of noncash interest associated with the Junior Notes which were converted into 158,867 shares of the Company's Class A Common Stock as of September 3, 1995.
Excluding the interest on the Junior Notes, interest expense would have been $19.0 million and $16.6 million in fiscal 1995 and fiscal 1994, respectively. The increase was due to higher debt levels, and was offset to a certain extent by slightly lower interest rates. The increase in debt levels was caused by the Company's capital spending with respect to its ongoing modernization program and increased levels of working capital during the year.

The income tax provision for fiscal 1995 was $2.1 million or 89.2% of pre-tax income. This compares to $4.8 million or 57.8% of pre-tax income in fiscal 1994. The high effective tax rates in both fiscal years reflects the nondeductibility of interest on the Junior Notes.

For the reasons described above, net income in fiscal 1995 was $0.3 million, a decrease of 92.7% from fiscal 1994 levels.

Liquidity and Capital Resources

General

The Company believes that internally generated cash flow, supplemented by borrowings under its revolving credit facility and vendor financing, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company is considered highly leveraged, with a debt to total capital ratio of 65.9% at December 28, 1996.

Working Capital

The Company's operations are working capital intensive. The Company's operating working capital (accounts receivable and inventories less accounts payable and accrued expenses) typically increases or decreases in relation to sales and operating activity levels.

Operating working capital decreased $17.3 million (16.7%) during fiscal 1996 reflecting improved inventory management and to a lesser extent the 1.4% decrease in sales from fiscal 1995. Net income plus noncash expense items
(net) provided $28.4 million in cash during the year. Additionally, cash was provided by a $16.7 million reduction in operating assets and liabilities. This reduction was made up of a $24.6 million reduction in inventories offset by items totalling $7.8 million, principally a reduction in accounts payable and accrued expenses of $6.6 million. Accordingly, net cash of $45.1 million was generated from operating activities.

Operating working capital increased $5.7 million (5.8%) in fiscal 1995 reflecting the 3.6% increase in sales. Net income plus noncash expense items
(net) provided $29.6 million in cash during the year, which provided funding for $7.0 million used by changes in operating assets and liabilities. Those changes were a $1.8 million reduction in other liabilities, a $0.5 million reduction in prepaid expenses and other assets, as well as the $5.7 million increase in operating working capital mentioned above. As a result, $22.5 million in net cash was provided by operating activities in fiscal 1995.

During fiscal 1994, operating working capital increased $17.1 million (20.3%) reflecting the 17.0% increase in net sales from fiscal 1993. Net income plus noncash expense items provided $30.0 million in cash during the year. This was used to fund the $18.1 million change in operating assets and liabilities.
That change was made up of $17.1 million of cash used for operating working capital described above and a $1.0 million use of cash resulting from a decrease in other liabilities, offset by a decrease in prepaid expenses and other assets. Accordingly, operating activities generated $11.9 million of net cash in fiscal 1994.

As a risk management practice, the Company buys cotton with forward purchase contracts and in the spot market and uses futures and options contracts to hedge its exposure to cotton price fluctuations in amounts related to its anticipated manufacturing requirements. Since these contracts are used to reduce the risk of future price increases, they are accounted for as hedges and, accordingly, any gains or losses are deferred and reflected in the cost of goods sold as a cost component of finished goods.

Acquisition of The New Cherokee Corporation Assets

The Company acquired substantially all of the assets and assumed certain operating liabilities of TNCC on February 3, 1997 for $65 million subject to a reduction of up to $6.5 million if a minimum working capital level (as defined) was not maintained by TNCC at the time of the purchase. See "Business" for a description of this yarn-dyed apparel fabrics business. The total cash requirement on February 3, 1997 to consummate the acquisition was $67 million including an escrow deposit of $6.5 million and approximately $2 million for fees, expenses and certain closing items. The funds were provided by using $12.1 million of cash on hand and borrowings of $19.9 million and $35 million, respectively, under a new working capital credit line and term loan which are described below.

Although the manufacturing facilities acquired will receive certain equipment upgrades and modernization, the Company does not expect to materially increase its capital expenditure program solely for this purpose. As part of the Company's effort to employ only those manufacturing facilities and capacities it deems appropriate, it may reevaluate certain apparel fabrics facilities and may recognize charges, largely noncash, for any obsolete or excess manufacturing equipment or facilities. Any such action should not materially affect the Company's liquidity.

Credit Facilities and Vendor Financing

On February 3, 1997, in order to finance the purchase of substantially all of the assets of TNCC, the Company replaced its $60 million revolving credit facility with a new four year $90 million working capital line of credit and a $35 million four year term loan. The working capital line of credit is tied to a borrowing base formula, and both this facility and the $35 million term loan are secured by the Company's accounts receivable and inventories, the personal property located at the three former TNCC manufacturing facilities, and the real property of the TNCC North Carolina manufacturing facilities.

The working capital line of credit bears interest at the Base Rate, as defined (8.25% as of February 14, 1997) or LIBOR plus 2% (7.51% as of February 14,
1997), for periods of one, three or six months, at the Company's option. The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of February 3, 2001. The initial borrowing under the line was $19.9 million on February 3, 1997.

The $35 million term loan bears interest at the Base Rate or LIBOR plus 2.50%, (8.01% as of February 14, 1997), for periods of one, three or six months, at the Company's option. Principal payments are required in the following amounts for each fiscal year: 1997, $1.75 million; 1998, $4.25 million, 1999, $5.0 million, and 2000, $24.0 million, of which $20.25 million is due November 2000.

Both of the above-described facilities are provided pursuant to a Loan and Security Agreement which contains certain covenants including requirements for the maintenance of a certain cash interest coverage ratio and a minimum net worth. The amount available to be borrowed under the working capital line of credit is tied to a borrowing base formula which is dependent on the level of eligible accounts receivable and inventories, less $10 million. On February 3, 1997, $19.9 million was borrowed, $2.6 million of Letters of Credit were outstanding, and $54.8 million was unused and available to the Company.

As of December 28 1996, the Company's $60 million secured working capital facility, which was replaced by the above-described facilities, had no borrowings outstanding, but did have $2.6 million of Letters of Credit outstanding, and $57.4 million was unused and available to the Company. This facility had been scheduled to terminate on January 5, 1999. In addition, the Company finances certain capital expenditures through vendors of the capital equipment. It will continue to utilize this method of financing where it deems appropriate.

At December 28, 1996, the Company's required principal amortization payments for fiscal 1997, 1998, and 1999 were as follows: $7.0 million, $6.8 million and $7.0 million, respectively.

Capital Improvements

Between fiscal 1990 and fiscal 1996, the Company purchased or leased almost $200 million of equipment and other manufacturing improvements to modernize its manufacturing processes and enhance its information systems. These capital improvements have been financed through a variety of sources, including (i) internally generated funds and borrowings under existing credit facilities,
(ii) vendor financing and (iii) operating leases.

The table below sets forth the amount of capital improvements made through each of these methods during the past three fiscal years:


                                                                 Fiscal Year

Financed By                                           1994          1995         1996
                                                      ----          ----         ----
                                                        (Dollars in Millions)
Internally generated funds
  and borrowings                                      $26.9         $20.8        $28.5
Vendor financing <F1>                                  17.2           7.2          6.0
Operating Leases <F2>                                   1.4           1.3           .9
Total Capital Improvements                            $45.5         $29.3        $35.4

-------------------

<F1>
The financings provided by vendors for machinery and equipment typically have maturities ranging from three to seven years and carry floating rates of interest similar to the Company's credit agreement. The 1994, 1995, and 1996 amounts also include $2.8 million, $1.0 million and $3.6 million, respectively, of financing from an Industrial Development Authority for a home fashions accessory sewing plant and warehouse and distribution center.

<F2>
Amounts reflect the fair market value of machinery and equipment which was leased during the applicable period.

Capital improvements in fiscal 1995 and 1996 were for (i) the installation of open-end spinning and associated opening and carding equipment, (ii) the purchase of various manufacturing equipment subject to certain leases, (iii) the installation of dyeing, printing and finishing equipment, (iv) the construction of a home fashions bedding accessory sewing plant, (v) the construction of a home fashions warehouse and distribution center, and (vi) the normal upgrading, replacement and maintenance of the Company's equipment and facilities.

The Company expects capital improvements to be approximately $29 million in fiscal 1997 for the normal upgrading, replacement and maintenance of equipment and facilities. The Company expects to finance these expenditures through internally generated funds, vendor financing and borrowings under the Company's credit agreement.

Rental expense for fiscal 1994, 1995, and 1996 amounted to approximately $14.2 million, $13.0 million and $10.3 million, respectively, net of rental income on noncancellable leases and subleases of approximately $1.7 million, $1.5 million and $0.1 million, respectively. At December 28, 1996, the Company's future minimum lease payments due under operating leases with noncancellable terms in excess of one year, were as follows: 1997-$5.3 million, 1998-$4.2 million, 1999-$2.8 million, 2000-$2.0 million and 2001 and later-$18.3 million. Approximately 9% of future rental payments relate to operating leases for machinery and equipment used to produce the Company's products.

Net Operating Loss and Credit Carryforwards

On September 3, 1991 the Company completed a financial restructuring (the "Restructuring") which involved issuing common and preferred stock to various parties. Management believes that the Restructuring did not result in a "change in ownership" as such term is used in Section 382 of the Internal Revenue Code. However, Section 382 and related regulations promulgated by the Internal Revenue Service ("IRS") are extremely complex, and Management's assessment of whether or not a "change in ownership" occurred involves judgments as to certain factual issues and interpretations as to certain legal issues for which there is little guidance. There can be no assurance that the IRS will not challenge the Company's conclusion that no "change in ownership" has occurred under Section 382. The utilization of the Company's pre-Restructuring net operating loss and credit carryforwards could be significantly restricted or eliminated if the Restructuring is deemed to constitute a "change in ownership." From the date of the Restructuring through

December 28, 1996, the Company utilized an aggregate of $16.9 million in net operating loss carryforwards and $1.7 million in general business credit carryforwards for federal income tax purposes that are subject to review by the IRS. At December 28, 1996, the Company has unused net operating loss carryforwards of $0.9 million (expiring in 2005), a minimum tax credit carryforward of $8.1 million, and investment credit and other general business credit carryforwards of $5.3 million (the majority of which expire in 1997 through 2000).

Item 8.  Financial Statements and Supplementary Data

See following pages.

                          Report of Independent Auditors


The Board of Directors and Shareholders
Dan River Inc.

We have audited the accompanying consolidated balance sheets of Dan River Inc. as of December 30, 1995 and December 28, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dan River Inc. at December 30, 1995 and December 28, 1996, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                      /s/ Ernst & Young LLP


Charlotte, North Carolina
February 7, 1997

                                               DAN RIVER INC.

                                         CONSOLIDATED BALANCE SHEETS

                                   December 30, 1995 and December 28, 1996




                     Assets                                                  1995                 1996
                     ------                                                  ----                 ----
                                                                                Dollars in thousands
Current assets:
  Cash and cash equivalents (Note 9)                                       $  1,540            $   5,042
  Accounts receivable - trade (less allowance of
       $5,140,000 at December 30, 1995 and $4,631,000
       at December 28, 1996) (Notes 3 and 9)                                 54,848               55,782
  Inventories (Notes 2 and 3)                                                96,204               72,493
  Prepaid expenses and other current assets                                   2,481                1,275
  Deferred income taxes (Note 5)                                              7,231                5,643
                                                                           --------             --------
              Total current assets                                          162,304              140,235


Property, plant and equipment (Note 3):
  Land                                                                        6,529                6,526
  Buildings and improvements                                                 41,288               43,363
  Machinery and equipment                                                   186,019              209,568
  Construction in progress                                                    7,455               15,241
                                                                           --------             --------
                                                                            241,291              274,698
  Less accumulated depreciation and amortization                             79,311               99,348
                                                                           --------             --------
    Net property, plant and equipment                                       161,980              175,350


Other assets                                                                  6,660                5,465
                                                                           ---------           ---------
                                                                           $ 330,944           $ 321,050
                                                                           =========           =========








                                           See accompanying notes.

                                               DAN RIVER INC.

                                         CONSOLIDATED BALANCE SHEETS

                                   December 30, 1995 and December 28, 1996



       Liabilities and Shareholders' Equity                             1995                 1996
       ------------------------------------                             ----                 ----
                                                                           Dollars in thousands
Current liabilities:
  Current maturities of long-term debt (Note 3)                      $   5,138           $   6,990
  Accounts payable                                                      23,776              21,531
  Accrued compensation and related benefits                             14,857              13,652
  Other accrued expenses                                                 8,770               4,771
                                                                     ---------           ---------
              Total current liabilities                                 52,541              46,944

Long-term debt (Note 3)                                                174,565             162,478
Deferred income taxes (Note 5)                                          16,795              17,857
Other liabilities                                                        6,341               6,147

Commitments and contingencies (Notes 4, 5 and 8)

Common stock subject to put rights (Note 4)                              7,000               9,726

Shareholders' equity (Notes 3, 4, and 6):
  Common stock, Class A, $.01 par value; authorized
       1,500,000 shares; issued and outstanding
       726,454 shares                                                          7                 7

  Common stock, Class B, $.01 par value; authorized
       1,500,000 shares; issued and outstanding
       82,413 shares                                                           1                 1
  Additional paid-in capital                                            67,527              64,801
  Retained earnings                                                      8,012              13,698
  Pension liability adjustment                                          (1,845)               (609)
                                                                     ---------           ---------
              Total shareholders' equity                                73,702              77,898
                                                                     ---------           ---------
                                                                     $ 330,944           $ 321,050
                                                                     =========           =========






                                           See accompanying notes.

                                               DAN RIVER INC.

                                      CONSOLIDATED STATEMENTS OF INCOME

                              Years ended December 31, 1994, December 30, 1995
                                            and December 28, 1996




                                                        1994              1995              1996
                                                        ----              ----              ----
                                                           Dollars in thousands
Net sales                                             $ 371,534         $ 384,801         $ 379,567

Costs and expenses:
  Cost of sales                                         297,460           306,879           307,383
  Selling, general and administrative
    expenses                                             43,908            44,860            45,673
  Other operating costs, net (Note 7)                     1,534             8,972              (428)
                                                      ---------         ---------         ---------
Operating income                                         28,632            24,090            26,939

Other income                                                144               241               485
Interest expense                                        (20,419)          (21,941)          (18,168)
                                                      ---------         ---------         ---------
Income before income taxes                                8,357             2,390             9,256

Provision for income taxes (Note 5)                       4,832             2,132             3,570
                                                      ---------         ---------         ---------
Net income                                            $   3,525         $     258         $   5,686
                                                      =========         =========         =========


















                                           See accompanying notes.

                                               DAN RIVER INC.

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                              Years ended December 31, 1994, December 30, 1995
                                            and December 28, 1996


                         Class A     Class B      Additional                   Pension
                         Common      Common         Paid-In       Retained     Liability
                         Stock       Stock          Capital       Earnings     Adjustment      Total
                         -------     ------       ---------       -------      ----------      -----
                                                     Dollars in thousands
Balance at January
  1, 1994                $     6     $    1       $ 38,257        $  4,229     $       -       $ 42,493

Net income                     -          -              -           3,525             -          3,525
Capital
  contribution                 -          -            792               -             -            792
                         -------     ------       --------        --------     ---------       --------
Balance at Decem-
  ber 31, 1994                 6          1         39,049           7,754             -         46,810

Net income                     -          -              -             258             -            258
Pension liability
  adjustment                   -          -              -               -        (1,845)        (1,845)
Conversion of junior
  subordinated
  notes                        1          -         28,478               -             -         28,479
                         -------     ------       --------        --------     ---------       --------
Balance at Decem-
  ber 30, 1995                 7          1         67,527           8,012        (1,845)        73,702

Net income                     -          -              -           5,686             -          5,686
Change in common
  stock subject to
  put rights                   -          -         (2,726)              -             -         (2,726)
Pension liability
  adjustment                   -          -              -               -         1,236          1,236
                         -------     ------       --------        --------     ---------       --------
Balance at Decem-
  ber 28, 1996           $     7     $    1       $ 64,801        $ 13,698     $    (609)      $ 77,898
                         =======     ======       ========        ========     ==========      ========







                                           See accompanying notes.

                                               DAN RIVER INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1994, December 30, 1995 and December 28, 1996

                                                                    1994           1995          1996
                                                                    ----           ----          ----
                                                                          Dollars in thousands
Cash flows from operating activities:
     Net income                                                   $  3,525       $   258       $  5,686
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Noncash interest expense                                    4,857         4,110          1,166
         Noncash compensation expense                                  792             -              -
         Depreciation and amortization                              18,187        19,537         20,795
         Deferred income taxes                                       1,847        (1,379)         1,842
         Writedown/disposal of equipment                               742         4,040           (280)
         Writedown - discontinued product line                           -         3,005           (849)
         Changes in operating assets and liabilities:
           Accounts receivable                                     (16,209)        6,578           (691)
           Inventories                                              (6,690)       (8,423)        24,554
           Prepaid expenses and other assets                           942           512           (396)
           Accounts payable and accrued expenses                     5,791        (3,904)        (6,555)
           Other liabilities                                        (1,897)       (1,796)          (194)
                                                                  --------       -------       --------
             Net cash provided by operating
               activities                                           11,887        22,538         45,078
Cash flows from investing activities:
     Total capital expenditures                                    (44,112)      (28,004)       (34,515)
       Plant and equipment acquired in exchange
         for debt                                                   17,227         7,203          5,951
       Accrued equipment purchases                                   2,092        (3,515)           982
                                                                  --------       -------       --------
       Capital expenditures in cash                                (24,793)      (24,316)       (27,582)
     Proceeds from sale of assets                                      380           322          2,385
     Proceeds from insurance claim                                     540             -              -
                                                                  --------       -------       --------
             Net cash used by investing activities  (23,873)                     (23,994)       (25,197)
Cash flows from financing activities:
     Payments of long-term debt                                     (8,611)       (8,453)       (18,566)
     Net proceeds from issuance of long-term debt                        -           700         25,313
     Net borrowings (payments) - working capital
       facility                                                     14,000         9,000        (23,000)
     Other                                                               -             -           (126)
                                                                  --------       -------       --------
              Net cash provided (used) by
                financing activities                                 5,389         1,247        (16,379)
                                                                  --------       -------       --------
Net increase (decrease) in cash and
  cash equivalents                                                  (6,597)         (209)         3,502
Cash and cash equivalents at beginning of year                       8,346         1,749          1,540
                                                                  --------       -------       --------
Cash and cash equivalents at end of year                          $  1,749       $ 1,540       $  5,042
                                                                  ========       =======       ========

                                           See accompanying notes.
/TABLE

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996



1.   Description of business
     -----------------------

     Dan River Inc. and its parent and sole shareholder, Braelan Corp. (Braelan) were organized in 1989 to acquire and operate Dan River Holding Company and its subsidiaries (the Predecessor). Dan River Inc. is a manufacturer and marketer of a variety of textile products, primarily home fashions and apparel fabrics. Home fashions products, which accounted for approximately 64 percent of sales for the latest fiscal year, consist mostly of packaged bedroom furnishings which are sold to domestic retailers. Apparel products which include a broad range of woven cotton and cotton-blend fabrics, are distributed primarily to domestic clothing manufacturers.

2.   Significant accounting policies and other matters
     -------------------------------------------------

     Basis of presentation
     ---------------------
     On December 29, 1995, Braelan was merged with and into Dan River Inc. The consolidated balance sheets as of December 30, 1995 and December 28, 1996, and the consolidated statements of income, shareholders' equity and cash flows for the fiscal year ended December 28, 1996, represent the consolidated financial position, results of operations and cash flows of Dan River Inc. and its wholly-owned subsidiary, Dan River Factory Stores Inc. The consolidated statements of income, shareholders' equity and cash flows for each of the two fiscal years in the period ended December 30, 1995, represent the consolidated results of operations and cash flows of Braelan and its subsidiaries. All significant intercompany balances have been eliminated. Braelan and its subsidiaries, and Dan River Inc. and its subsidiary are collectively referred to as the Company.

     Fiscal year
     -----------
     The Company's fiscal year ends on the Saturday nearest to December 31. All references to 1994, 1995 and 1996 mean the 52-week fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996, respectively.

     Use of estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996

2.   Significant accounting policies and other matters (continued)
     -------------------------------------------------

     Cash equivalents
     ----------------
     All highly liquid cash investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

     Inventories
     -----------
     Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories at December 30, 1995 and December 28, 1996, respectively, by component are as follows:

                                                                    1995           1996
                                                                    ----           ----
                                                                    Dollars in thousands
          Finished goods                                          $ 34,463       $ 24,558
          Work in process                                           51,452         38,274
          Raw materials                                              3,483          2,679
          Supplies                                                   6,806          6,982
                                                                  --------       --------

               Total inventories                                  $ 96,204       $ 72,493
                                                                  ========       ========


     Property, plant and equipment
     -----------------------------

     Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from 10 to 35 years for buildings and improvements, and 3 to 14 years for machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the lease term or estimated useful life, whichever is less.

     In 1996, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption did not have a material effect on the Company's financial statements because the Company was generally in conformance with this standard prior to adoption.

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996



2.   Significant accounting policies and other matters (continued)
     -------------------------------------------------

     Deferred financing fees
     -----------------------
     Debt financing fees are amortized over the term of the related debt.

     Revenue recognition
     -------------------
     The Company generally recognizes revenues from product sales when goods are shipped.

     Income taxes
     ------------
     Deferred income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Cotton futures contracts
     ------------------------
     In connection with the purchasing of cotton for anticipated manufacturing requirements, the Company may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. These contracts are accounted for as hedges and, accordingly, gains or losses are deferred and reflected in cost of sales as an element of the cost of the finished product. Transactions related to cotton futures and option contracts during the three year period ended December 28, 1996 were not material.

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996


3.   Long-term debt
     --------------

     Long-term debt at December 30, 1995 and December 28, 1996, consists of the following:

                                                                    1995           1996
                                                                    ----           ----
                                                                    Dollars in thousands
     Senior subordinated notes                                    $120,000       $120,000
     Working capital facility                                       23,000              -
     Term loan                                                           -         23,545
     Notes payable to equipment vendors                             27,010         13,081
     Other borrowings with various rates
       and maturities                                                9,693         12,842
                                                                  --------       --------
                                                                   179,703        169,468
     Less current maturities                                         5,138          6,990
                                                                  --------       --------
     Total long-term debt                                         $174,565       $162,478
                                                                  ========       ========

     The senior subordinated notes (the Notes) consist of $120,000,000 in nonamortizing ten-year notes issued pursuant to an indenture dated December 15, 1993, bearing interest at 10 1/8%, payable semi-annually.

     The working capital facility at December 28, 1996 consists of a long-term $60 million working capital line of credit, the availability of which is tied to a defined borrowing base formula. The working capital facility also provides for the issuance of letters of credit up to $8,500,000 outstanding, of which $2,563,000 was outstanding at December 28, 1996. This facility was terminated on February 3, 1997 in connection with the Company's establishment of a new $90 million working capital facility (see below).

     The working capital facility and the Notes contain certain restrictive covenants which, among other things, require the Company to meet minimum net worth and earnings ratios, impose limitations on debt incurrence and restrict certain payments, including dividends and payments for the repurchase of capital stock (see Note 4).

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996



3.   Long-term debt (continued)
     --------------

     The term loan consists of a $25 million amortizing note due in 2001, bearing interest at LIBOR plus 1.75% (7.34% at December 28, 1996). The Company has a fixed rate option until June 30, 1998, whereby the rate may be fixed based on the yield of the June 1999, 6.75% US Treasury Notes plus 1.85%. Payments on the term loan are made quarterly with a 30% balloon payment at maturity. The term loan is secured by various machinery and equipment of the Company.

     Notes payable to vendors for machinery and equipment purchases are secured by the related assets. The notes payable to vendors mature on various dates between 1997 and 2002 and bear interest at various fixed and variable interest rates averaging 7.96% at December 28, 1996.

     Other borrowings consist primarily of various industrial development, revenue and pollution control obligations.

     On February 3, 1997, in connection with the acquisition of the assets of The New Cherokee Corporation (the Acquisition, Note 10), the Company established a new $90 million working capital facility and a new $35 million term loan. Initial borrowings on that date were $19.9 million on the working capital facility and $35 million on the term loan, which proceeds together with $12 million cash on hand were used to consummate the Acquisition, including associated fees and expenses.

     The $90 million working capital facility (the New Working Capital Facility) consists of a long-term working capital line of credit, the availability of which is tied to a defined borrowing base formula. As of February 3, 1997, $54,781,000 was unused and available. Borrowings under the New Working Capital Facility are non-amortizing and are due February 3, 2001. The borrowings bear interest at a Base Rate, as defined, or LIBOR plus 2%, as defined, at the option of the Company. The Company pays a commitment fee of .25% per annum on the unused portion of the $90 million working capital line of credit. The New Working Capital Facility also provides for the issuance of letters of credit up to $7,500,000 outstanding, of which $2,563,000 was outstanding at February 3, 1997. The obligations of the Company under the New Working Capital Facility are secured by a lien on substantially all accounts receivable and inventory.

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996



3.   Long-term debt (continued)
     --------------

     The $35 million term loan facility (the New Term Loan) bears interest at a Base Rate, as defined, or LIBOR plus 2.5%, as defined, at the Company's option. Scheduled principal payments are: 1997, $1,750,000; 1998, $4,250,000; 1999, $5,000,000 and 2000, $24,000,000. The New Term Loan is
     secured by the assets of certain manufacturing facilities purchased by the Company in connection with the Acquisition.

     The New Working Capital Facility and New Term Loan contain certain restrictive covenants not materially different from the prior working capital facility and the Notes described above.

     The aggregate annual scheduled principal repayments of long-term debt outstanding as of December 28, 1996 are: 1997, $6,990,000; 1998,
     $6,838,000; 1999, $6,982,000; 2000, $7,310,000 and 2001, $11,442,000.

     Cash payments of interest on debt were $15,319,000, $17,742,000 and $17,854,000 for 1994, 1995 and 1996, respectively.



4.   Capital stock
     -------------

     Holders of Class A common stock are entitled to vote on all matters to be voted on by the shareholders of the Company. Class B common stock is non-voting, except that holders of Class B common stock are entitled to vote on certain mergers or reorganizations. All holders of common stock will share equally in dividends and distributions, except that any distributions payable in shares or other rights to acquire shares will be made in the same class of common stock as the shareholder then owns. Upon liquidation, all shares of common stock are entitled to share equally in the assets of the Company available for distribution to holders of such shares. Shares of Class A common stock are convertible at any time for a like number of Class B common shares, and Class B common shares are convertible for a like number of Class A common shares.

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996



4.   Capital stock (continued)
     -------------

     Until the earlier of September 2001 or a public offering of the Company's common stock, certain shareholders may require the Company to repurchase annually a portion of their shares at the then fair market value, as defined. The these put rights, which apply to 454,665 of the common shares outstanding as of December 28, 1996, may only be exercised once during any 12-month period and only if the Company is able to obtain financing on commercially reasonable terms for such repurchase. Furthermore, the Company's obligation to repurchase shares is limited by certain financial and other covenants contained in the put agreement and the Company's debt agreements. The Company will not be required to repurchase shares in 1997 because of an indebtedness limitation set forth in the put agreement. Such limitation provides that the Company does not have to accept a put to the extent that the ratio of its debt as of the prior year-end plus debt incurred to finance the put exceeds 3.0 times the Company's "earnings before interest, taxes, depreciation and amortization," as defined, for the previous fiscal year. In addition, the exercise of puts will be further limited by a restricted payment provision contained in the indenture under the Notes, which prevents certain payments, including dividends and payments to shareholders for the repurchase of capital stock, from reducing the Company's shareholders' equity below certain levels. Under this provision, cumulative restricted payments over the term of the put rights generally cannot exceed the greater of $7,000,000 or the sum of $1,000,000 plus 50% of the Company's cumulative post-1993 net income (or minus 100% of net losses), as defined, as of the year ending prior to the restricted payment. Cumulative post-1993 net income for this purpose was $17,453,000 as of December 28, 1996. Based on the minimum levels of shareholders' equity required by the restricted payment provision, the accompanying consolidated balance sheets reflect the reclassification of $7,000,000 and $9,726,000 from shareholders' equity to "common stock subject to put rights" as of December 30, 1995 and December 28, 1996, respectively.

     Through September 2001, the Company has the option to purchase the common shares held by certain shareholders at a price equal to the then fair market value, as defined. The Company's call option is generally subject to the same financial covenants and other restrictions as the put rights described above. A certain shareholder has a similar call option on certain issued and outstanding common shares, which has priority to the Company's call option. In addition, certain shareholders have the right to require the Company to register, at its expense, their shares under the Securities Act of 1933.

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996

4.   Capital stock (continued)
     -------------
     On September 3, 1995 the Company's convertible junior subordinated notes (the Junior Notes) with an outstanding balance of $28,479,000 were converted into 158,867 shares of Class A common stock. The Junior Notes were nonamortizing, and bore interest at 16.35%, which accrued quarterly and was automatically capitalized and added to principal.

5.   Income taxes
     ------------
     The provision for income taxes is comprised of the following:

                                         1994           1995          1996
                                         ----           ----          ----
                                                Dollars in thousands
     Current:
         Federal                       $ 2,420        $ 3,123       $ 1,645
         State                             565            388            83
                                       -------        -------       -------
                                         2,985          3,511         1,728
     Deferred:
         Federal                         1,563         (1,365)        1,278
         State                             284            (14)          564
                                       -------        -------       -------
                                         1,847         (1,379)        1,842
                                       -------        -------       -------
     Provision for income taxes        $ 4,832        $ 2,132      $  3,570
                                       =======        =======       =======

     A reconciliation of the differences between the provision for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

                                                      1994    1995    1996
                                                      ----    ----    ----
                                                      Dollars in thousands
     Amount computed using the statutory rate       $2,925   $  837   $3,240
     Increase (decrease) in taxes resulting from:
         State taxes                                   552      243      421
         Nondeductible interest                      1,321    1,018       80
         Other, net                                     34       34     (171)
                                                    ------   ------   ------
     Provision for income taxes                     $4,832   $2,132   $3,570
                                                    ======   ======   ======
/TABLE

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996

5.   Income taxes (continued)
     ------------
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 30, 1995 and December 28, 1996 are as follows:

                                                         1995           1996
                                                         ----           ----
                                                         Dollars in thousands
     Deferred tax liabilities:
       Book carrying value in excess of tax
         basis of property, plant and equipment        $27,930        $29,389
       Other                                             1,417          1,376
                                                       -------        -------
         Total deferred tax liabilities                 29,347         30,765

     Deferred tax assets:
       Net operating loss and credit
       carryforwards                                    12,507         13,712
       Nondeductible reserves and accruals              10,108          8,437
       Minimum pension liability adjustment              1,207            399
       Other                                             1,231            770
                                                       -------        -------
         Total deferred tax assets                      25,053         23,318
       Valuation allowance for deferred
         tax assets                                     (5,270)        (4,767)
                                                       -------        -------
         Net deferred tax assets                        19,783         18,551
                                                       -------        -------
         Net deferred tax liabilities                  $ 9,564        $12,214
                                                       =======        =======

     At December 28, 1996, the Company had net operating loss carryforwards of $900,000, which expire in 2005. In addition, the Company had available a minimum tax credit carryforward of $8,100,000, and investment credit and other general business credit carryforwards of $5,300,000. If not used, $4,300,000 of the investment credit and other general business credit carryforwards will expire in the years 1997 through 2000, and the remainder will expire in various years through 2010.

     Because the acquisition of the Predecessor in 1989 constituted a "change in ownership" under Section 382 of the Internal Revenue Code, the utilization of net operating loss and credit carryforwards existing as of the acquisition date are subject to certain restrictions. These restrictions have not impacted the utilization of pre-acquisition net operating losses, none of which remain as of December 28, 1996, and are not expected to materially impact the future utilization of credit carryforwards.

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996


5.   Income taxes (continued)
     ------------

     On September 3, 1991, the Company completed a financial restructuring (the Restructuring) which involved issuing common and preferred stock to various parties. The Company believes that the Restructuring did not result in a "change in ownership" and thus did not cause further restrictions in the utilization of carryforwards. However, Section 382 and related regulations promulgated by the Internal Revenue Service (IRS) are extremely complex, and the Company's assessment of whether or not a "change in ownership" occurred involves judgments as to certain factual issues and interpretations as to certain legal issues for which there is little guidance. There can be no assurance that the IRS will not challenge the Company's conclusion that no "change in ownership" has occurred under
     Section 382. The utilization of the Company's pre-Restructuring carryforwards could be significantly restricted or eliminated if the Restructuring is deemed to constitute a "change in ownership." From the date of the Restructuring through December 28, 1996, the Company utilized an aggregate of $16,876,000 in net operating loss carryforwards and $1,723,000 in general business credit carryforwards for federal income tax purposes that are subject to review by the IRS.

     For financial reporting purposes, valuation allowances of $5,270,000 and $4,767,000 are reflected at December 30, 1995 and December 28, 1996, respectively, to offset a portion of the deferred tax assets.

     The Company made income tax payments of $1,482,000, $3,625,000, and $1,180,000 during 1994, 1995 and 1996, respectively.

6.   Benefit plans
     -------------

     Hourly and Salary Retirement Plans
     ----------------------------------
     The Company sponsors the Dan River Inc. Hourly Retirement Plan (the Hourly
     Plan) and the Dan River Inc. Salary Retirement Plan (the Salary Plan). These plans are noncontributory and cover substantially all of the Company's full-time employees. Funding for the Hourly and Salary Plans is through employer cash contributions.

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, and December 30, 1995
                                            and December 28, 1996


6.   Benefit plans (continued)
     -------------

     Participants are generally eligible for full benefits at age 65 or upon completion of five years of vesting service, if later. Vesting service is defined generally as years of service from hire. Benefits of the Hourly Plan are determined based upon years of service while benefits of the Salary Plan are determined based upon years of service and career average earnings.

     The following sets forth the funded status of the plans at December 30, 1995 and December 28, 1996:


                                                       1995            1996
                                                       ----            ----
                                                       Dollars in thousands
     Actuarial present value of benefit obligations:
       Accumulated benefit obligation, including
         vested benefits of $15,174,000 at
         December 30, 1995 and $16,079,000 at
         December 28, 1996                           $(16,267)       $(17,069)
                                                     ========        ========
       Projected benefit obligation for service
         rendered to date                            $(17,558)       $(18,591)
       Plan assets at fair value                       13,043          16,218
                                                     --------        --------
       Projected benefit obligation in excess of
         plan assets                                   (4,515)         (2,373)
       Unrecognized net loss                            4,343           1,896
       Minimum liability adjustment                    (3,052)         (1,008)
                                                     --------        --------
       Accrued pension cost included in the
         consolidated balance sheets                 $ (3,224)       $ (1,485)
                                                     ========        ========


     The Company's practice is to fund amounts which are required by statute and applicable regulations and which are tax deductible. The minimum liability adjustment at December 30, 1995 and December 28, 1996, represents the excess of unfunded accumulated benefit obligations over previously recorded liabilities. A corresponding reduction is reflected in shareholders' equity, net of the related income tax effect of $1,207,000 and $399,000 at December 30, 1995 and December 28, 1996, respectively.

                                               DAN RIVER INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    December 31, 1994, December 30, 1995
                                            and December 28, 1996

6.   Benefit plans (continued)
     -------------

     Net pension cost for the plans included the following components:

                                              1994         1995         1996
                                              ----         ----         ----
                                                   Dollars in thousands

     Service cost                           $ 1,639      $ 1,452      $ 1,728
     Interest cost                              999        1,181        1,401
     Actual return on assets                    317       (2,193)      (1,919)
     Other, net                              (1,159)       1,204          951
                                            -------      -------      -------
     Net periodic pension cost              $ 1,796      $ 1,644      $ 2,161
                                            =======      =======      =======

     The projected benefit obligations were determined using an assumed discount rate of 7.25% at December 30, 1995 and 7.90% at December 28, 1996. An assumed long-term rate of increase in compensation of 4.25% was used at December 30, 1995 and 4.90% at December 28, 1996. The assumed long-term rate of return on plan assets was 9.5% at December 31, 1994, December 30, 1995 and December 28, 1996. Assets of the plans consist of various institutional investment funds and money market accounts.

     Supplemental retirement plan
     ----------------------------

     The Company sponsors an unfunded supplemental retirement plan for certain former employees that provides for payments upon retirement, death or disability over the longer of the employee's life or ten years. The projected benefit obligations of $3,182,000 and $2,960,000 at December 30, 1995 and December 28, 1996, respectively, are accrued in the accompanying consolidated balance sheets. The Company is a beneficiary of life insurance policies on certain participants in this plan.

                                             DAN RIVER INC.

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, December 30, 1995
                                          and December 28, 1996

6.   Benefit plans (continued)
     -------------

     Stock option plan
     -----------------
     The Company sponsors a nonqualified stock option plan under which directors, officers and key management employees of the Company may be granted options to purchase shares of the Company's Class A common stock. The Company has reserved 37,000 shares of its authorized but unissued common stock for this plan. All options to purchase unissued shares granted through December 28, 1996 have an exercise price of $120 per share, generally vest on December 31, 1999, and expire on December 31, 2001. None of these options were exercisable at December 28, 1996.

     Prior to December 30, 1994, the plan also provided for the granting of options to purchase shares of the Company's Class A common stock from a certain principal shareholder at an exercise price of $10 per share. All of these options were exercisable at December 28, 1996, and expire on December 31, 1999.

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. No compensation expense was recorded in 1995 or 1996. If the Company had elected to recognize compensation expense for the stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, the pro forma effect on net income would be immaterial for both years.

     The following table summarizes activity under the stock option plan:

                                           Options outstanding against:
                                           ---------------------------
                                       Authorized                 Shares held by
                                       but unissued               principal
                                       shares                     shareholder
                                       -----------                -----------
     Outstanding at 12/31/94               34,500                     29,960
     Granted                                1,150                          -
     Forfeited                             (1,650)                      (600)
                                           ------                     ------
     Outstanding at 12/30/95               34,000                     29,360
     Granted                                  750                          -
     Exercised                                  -                     (2,960)
     Forfeited                               (760)                      (300)
                                           ------                     ------
     Outstanding at 12/28/96               33,990                     26,100
                                           ======                     ======

                                             DAN RIVER INC.

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, December 30, 1995
                                          and December 28, 1996



6.   Benefit plans (continued)
     -------------

     The weighted average fair value of options granted during the year ended December 28, 1996 is $27.93. For this purpose, fair value was determined under the minimum value method, assuming a dividend yield of 0%, a risk free interest rate of 5.3% and an expected holding period of five years.


7.   Other operating costs, net
     --------------------------

     During 1994 charges totaling $742,000 were recognized for writedowns and disposals of equipment rendered obsolete by the Company's ongoing modernization program. The Company also recorded a $792,000 charge in 1994 for stock based compensation associated with shares of the Company's common stock deemed contributed to capital by a principal shareholder. Charges in 1995 relating to the modernization program totaled $4,391,000. Also in 1995, the Company recorded a $1,576,000 loss for the writedown of a leasehold and other costs related to the relocation of the Company's marketing headquarters in New York, and a $3,005,000 charge for the writedown of assets associated with the Company's decision to discontinue one of its apparel fabrics product lines. In 1996 the Company reversed $849,000 of the prior year charge relating to the discontinued product line and $84,000 of the loss for the marketing headquarters relocation. This was offset in part by net charges of $505,000 relating to the modernization program.

8.   Commitments and contingencies
     -----------------------------

     The Company leases certain manufacturing equipment, warehouses and office facilities under operating leases that expire at various dates through 2011. Rental expense for 1994, 1995 and 1996 amounted to approximately $14,247,000, $13,032,000 and $10,296,000, respectively, net of rental income on noncancelable leases and subleases of approximately $1,697,000, $1,544,000 and $76,000, respectively.

                                             DAN RIVER INC.

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, December 30, 1995
                                          and December 28, 1996


8.   Commitments and contingencies (continued)
     -----------------------------

     The future minimum lease payments at December 28, 1996 due under operating leases with noncancelable terms in excess of one year are as follows:


                                                      Dollars in thousands
                     1997                               $  5,310
                     1998                                  4,243
                     1999                                  2,817
                     2000                                  2,044
                     2001                                  2,001
                     Later                                16,283
                                                        --------
                                                        $ 32,698
                                                        ========

     Commitments for additions to plant and equipment amounted to approximately $6,673,000 at December 28, 1996. Certain manufacturing and warehouse leases contain renewal options at their fair rental values.

     The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any such liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position.

9.   Financial instruments
     ---------------------

     Off balance sheet risk
     ----------------------
     In connection with the purchase of cotton for anticipated manufacturing requirements, the Company enters into cotton forward purchase commitments, futures and option contracts in order to reduce the risk associated with future price fluctuations. The Company does not engage in speculation. There were no material cotton futures or options contracts outstanding at December 30, 1995 or December 28, 1996. See
     Note 2 for information on the Company's accounting policy with respect to cotton futures and option contracts.

                                             DAN RIVER INC.

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994, December 30, 1995
                                          and December 28, 1996


9.   Financial instruments (continued)
     ---------------------

     Concentrations of credit risk
     -----------------------------
     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

     Fair values
     -----------
     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The fair value of the Company's senior subordinated notes, based on quoted market prices, was $109,200,000 and $120,600,000 at December 30, 1995 and December 28, 1996, respectively, compared to a carrying value of $120,000,000. Based on rates available for similar types of borrowings, the carrying values of the Company's other debt approximated fair value at December 30, 1995 and December 28, 1996.

10.Subsequent event
   ----------------
     On February 3, 1997 the Company acquired substantially all of the assets of The New Cherokee Corporation, a manufacturer of yarn-dyed shirting and sportswear fabrics, for approximately $65 million in cash, subject to a working capital adjustment, and the assumption of certain operating liabilities. See Note 3 concerning the financing of the acquisition.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, who are elected annually, are as follows:

    Name                            Age   Position with Dan River
    ----                            ---   -----------------------
    Joseph L. Lanier, Jr.........   65    Chairman, Chief Executive Officer
                                             and Director
    Richard L. Williams..........   63    President, Chief Operating Officer and
                                             Director
    Paul R. Crotty...............   47    Director
    John F. Maypole..............   57    Director
    Barry F. Shea................   48    Vice President-Chief Financial Officer
    Scott D. Batson..............   40    Vice President-Finance
    Anthony J. Bender............   39    Vice President-Information Systems
    Gregory R. Boozer............   41    Vice President-Manufacturing Services
    Edward E. Carroll............   57    Vice President-Industrial Relations
    Harry L. Goodrich............   46    Vice President, Secretary and General
                                              Counsel
    George R. Herron.............   56    Vice President-Cotton Procurement
    Larry W. Van de Visser.......   60    Vice President-Administration
    Gary D. Waldman..............   40    Controller

Joseph L. Lanier, Jr. has been Chairman of the Board of Directors and Chief
Executive Officer of Dan River since 1989 and of the Holding Company from 1989 until 1995.<F1> Mr. Lanier is also a director of SunTrust Bank, Inc. (a bank holding company), Flowers Industries, Inc. (a food company), Torchmark
Corporation (an insurance company) and Dimon Incorporated (a tobacco products company and distributor of cut flowers).

Richard L. Williams has been President and Chief Operating Officer of Dan River since 1989 and President, Chief Operating Officer and a director of the Holding
Company from 1989 until 1995.<F1>  Mr. Williams has been a director of Dan
River since 1993.

Paul R. Crotty served as a director of the Holding Company from 1991 until 1995.<F1> Mr. Crotty has been a director of Dan River since 1993. He is presently a consultant to Metropolitan Life Insurance Company and was a Senior
Vice President of Metropolitan Life Insurance Company from 1991 until 1996 and
Vice President of Metropolitan Life Insurance Company from 1982 to 1991.  Mr.
Crotty has over the past five years served as a director of various other corporations.

John F. Maypole served as a director of the Holding Company from 1992 until 1995.<F1> He has been a director of Dan River since 1993. Mr. Maypole is presently a consultant to Metropolitan Life Insurance Company and has over the past five years served as a consultant to and/or director of various other corporations and providers of financial services. Mr. Maypole also serves as a director of Bell Atlantic Corporation (a telecommunications company) and Massachusetts Mutual Life Insurance Company.

Barry F. Shea was Vice President-Finance, Chief Financial Officer and Assistant
Secretary of the Holding Company from 1989 until 1995<F1>, and a director of the Holding Company from 1989 to 1991. He was Vice President-Finance, Chief
Financial Officer and Assistant Secretary of Dan River from 1989 until 1995,
Vice President-Chief Financial Officer and Assistant Secretary from 1995 to
1996 and has been Vice President-Chief Financial Officer from 1996 to the present.

Scott D. Batson was elected Vice President-Finance of Dan River in 1995 and was
Director of Finance from 1990 to 1995. Mr. Batson was also Treasurer of the Holding Company from 1990 to 1995.<F1>

Anthony J. Bender has been Vice President-Information Systems of Dan River since 1995. Mr. Bender was Director Systems Development of Springs Industries,
Inc. (a manufacturer and distributor of textile products) from 1993 until 1995, and held a number of management consulting positions with Price Waterhouse, LLP from 1985 to 1993.

Gregory R. Boozer has been Vice President-Manufacturing Services of Dan River since 1989.

Edward E. Carroll was elected Vice President-Industrial Relations of Dan River in 1995. He was Director of Employee Relations of Dan River from 1984 until
1995.

Harry L. Goodrich was Secretary and General Counsel of the Holding Company from
1989 until 1995.<F1> He has been Secretary and General Counsel of Dan River since 1989 and was elected Vice President of Dan River in 1995.

George R. Herron has been Vice President-Cotton Procurement of Dan River since
1987.

Larry W. Van de Visser was Controller of Dan River from 1990 until 1995 and
Vice President-Controller of Dan River from 1995-1996.  He was elected Vice
President-Administration in 1996.

Gary D. Waldman was elected Controller of Dan River in 1996.  He was Assistant
Controller for Dan River from 1992 until 1996, and Director of Taxes from 1990 until 1992.

Other significant employees of the Company are James E. Martin and Thomas L.
Muscalino.

Mr. Martin has been President of Dan River's apparel fabrics division since
1990.  He is 47 years old.

Mr. Muscalino has been President of Dan River's home fashions division since
1993.  From 1975 until 1992, he held a number of marketing positions with West
Point-Pepperell, Inc. (a textile company), including President of its Consumer
Products Division in 1992.  He is 46 years old.


<F1>
Dan River was a wholly-owned subsidiary of the Holding Company until December 29, 1995, when the Holding Company was merged with and into Dan River.

The Amended and Restated Articles of Incorporation of Dan River provide that the holders of the Class A Common Stock are entitled to one vote per share in order to elect the directors. Under the terms of a Stockholders' Agreement, which are described in more detail below, Management Stockholders and Mezzanine Investment Limited Partnership-BDR ("MILP," an affiliate of Metropolitan Life Insurance Company) each nominated two of the four directors of the Company. "Management Stockholders" include Messrs. Lanier and Williams (and certain members of their families), Mr. Shea, and recipients of Class A Common Stock pursuant to the Company's Amended and Restated Stock Option Plan (the "Option Plan"). Mr. Lanier and Mr. Williams are currently serving as directors nominated by the Management Stockholders. Mr. Crotty and Mr. Maypole are currently serving as directors nominated by MILP.

Messrs. Lanier, Williams and Shea are parties to Executive Employment Agreements which are described in detail below.

Item 11.  Executive Compensation

The following table sets forth the annual compensation paid by Dan River to or for the account of the chief executive officer of Dan River and each of the other four most highly compensated executive officers of Dan River in 1996 (collectively, the "Named Executive Officers"):

                                         Summary Compensation Table

                                                                      Long-Term Compensation
                                            Annual Compensation            Awards
                                  -------------------------------------------    --------------
                                                                           Securities
                                                             Other         Under-
Name and                                                     Annual        lying        All Other
Principal                                                    Compen-       Options/     Compensa-
Position             Year         Salary($)     Bonus($)<F1> sation        SARs (#)     tion($)<F3>
--------             ----         ---------     --------     ------        --------     -------
Joseph L. Lanier, Jr.1996         $422,424      $169,650     -0-              -0-       $1,500
  Chairman and Chief 1995          404,193       128,050     -0-              -0-        1,500
  Executive Officer  1994          388,435       213,330     -0-            5,000        1,500

Richard L. Williams  1996          352,118       141,410     -0-              -0-        1,500
  President and Chief1995          338,558       107,260     -0-              -0-        1,500
  Operating Officer  1994          325,500       178,760     $543,000<F2>   4,000        1,500

Barry F. Shea        1996          201,815        81,050     -0-              -0-        1,500
  Vice President-    1995          193,389        61,270     -0-              -0-        1,500
  Chief Financial    1994          185,866       102,080      259,000<F2>   1,500        1,500
  Officer

Gregory R. Boozer    1996          145,385        58,390     -0-              -0-        1,454
  Vice President-    1995          133,077        42,160     -0-              -0-        1,331
  Manufacturing Services1994       113,462        62,310     -0-            1,250        1,135

Harry L. Goodrich    1996          120,723        48,480     -0-              -0-        1,207
  Vice President-    1995          116,037        36,760     -0-              -0-        1,160
  Secretary and      1994          111,516        61,240     -0-              750        1,115
  General Counsel

__________________

<F1>

For information relating to the determination of bonus amounts, see "Compensation Committee Interlocks and Insider Participation."
<FN2>
During 1994 Mr. Lanier transferred 6,940 and 3,370 shares of his Class A Common Stock of the Holding Company to Messrs. Williams and Shea, respectively, for no consideration. Under applicable Internal Revenue Service regulations, the transfer is deemed to be compensation paid by the Holding Company to Messrs. Williams and Shea equal to the fair market value of the securities transferred, which amount is deductible by the Company and taxable to the recipients. The amounts set forth in the Compensation Table reflect the noncash compensation deemed to have been paid to Messrs. Williams and Shea, plus $196,000 and $90,500 in cash paid by the Company to each of them, respectively, in partial reimbursement to Messrs. Williams and Shea of taxes payable by them as a result of the stock transfer. The Class A Common Stock transferred was valued at $50 per share.

<F3>
Represents amounts accrued during applicable fiscal years to each Named Executive Officer pursuant to the Dan River Salary Retirement Plan.



The table below sets forth certain information with respect to options to purchase Class A Common Stock of the Company held at the end of fiscal 1996 by each Named Executive Officer:



                       Aggregated Option/SAR Exercise In Last Fiscal Year and FY-End Option/SAR Values<F1>

                                                               Number of
                                                               Securities
                                                               Underlying
                                                              Unexercised           Value of
                                                             Options/SARs at      Unexercised
                             Shares                          Fiscal Year-End     in-the-Money
                           Acquired on    Value                     (#)          Options/SARs
                             Exercise    Realized              Exercisable/      at Fiscal Year-
Name                           (#)         ($)                Unexercisable           End($)
----                       -----------   --------            --------------      ---------------
Joseph L. Lanier, Jr.         --            --                   0/5,000         $ 90,000
Richard L. Williams           --            --                   0/4,000           72,000
Barry F. Shea                 --            --                   0/1,500           27,000
Gregory R. Boozer             --            --               1,500/1,250          214,500
Harry L. Goodrich             --            --               1,500/750            205,500

__________________

<F1>
Each of the Named Executive Officers holds options granted in 1994 which vest in increments of 20% of the grant on December 31 of each year from 1995 through 1999; provided, however, if cumulative Consolidated EBITDA (as defined in the Indenture and based on internal growth of the Company) commencing January 1, 1995 and continuing through the end of the Company's 1997 fiscal year equals or exceeds $188 million, or $274 million through the end of the Company's 1998


fiscal year, the options will become fully vested as of December 31, 1997 or 1998, as the case may be. The options also vest early in the event there is a Change of Control as defined in the Indenture. The options are exercisable, at an exercise price of $120 per share, only at the time at which such options are 100% vested, as provided above, and are automatically revoked if the optionee voluntarily leaves the Company or is terminated for cause prior to exercise of the options. To the extent vested at the time of an optionee's death, disability, retirement or involuntary termination without cause, the optionee or his estate will be entitled to exercise the options within six months after the later of the date of the event resulting in termination of employment or the earliest permissible exercise date as described above. Messrs. Boozer and Goodrich hold options, granted September 3, 1991, to purchase 1,500 shares each of the Company's Class A Common Stock at an exercise price of $10 per share. These options are fully vested and exercisable. For purposes of determining the value of unexercised options, the Class A Common Stock has been valued at $138 per share, based upon last 12 months EBITDA times a market multiple based upon market multiples of comparable publicly traded companies, less debt net of cash equivalents and a discount relating to the fact that the Class A Common Stock is not publicly traded.


Director Compensation

Messrs. Maypole and Crotty each receives a retainer of $20,000 per year for his services as a director. In 1994 Mr. Maypole was granted an option to purchase 650 shares of Class A Common Stock pursuant to the Option Plan. The terms of Mr. Maypole's option are identical to the terms of other options granted in 1994 to executive officers and key employees of the Company. See Note 1 to "Aggregated Option/SAR Exercise in Last Fiscal Year and FY-End Option/SAR Values." The other directors of Dan River are not compensated for their services as directors.

Executive Employment Agreements

The Company is party to employment agreements with Joseph L. Lanier, Jr., Richard L. Williams and Barry F. Shea, each dated September 3, 1996 and terminating September 3, 1999, unless earlier terminated as described below (the "Employment Agreements"). Each Employment Agreement provides for the employee to be retained in certain specified capacities by the Company and to devote his full business time and attention to the business of the Company. Each of the Employment Agreements provides that the Company shall pay the employee a bonus under the Dan River Management Incentive Plan and reimburse certain business related expenses.

Mr. Lanier's employment agreement (the "Lanier Agreement") provides that he will serve as the Chief Executive Officer and Chairman of the Board of Directors of the Company. The Lanier Agreement provides for a base salary of $420,116.32 per year which may be increased in the discretion of the Board of Directors of the Company, subject to certain cost of living adjustments.

The Employment Agreements with Messrs. Williams and Shea provide for their employment as President and Chief Operating Officer and Chief Financial Officer of the Company, respectively. Each agreement provides that the employee shall receive a base salary determined by the Chief Executive Officer of the Company in consultation with its Board of Directors.

The Employment Agreements are terminable upon the death or disability of the employee, by the Company for good cause (as defined in the Employment Agreements), by the Company without cause, by the employee for good reason (as defined in the Employment Agreements), by the employee without good reason or upon the occurrence of a change in control (as defined in the Employment Agreements). Each Employment Agreement provides that, in the event the employee's employment is terminated for no cause, a change in control or for good reason (all as defined in the Employment Agreements), such employee is to be paid an amount equal to two times his annual base salary in effect at the time of termination, plus any incentive bonus prorated to the date on which employment is terminated. The employee would also be entitled to participate for a period of up to 24 months after termination of his employment in various welfare, pension and savings plans and programs offered by the Company.

Post-Employment Agreements

The Company has entered into agreements with Messrs. Batson, Bender, Boozer, Carroll, Goodrich, Herron, Martin, Muscalino and Van de Visser as well as ten other key employees. These agreements provide certain assurances to the employee in the event Mr. Lanier ceases for any reason to be Chief Executive Officer of the Company (an "Employment Event"), including an agreement not to arbitrarily reduce the salary of or relocate the employee and to allow the employee to participate in certain incentive and other benefit plans at a level commensurate with his level of participation at the time the Employment Event occurred. These agreements are automatically renewed unless a two-year notice of non-renewal is tendered by the Company. In the event employment of the employee is terminated by the Company without good cause (as defined) or by the employee upon breach of the agreement by the Company, the employee is entitled to a severance payment of up to two years salary, plus any bonus otherwise earned for the year in which the termination occurs, and to continue to participate for a period of up to two years in certain welfare, retirement and savings plans and policies afforded by the Company.

Retirement Plan

The Dan River Salary Retirement Plan (the "Retirement Plan") provides noncontributory defined benefits based on both years of service and the employee's career average monthly earnings ("Average Compensation"). Average Compensation includes salary and commissions but excludes bonuses. Estimated annual benefits payable upon retirement at age 65 for each of the Named Executive Officers are as follows, based upon a single life annuity: Joseph L. Lanier, Jr.--$11,835; Richard L. Williams--$14,824; Barry F. Shea--$36,712; Gregory R. Boozer $40,479; and Harry L. Goodrich $29,286.

Compensation Committee Interlocks and Insider Participation

Messrs. Crotty and Maypole serve on a Senior Management Committee of the Company's Board of Directors which is responsible for determining Mr. Lanier's base salary and whether or not to terminate Mr. Lanier's employment. Mr. Lanier consults with the Senior Management Committee in determining the compensation of Mr. Williams and Mr. Shea. Within merit budget guidelines approved by the Board of Directors for each fiscal year, and in consultation with a management compensation committee consisting of Messrs. Williams, Shea and Carroll, Mr. Lanier determines the compensation of all other executive officers. Targets and participation levels in bonus programs are based on certain financial objectives and are recommended by the management compensation committee and approved by Mr. Lanier, in consultation with the Senior Management Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock, as of the date hereof, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Class A Common Stock, (ii) each of the directors of the Company who holds Class A Common Stock, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Except as set forth below, the stockholders named below have sole voting and investment power with respect to all shares of Class A Common Stock shown as beneficially owned by them.

Named Executive Officers,                                           Class A Common Stock<F1>
Directors, Executive                                                Number              Percent
Officers and Directors as                                             of                  of
a Group and 5% Stockholders                                         Shares              Class
---------------------------                                         ------              -------
Joseph L. Lanier, Jr.<F2> <F3> <F5>                                 117,907             16.2%
Richard L. Williams<F2> <F4> <F5>                                    26,628              3.7%
Barry F. Shea<F2> <F4>                                                9,995              1.4%
Mezzanine Investment Limited Partnership-BDR                        383,356             52.8%
  One Madison Avenue
  New York, New York 10010
Bank of America National Trust
  & Savings Association                                              76,543             10.5%
  Investment Administration #15027
  315 Montgomery Street, 13/F
  San Francisco, California 94104
Executive Officers and
  Directors as a Group (12 persons)<F6>                             117,907             16.2%
__________________

<F1>
This table contains information only with respect to the ownership of the Class A Common Stock and does not include information with respect to the 82,413 outstanding shares of Class B Common Stock. The Class B Common Stock is non-voting, except that holders of Class B Common Stock are entitled to vote on certain mergers or reorganizations. The Class B Common Stock is convertible into Class A Common Stock at any time, with limited exceptions, at the option of the holder. Assuming the conversion of all shares of Class B Common Stock into Class A Common Stock, one holder of Class B Common Stock, First Chicago Investment Corporation, would hold 70,018 shares of Class A Common Stock, which would constitute 8.7% of the then outstanding Class A Common Stock. No director or officer holds Class B Common Stock.

<F2>
The business address of Messrs. Lanier, Williams and Shea is 2291 Memorial Drive, Danville, Virginia, 24541.


<F3>
Includes 30,000 shares of Class A Common Stock which Mr. Lanier is contractually obligated to surrender to the Company from time to time upon exercise of certain stock options issued pursuant to the Option Plan. Upon surrender of shares of stock, the Company is required to pay to Mr. Lanier an amount equal to the exercise price of the option in respect of which the shares were surrendered. Options in respect of 29,060 shares are exercisable or have been exercised. Also includes 3,746, 5,500, 21,128 and 9,995 shares of Class A Common Stock beneficially owned by Mrs. Ann Lanier and Mrs. Suzanne S. Williams, and Messrs. Richard L. Williams and Barry F. Shea, respectively.
With respect to all of the above-described shares, Mr. Lanier has sole voting power in the election of directors pursuant to the terms of a Voting Agreement among the Company, Mr. Lanier, and certain other parties, dated September 3, 1991, whereby Mr. Lanier has been granted a proxy to vote any and all shares of Class A Common Stock beneficially owned by the above-described stockholders.

<F4>
Mr. Lanier has sole voting power over these shares in the election of directors pursuant to the terms of the Voting Agreement described above.

<F5>
Messrs. Lanier and Williams disclaim beneficial ownership of the Class A Common Stock held by their wives, Mrs. Ann Lanier and Mrs. Suzanne S. Williams, respectively.

<F6>
Neither Mr. Crotty nor Mr. Maypole beneficially owns any of the Company's Class A Common Stock.


Item 13.  Certain Relationships and Other Transactions

Stockholders' Agreement

Pursuant to the Stockholders' Agreement, the Board of Directors of the Company currently consists of four directors (subject to increase or decrease under certain circumstances), two of whom are nominated by the Management Stockholders holding a majority of the shares of Company's Class A Common Stock held by such individuals or their permitted transferees. The other two directors are nominated by MILP (or permitted transferees holding a majority of the Common Stock currently held by MILP (the "MILP Shares")). The Management Stockholders and MILP have each agreed to vote all shares of Common Stock owned by them in favor of the election of directors nominated pursuant to the Stockholders' Agreement. Pursuant to the Stockholders' Agreement, so long as the Board consists of four directors, any action requiring Board of Directors approval requires the approval of at least three of the four directors. Upon the occurrence of certain events of default or an acceleration under the Company's revolving credit agreement, or in the event the Company fails to meet certain financial covenants, holders of a majority of the MILP Shares (including permitted transferees of MILP) would be entitled to elect an additional director, who would serve so long as the condition giving rise to the right to appoint the additional director continued to exist. Pursuant to the Stockholders' Agreement, the Management Stockholders and MILP may not transfer their Common Stock unless the transfer is pursuant to an effective registration statement under the Securities Act, pursuant to Rule 144 under the Securities Act, pursuant to certain provisions of the Registration Rights Agreement (as described below) and the transferee agrees in writing to be bound by the terms of the Stockholders' Agreement (except that, at any time at which MILP and its affiliates hold less than 10% of the Common Stock, it may transfer all or any portion thereof without regard to the foregoing provisions so long as no "Change of Control" as defined under the Indenture would occur). The Stockholders' Agreement also establishes certain requirements for Board approval of various transactions and corporate matters. The Stockholders' Agreement terminates on the earliest of (i) September 3, 2001, (ii) the first anniversary of the date on which MILP and its affiliates hold less than 10% of the Common Stock, (iii) the date on which the parties to the Stockholders' Agreement and their permitted transferees hold less than 50% of the Class A Common Stock or (iv) the consummation of an underwritten public offering of the Class A Common Stock by the Company for an aggregate amount equal to at least $25 million (a "Qualified Public Offering").

Registration Rights Agreement

The Company, the Management Stockholders, MILP, and all other holders of the Company's securities are parties to a Registration Rights Agreement, dated September 3, 1991 (the "Registration Rights Agreement"). Unless otherwise set forth below, all provisions of the Registration Rights Agreement terminate on the earlier of (i) September 3, 2006 or (ii) the date when shares of Class A Common Stock which are held by holders other than Management Stockholders constitute less than 10% of the outstanding Common Stock, subject to limited exceptions. The Registration Rights Agreement contains, among others, the following provisions:

Put Rights

MILP has the right to sell up to 222,433 shares of its Common Stock to the Company. Bank of America National Trust and Savings Association and certain other holders have a similar right with respect to all of their Common Stock. In either case, the purchase price will be an amount equal to (i) the fair market value (as defined) of all of the Common Stock, (ii) multiplied by the number of shares of Common Stock to be put to the Company, and (iii) divided by the total number of shares of Common Stock outstanding immediately prior to the exercise of the put. The Company is required to purchase putable securities only once during any 12-month period and only if, after giving effect to the put, the Company is in compliance with certain financial and other covenants, the Company is able to obtain financing on commercially reasonable terms for such purchase, and certain other conditions are satisfied. These put rights terminate on the earlier of (i) the filing of a registration statement in respect of a Qualified Public Offering (as defined, provided such offering is consummated within 180 days after such filing) and (ii) September 4, 2001.

The Company's and Mr. Lanier's Call Rights

Joseph L. Lanier, Jr. has the right to purchase certain of the Common Stock (the "Lanier Call"). The Company has a similar call right (the "Company Call"). The Company Call applies to Common Stock held by the lenders under a credit agreement to which the Company and Bank of America and certain other lenders were party immediately following the 1991 Restructuring. The Lanier

Call is limited to such institutions' Common Stock issued in the 1991 Restructuring. In the case of a Company Call, the call price is the fair market value (as defined) of the Common Stock. In the case of a Lanier Call, the call price is 105% of the fair market value. The Company may not exercise the Company Call during any period in which Mr. Lanier has previously delivered a call notice. In addition, Mr. Lanier may request that the Company exercise the Company Call, and if the Company does not do so within 90 days of such request, the Company Call must be assigned to Mr. Lanier. Mr. Lanier may also preempt any Company Call by delivering a Lanier Call notice within 30 days after delivery of a Company Call Notice. In addition, Mr. Lanier has a first offer right to purchase any Common Stock offered for sale by certain of the Company's stockholders. The rights of each of the Company and Mr. Lanier under the call provisions of the Registration Rights Agreement terminate on September 3, 2001 or, in the case of a Lanier Call, if earlier, Mr. Lanier's death or total disability or termination of employment for good cause (as defined in the Lanier Agreement).

Demand and Piggyback Registration Rights

The holders (not including the Management Stockholders) of at least 20% of the Common Stock held by such holders may, on seven occasions, demand that the Company prepare and file a registration statement under the Securities Act of 1933, as amended, with respect to such number of shares of Common Stock as are designated by the holders of a majority of the Common Stock held by such holders after consultation with the book running lead underwriter of any such offering and the demanding holders. Once every 12 months, the Company may delay the filing of any such registration statement for up to 60 days if the Company would be required, in the opinion of counsel, to disclose information in the registration statement that it would not otherwise be required to publicly disclose and the Board determines in good faith that such disclosure is not in the Company's best interest. In addition, such holders of Common Stock are entitled to offer and sell their Common Stock in any underwritten public offering by the Company or any subsidiary of the Company, subject to certain limitations. The Company may also offer and sell its Common Stock in any underwritten public offering effected at the request of holders of Common Stock, subject to certain limitations.

Purchase and Sale Rights

At least 30 days prior to any sale by any holder of Common Stock (not including the Management Stockholders), such holder must deliver a written notice to each other holder of Common Stock providing each such holder with the right to participate in such sale on the same terms and conditions as the original holder. In addition, if (i) the holders (not including the Management Stockholders) of 66 2/3% of the Common Stock held by such holders (provided such holders also hold a majority of Company's voting securities (the "Requisite Holders")) propose any sale (as defined in the Registration Rights Agreement and including certain qualified sales to Mr. Lanier and other than to any such holder, or an affiliate of any such holder or the Company) of all of their Common Stock and (ii) each such holder and Management Stockholder has received a fairness opinion relating to such sale in accordance with the Registration Rights Agreement, then each such party shall be obligated to participate in, to vote in favor of and take all reasonable actions to effect such sale. Until September 3, 2001, Mr. Lanier has the right to preempt any such sale proposed by the Requisite Holders by making a Qualifying Offer (as defined in the Registration Rights Agreement) and delivering a letter of intent to such Requisite Holders within 30 days of receiving notice of their intention to pursue a Sale and satisfying certain other conditions.

Preemptive Rights

Subject to certain exceptions, the Company has granted each holder of its Common Stock the right to subscribe for certain equity securities issued by the Company.

                                          PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)

     1.     Financial Statements

            The following Financial Statements are filed under Item 8 of this
            Report:

            Dan River Inc. Consolidated Balance Sheets as of December 30, 1995 and December 28, 1996.

            Dan River Inc. Consolidated Statements of Income for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996.

            Dan River Inc. Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996.

            Dan River Inc. Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996.

            Dan River Inc. Notes to Consolidated Financial Statements for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996.

            Report of Independent Auditors.

     2. The following Financial Statement Schedules are filed as part of this Report:

            Schedule II - Valuation and Qualifying Accounts

            Other schedules are omitted because, under applicable rules, the omitted Schedules are not required, are inapplicable, or the information required is included in the Financial Statements or in the Notes thereto.

     3.     Exhibits.

            The Exhibits listed on the accompanying Index to Exhibits are filed as a part of this Report.

(b)  Reports on Form 8-K.

     None.


Exhibit No.     Description of Exhibit
-----------     -----------------------
(c)             Exhibits.

  2.1           Plan and Agreement of Merger of Braelan Corp.
                with and into Dan River Inc. (the "Registrant").<F1>

  2.2 Asset Purchase Agreement dated January 10, 1997 by and between Dan River Inc. and The New Cherokee
                Corporation.<F2>

  2.3 First Amendment to Asset Purchase Agreement between Dan River Inc. and The New Cherokee
                Corporation dated as of February 2, 1997.<F2>

  3.1 Amended and Restated Articles of Incorporation of the Registrant.<F1>

  3.2 Bylaws of the Registrant effective as of December 29, 1995.<F1>

  4             Form of Indenture between the Registrant and Marine
                Midland Bank, N.A., as Trustee (including Form of
                Note).<F3>

  10.1 Loan and Security Agreement dated February 3, 1997 among the Registrant and Fleet Capital Corporation.

  10.2 Conversion and Restructuring Agreement, dated as of September 3, 1991, among the Holding Company and
                American Security Bank, N.A., Bank of America
                National Trust and Savings Association, Crestar
                Bank, Pilgrim Prime Rate Trust, Societe Generale,
                Sovran Bank, N.A., Mezzanine Investment Limited
                Partnership-BDR, First Chicago Investment Corporation,
                Madison Dearborn Partners VI, Madison Dearborn
                Partners, V, David K. Beecken, Frederic D. Floberg,
                William C. Steinmetz, Taylor & Mathis Investments,
                Susan C. LeCraw, Camille T. McDuffie, Susan M. Hawkins,
                Ms. Ann M. Lanier, Joseph L. Lanier, III, Mrs. Ann M.
                Lanier, Joseph L. Lanier, Jr., John A. Morgan, Harry L.
                Philpott, Barry F. Shea, Trust Company Bank as IRA
                Trustee for Barry F. Shea and Richard L. Williams
                (collectively, the "Investors").<F4>

  10.3 Voting Agreement dated as of September 3, 1991, among the Holding Company, Ms. Ann M. Lanier, Joseph L.
                Lanier, III, Mrs. Ann M. Lanier, Joseph L. Lanier, Jr.,
                Barry F. Shea, Trust Company Bank as IRA Trustee for
                Barry F. Shea and Richard L. Williams.<F4>



Exhibit No.     Description of Exhibit
-----------     ----------------------

   10.4         Registration Rights Agreement, dated as of September 3,
                1991, among the Holding Company and the Investors.<F4>

   10.5         Stockholders' Agreement, dated as of September 3,
                1991 (the "Stockholders' Agreement"), among the
                Holding Company, Mezzanine Investment Limited
                Partnership--BDR, Joseph L. Lanier, Jr., Ms. Ann
                M. Lanier, Joseph L. Lanier, III, Mrs. Ann M.
                Lanier, Richard L. Williams, Barry F. Shea and
                Trust Company Bank, as IRA Trustee for Barry F.
                Shea.<F4>

  10.5.1        Form of Amendment to Stockholders' Agreement.<F4>

  10.7          Employment Agreement, dated as of September 3,
                1996, between Dan River Inc. and Joseph L.
                Lanier, Jr.<F5>

  10.8          Employment Agreement, dated as of September 3,
                1996, between Dan River Inc. and Richard L.
                Williams.<F5>

  10.9          Employment Agreement, dated as of September 3,
                1996, between Dan River Inc. and Barry F.
                Shea.<F5>

  10.10         Form of Post-employment Agreement between the
                Registrant and certain officers of the
                Registrant.<F4>

  10.12 Post-employment Agreement between the Registrant and Gregory R. Boozer.<F6>

  10.13 Post-employment Agreement between the Registrant and Harry L. Goodrich.<F7>

  10.14          Holding Company Amended and Restated Stock Option
                 Plan and form of option agreement; in effect prior to December 30, 1994.<F4>

  10.14.1        Holding Company Amended and Restated Stock Option
                 Plan and form of option agreement; as amended as of December 30, 1994.<F6>

  10.15          Dan River Management Incentive Plan.<F4>

  10.21 Equipment Lease Agreement No. 2891-0, dated as of December 29, 1989, as amended, between MDFC
                 Equipment Leasing Corporation and the
                 Registrant.<F4>

  21             List of Subsidiaries<F4>

  27              Financial Data Schedule

___________________

<F1>
Exhibits 2.1, 3.1 and 3.2 incorporated by reference to corresponding exhibit numbers and Registrant's Report on Form 10-K (No. 33-70442) for the fiscal year ended December 30, 1995.

<F2>
Exhibit Nos. 2.2 and 2.3 incorporated by reference to Exhibit Nos. 2.1 and 2.2 in Registrant's Current Report on Form 8-K (No. 33-70442) dated February 3, 1997.

<F3>
Exhibit 4 incorporated by reference to corresponding exhibit number in Registrant's Report on Form 10-K (No. 33-70442) for the fiscal year ended January 1, 1994.

<F4>
Incorporated by reference to corresponding exhibit number in Registrant's Registration Statement on Form S-1 (No. 33-70442) (the "Form S-1") filed on October 15, 1993, except exhibit 10.5.1 incorporated by reference to corresponding exhibit number in Amendment No. 3 to the Form S-1, filed on December 8, 1993.

<F5>
Exhibits 10.7, 10.8 and 10.9 incorporated by reference to corresponding exhibit numbers in Registrant's Report on Form 10-Q (No. 33-70442) for the quarterly period ended September 28, 1996.

<F6>
Exhibits 10.12 and 10.14.1 incorporated by reference to corresponding exhibit numbers in Registrant's Report on Form 10-K (No. 33-70442) for the fiscal year ended December 31, 1994.

<F7>

Exhibit 10.13 incorporated by reference to exhibit number 10.12 in the Form S-
1.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been or will be sent to the security
holders of the Registrant.

                                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAN RIVER INC.



By:  /s/ Joseph L. Lanier, Jr.
     -------------------------
     Joseph L. Lanier, Jr.
     Chairman and Chief Executive Officer

Date:  March 5, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Paul R. Crotty                               By:  /s/ Barry F. Shea
     --------------------------                            --------------------------
      Paul R. Crotty, Director                             Barry F. Shea, Vice President-
                                                           Chief Financial Officer (Principal
                                                           Financial and Accounting Officer)

Date:  March 5, 1997                                  Date:  March 5, 1997




By:  /s/ Joseph L. Lanier, Jr.                        By:  /s/ Richard L. Williams
     --------------------------                            --------------------------
     Joseph L. Lanier, Jr.,                                Richard L. Williams, President
     Chairman and Chief Executive                          and Chief Operating Officer and
     Officer and Director                                  Director
     (Principal Executive Officer)

Date:  March 5, 1997                                  Date:  March 5, 1997




By:    /s/ John F. Maypole
       -------------------------
       John F. Maypole, Director

Date:  March 5, 1997

/TABLE


                                                EXHIBIT INDEX


Exhibit No.             Description of Exhibit                                            Page
-----------             ----------------------                                            ----

  2.1                   Plan and Agreement of Merger of Braelan
                        Corp. with and into Dan River Inc.
                        (the "Registrant").<F1>

  2.2                   Asset Purchase Agreement dated
                        January 10, 1997 by and between
                        Dan River Inc. and The New Cherokee
                        Corporation.<F2>

  2.3                   First Amendment to Asset Purchase
                        Agreement between Dan River Inc.
                        and The New Cherokee Corporation
                        dated as of February 2, 1997.<F2>

  3.1                   Amended and Restated Articles of
                        Incorporation of the Registrant.<F1>

  3.2                   Bylaws of the Registrant effective
                        as of December 29, 1995.<F1>

  4                     Form of Indenture between the
                        Registrant and Marine Midland Bank,
                        N.A., as Trustee (including Form
                        of Note).<F3>

  10.1                  Loan and Security Agreement dated
                        February 3, 1997 among the Registrant
                        and Fleet Capital Corporation.

  10.2                  Conversion and Restructuring
                        Agreement, dated as of September 3,
                        1991, among the Holding Company and
                        American Security Bank, N.A., Bank
                        of America National Trust and
                        Savings Association, Crestar Bank,
                        Pilgrim Prime Rate Trust, Societe
                        Generale, Sovran Bank, N.A.,
                        Mezzanine Investment Limited



                        Partnership-BDR, First Chicago
                        Investment Corporation, Madison
                        Dearborn Partners VI, Madison
                        Dearborn Partners, V, David K.
                        Beecken, Frederic D. Floberg,
                        William C. Steinmetz, Taylor &
                        Mathis Investments, Susan C.
                        LeCraw, Camille T. McDuffie,
                        Susan M. Hawkins, Ms. Ann M.
                        Lanier, Joseph L. Lanier, III,
                        Mrs. Ann M. Lanier, Joseph L.
                        Lanier, Jr., John A. Morgan,
                        Harry L. Philpott, Barry F. Shea,
                        Trust Company Bank as IRA
                        Trustee for Barry F. Shea and
                        Richard L. Williams (collectively,
                        the "Investors").<F4>

  10.3                  Voting Agreement dated as of
                        September 3, 1991, among the
                        Holding Company, Ms. Ann M.
                        Lanier, Joseph L. Lanier, III,
                        Mrs. Ann M. Lanier, Joseph L.
                        Lanier, Jr., Barry F. Shea,
                        Trust Company Bank as IRA Trustee
                        for Barry F. Shea and Richard L.
                        Williams.<F4>

  10.4                  Registration Rights Agreement,
                        dated as of September 3, 1991,
                        among the Holding Company and
                        the Investors.<F4>

  10.5                  Stockholders' Agreement, dated
                        as of September 3, 1991 (the
                        "Stockholders' Agreement"), among
                        the Holding Company, Mezzanine
                        Investment Limited Partnership--BDR,
                        Joseph L. Lanier, Jr., Ms. Ann M.
                        Lanier, Joseph L. Lanier, III, Mrs.
                        Ann M. Lanier, Richard L. Williams,
                        Barry F. Shea and Trust Company Bank,
                        as IRA Trustee for Barry F. Shea.<F4>

  10.5.1                Form of Amendment to Stockholders'
                        Agreement.<F4>

  10.7                  Employment Agreement, dated as of
                        September 3, 1996, between Dan
                        River Inc. and Joseph L. Lanier, Jr.<F5>



  10.8                  Employment Agreement, dated as of
                        September 3, 1996, between Dan River
                        Inc. and Richard L. Williams.<F5>

  10.9                  Employment Agreement, dated as of
                        September 3, 1996, between Dan
                        River Inc. and Barry F. Shea.<F5>

  10.10                 Form of Post-employment Agreement
                        between the Registrant and certain
                        officers of the Registrant.<F4>

  10.12                 Post-employment Agreement between
                        the Registrant and Gregory R.
                        Boozer.<F6>

  10.13                 Post-employment Agreement between
                        the Registrant and Harry L.
                        Goodrich.<F7>

  10.14                 Holding Company Amended and
                        Restated Stock Option Plan and
                        form of option agreement; in
                        effect prior to December 30,
                        1994.<F4>

  10.14.1               Holding Company Amended and
                        Restated Stock Option Plan and
                        form of option agreement; as
                        amended as of December 30,
                        1994.<F6>

  10.15                 Dan River Management Incentive Plan.<F4>

  10.21                 Equipment Lease Agreement No.
                        2891-0, dated as of December 29,
                        1989, as amended, between MDFC
                        Equipment Leasing Corporation
                        and the Registrant.<F4>

  21                    List of Subsidiaries<F4>

  27                    Financial Data Schedule

___________________

<F1>
Exhibits 2.1, 3.1 and 3.2 incorporated by reference to corresponding exhibit numbers and Registrant's Report on Form 10-K (No. 33-70442) for the fiscal year ended December 30, 1995.

<F2>
Exhibit Nos. 2.2 and 2.3 incorporated by reference to Exhibit Nos. 2.1 and 2.2 in Registrant's Current Report on Form 8-K (No. 33-70442) dated February 3, 1997.

<F3>
Exhibit 4 incorporated by reference to corresponding exhibit number in Registrant's Report on Form 10-K (No. 33-70442) for the fiscal year ended January 1, 1994.

<F4>
Incorporated by reference to corresponding exhibit number in Registrant's Registration Statement on Form S-1 (No. 33-70442) (the "Form S-1") filed on October 15, 1993, except exhibit 10.5.1 incorporated by reference to corresponding exhibit number in Amendment No. 3 to the Form S-1, filed on December 8, 1993.

<F5>
Exhibits 10.7, 10.8 and 10.9 incorporated by reference to corresponding exhibit numbers in Registrant's Report on Form 10-Q (No. 33-70442) for the quarterly period ended September 28, 1996.

<F6>
Exhibits 10.12 and 10.14.1 incorporated by reference to corresponding exhibit numbers in Registrant's Report on Form 10-K (No. 33-70442) for the fiscal year ended December 31, 1994.

<F7>

Exhibit 10.13 incorporated by reference to exhibit number 10.12 in the Form S-
1.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been or will be sent to the security holders of the Registrant.

                                                Schedule II


                                     DAN RIVER INC.
                            VALUATION AND QUALIFYING ACCOUNTS
        Years ended December 31, 1994, December 30, 1995 and December 28, 1996



                                  Additions
                           ----------------------
              Balance at   Charged to                               Balance at
              Beginning    Costs and                                   End
 Description  of Year      Expenses      Other        Deductions      of Year
 -----------  -------      --------      -----        ----------    ---------
                                (Dollars in thousands)

Year ended
December 31,
1994 Allow-
ance for
uncollectible
accounts,
discounts
and claims    $ 6,340       7,557           21 (A)    8,026 (B)    5,892
              -------      ------        -----     --------      -------
      Totals  $ 6,340       7,557           21        8,026        5,892
              =======      ======        =====   ==========    =========

Year ended
December 30,
1995 Allow-
ance for
uncollectible
accounts,
discounts and
claims        $ 5,892       7,060           19 (A)   7,831 (B)    5,140
              -------      ------        -----    --------      -------
      Totals  $ 5,892       7,060           19       7,831        5,140
              =======      ======        =====    ========      =======

Year ended
December 28,
1996 Allow-
ance for
uncollectible
accounts,
discounts
and claims    $ 5,140       6,937          145      7,591 (B)    4,631
              -------      ------        -----    -------       ------
      Totals  $ 5,140       6,937          145      7,591        4,631
              =======      ======        =====    =======      =======






Notes:

(A)  Recoveries of amounts previously written off.
(B)  Includes writeoff of receivables and claims allowed.