Form 10-Q
period 1997-03-29
DAN RIVER INC /GA/
filed 1997-04-28
CIK 914384

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

          For the quarterly period ended March 29, 1997
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of March 29, 1997:
                                                       Class A:  726,454 Shares
                                                       Class B:   82,413 Shares

There are 15 pages in the sequentially numbered, manually signed original of this report.

Exhibit Index is on page 14.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              See Following Pages.

                                 DAN RIVER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  December 28,     March 29,
                                                      1996           1997
                                                  ------------   ------------
                                                     (Dollars in thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents                      $      5,042   $      3,182
   Accounts receivable, net                             55,782         68,338
   Inventories                                          72,493         87,599
   Prepaid expenses and other current assets             1,275          1,786
   Deferred income taxes                                 5,643          5,313
                                                  ------------   ------------
        Total current assets                           140,235        166,218
Property, plant and equipment                          274,698        324,535
   Less accumulated depreciation and amortization      (99,348)      (105,970)
                                                  ------------   ------------
     Net property, plant and equipment                 175,350        218,565
Other assets                                             5,465          6,318
                                                  ------------   ------------
                                                  $    321,050   $    391,101
                                                  ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt           $      6,990   $     10,459
   Accounts payable                                     21,531         25,850
   Accrued compensation and related benefits            13,652         15,704
   Other accrued expenses                                4,771         11,888
                                                  ------------   ------------
     Total current liabilities                          46,944         63,901
Other liabilities:
   Long-term debt                                      162,478        213,400
   Deferred income taxes                                17,857         17,827
   Other deferred items                                  6,147          6,356
                                                  ------------   ------------
     Total other liabilities                           186,482        237,583
Common stock subject to put rights                       9,726         10,723
Shareholders' equity:
   Common stock, Class A, $.01 par value; 1,500,000
   shares authorized; 726,454 shares issued and
   outstanding                                               7              7
   Common stock, Class B, $.01 par value; 1,500,000
   shares authorized; 82,413 shares issued and
   outstanding                                               1              1
   Additional paid-in capital                           64,801         63,804
   Retained earnings                                    13,698         15,691
   Pension liability adjustment                           (609)          (609)
                                                  ------------   ------------
     Total shareholders' equity                         77,898         78,894
                                                  ------------   ------------
                                                  $    321,050   $    391,101
                                                  ============   ============

                             See accompanying notes.

                                 DAN RIVER INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended
                                      --------------------------
                                      March 30,        March 29,
                                        1996             1997
                                      ---------        ---------
                                         (Dollars in thousands)
Net sales                             $  83,738        $ 105,736

Costs and expenses:
  Cost of sales                          70,134           85,587
  Selling, general and
    administrative expenses              11,414           11,861
                                      ---------        ---------

Operating income                          2,190            8,288

Other income                                256               40
Interest expense                         (4,809)          (5,085)
                                      ---------        ---------
Income (loss) before taxes               (2,363)           3,243

Provisions (benefit) for
  income taxes                             (935)           1,250
                                      ---------        ---------
Net income (loss)                     $  (1,428)       $   1,993
                                      =========        =========



















                             See accompanying notes.

                                 DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                  ---------------------------
                                                    March 30,     March 29,
                                                      1996           1997
                                                  ------------   ------------
                                                     (Dollars in thousands)
Cash flows from operating activities:
   Net income (loss)                              $   (1,428)    $    1,993
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Noncash interest expense                          299            293
       Depreciation and amortization                   5,208          6,740
       Deferred income taxes                            (860)           300
       Loss on writedown/disposal of equipment            22             19
       Changes in operating assets and liabilities,
       net of business acquired:
         Accounts receivable                           6,132          4,442
         Inventories                                   2,003         (2,379)
         Prepaid expenses and other assets              (223)          (366)
         Accounts payable and accrued expenses           996          6,119
         Other liabilities                               (83)           209
                                                  ----------     -----------
           Net cash provided by operating
           activities                                 12,066         17,370
Cash flows from investing activities:
   Total capital expenditures                        (11,343)        (4,469)
     Plant and equipment acquired in
        exchange for debt                              1,199             12
     Accrued equipment purchases                        (740)        (1,012)
                                                  ----------     -----------
       Capital expenditures in cash                  (10,884)        (5,469)
   Acquisition of business                                --        (66,330)
   Proceeds from sale of assets                        1,110             73
                                                  ----------     -----------
       Net cash used by investing activities          (9,774)       (71,726)
Cash flows from financing activities:
   Payments of long-term debt                         (1,505)        (1,731)
   Net borrowings - working capital facility             500            612
   Proceeds from issuance of long-term debt               --         54,889
   Payments of debt issuance costs                        --         (1,274)
                                                  ----------     -----------
       Net cash provided (used) by financing
         activities                                   (1,005)        52,496
                                                  ----------     -----------
Net increase (decrease) in cash and cash equivalents   1,287         (1,860)
Cash and cash equivalents at beginning of period       1,540          5,042
                                                  ----------     -----------
Cash and cash equivalents at end of period        $    2,827     $    3,182
                                                  ==========     ===========

                             See accompanying notes.

                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Dan River Inc. and its wholly-owned subsidiary, Dan River Factory Stores, Inc. (together, the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.


2.   Inventories

     The components of inventory are as follows:

                                        December 28,           March 29,
                                            1996                 1997
                                        ------------         ------------
                                               (Dollars in thousands)
          Finished goods                $ 24,558            $ 30,579
          Work in process                 38,274              44,328
          Raw materials                    2,679               3,898
          Supplies                         6,982               8,794
                                        --------            --------
               Total Inventories        $ 72,493            $ 87,599
                                        ========            ========

                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                                      Total
                                      Additional            Pension   Share-
                      Common Stock     Paid-In    Retained  Liability holders'
                    Class A  Class B   Capital    Earnings  Adjustment Equity
                    ------- --------  ----------  --------  ---------- -------
                                         (Dollars in thousands)

Balance at Decem-
  ber 28, 1996      $    7  $    1      $64,801   $13,698   $   (609)  $77,898

Change in common
  stock subject to
  put rights            --      --         (997)       --         --      (997)
Net income              --      --           --     1,993         --     1,993
                    ------  ------      -------   -------   --------    ------

Balance at March
  29, 1997          $    7  $    1      $63,804   $15,691   $   (609)  $78,894
                    ======= =======     =======   =======   =========  =======

4.   Income taxes

     At December 28, 1996, the Company had net operating loss carryforwards of $900,000, which expire in 2005. In addition, the Company had available a minimum tax credit carryforward of $8,100,000, and investment credit and other general business credit carryforwards of $5,300,000. If not used, substantially all of the investment credit and other general business credit carryforwards will expire in the years 1997 through 2000.

     On September 3, 1991, the Company completed a financial restructuring (the "Restructuring") which involved issuing common and preferred stock to various parties. The Company believes that the Restructuring did not result in a "change in ownership" under Section 382 of the Internal Revenue Code. However, Section 382 and related regulations promulgated by the Internal Revenue Service (IRS) are extremely complex, and the Company's assessment of whether or not a "change in ownership" occurred involves judgments as to certain factual issues and interpretations as to certain legal issues for which there is little guidance.

     From the date of the Restructuring through December 28, 1996, the Company utilized an aggregate of $16,876,000 in net operating loss carryforwards and $1,723,000 in general business credit carryforwards for federal income tax purposes that are subject to review by the IRS. The utilization of these carryforwards and related tax benefits could be significantly restricted or eliminated if the Restructuring is ultimately deemed to constitute a "change in ownership."

5.   Acquisition

     On February 3, 1997, the Company acquired substantially all the assets of The New Cherokee Corporation ("TNCC") for $65 million in cash, subject to a working capital adjustment, and the assumption of certain operating liabilities. The purchase price and associated fees and expenses of approximately $2 million were funded at closing with $12.1 million of cash on hand, and borrowings under a new working capital line of credit and term loan of $19.9 million and $35 million, respectively. The acquisition has been accounted for using the purchase method of accounting and the preliminary allocation of the purchase price did not result in the recording of goodwill.

     The following summarized, unaudited pro forma results of operations assume the acquisition of TNCC had occurred at the beginning of each period presented. The pro forma information is presented for informational purposes and is not indicative of results which would have occurred or which may occur in the future.

                                       Three Months Ended
                                   ---------------------------
                                     March 30,     March 29,
                                       1996           1997
                                   ------------   ------------
                                      (Dollars in thousands)
Net sales                          $108,104       $114,946

Net income (loss)                    (1,590)         2,464






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Acquisition of The New Cherokee Corporation

On February 3, 1997, the Company acquired substantially all the assets and assumed certain liabilities of The New Cherokee Corporation ("TNCC") for $65 million in cash, subject to a reduction of up to $6.5 million if a minimum working capital level (as defined) was not maintained by TNCC at the time of purchase. TNCC sold substantially the same types of light weight yarn dyed apparel fabrics as the Company.

The purchase included the inventory, receivables, property, plant, and equipment of TNCC, including the Sevierville Plant located in Sevierville, Tennessee, the Spindale Plant in Spindale, North Carolina, and the Harris

Finishing Plant in Harris, North Carolina. The Company also assumed certain liabilities of TNCC including trade payables and some accrued liabilities.

Funding for the acquisition is described in the Liquidity and Capital Resources portion of this section.

General

Net Sales for the first quarter of 1997 were $105.7 million, an increase of $22.0 million (26.3%) compared to the first quarter of 1996. Sales of home fashions products increased $1.5 million or 2.8%, while sales of apparel fabrics were up $20.5 million or 69.6%.

The increase in sales of home fashions products resulted from higher unit volume offset somewhat by lower average pricing. The increase in sales of apparel fabrics resulted primarily from the acquisition of TNCC on February 3, 1997, which increased sales approximately $14.7 million during the quarter. Without the acquisition of TNCC, sales of apparel fabrics from the existing Danville operations would have been up approximately $5.8 million or approximately 20% above the levels of the first quarter of 1996. The increase in sales of apparel fabrics from the Danville operations was due primarily to higher unit volumes, particularly shirting fabrics, in the first quarter of 1997 as compared to the first quarter of 1996. As the product lines and manufacturing systems of TNCC and the Company are integrated, the Company will report product line sales without the benefit of separate TNCC sales data.

Gross profit for the first quarter of 1997 was $20.1 million, 19.1% of sales, which is up $6.5 million, or 48.1%, from the first quarter of 1996 during which gross profit represented 16.2% of sales. The increase in gross profit was due to better manufacturing performance in both product areas, particularly in apparel fabrics which had much better running schedules in the first quarter of this year as compared to the first quarter of 1996. Additionally, increased volume and lower raw material costs contributed to the increase in gross profit.

Selling, general and administrative expenses for the first quarter of 1997 were $11.9 million (11.2% of sales) as compared to $11.4 million (13.6% of sales) during the first quarter of 1996. The increase relates to higher selling and administrative expense associated with the acquisition of TNCC, higher incentive compensation expense, and higher expense for the introduction of new home fashions products.

Due to the factors described above, operating income in the first quarter of 1997 was $8.3 million, up $6.1 million or 278%, from the first quarter of 1996.

Interest expense for the first quarter of 1997 was $5.1 million, an increase of $0.3 million or 5.7% from the first quarter of 1996. The increase in interest expense was due to higher debt levels reflecting the acquisition of TNCC offset somewhat by lower average rates. The lower average rates reflect the acquisition debt related to TNCC, most of which is financed at floating rates which are lower than the Company fixed rate public debt, thereby reducing the average interest rate.

An income tax provision of $1.3 million was recorded in the first quarter of 1997 (38.5% of pre-tax income), compared to an income tax benefit of $0.9 million recorded in the first quarter of 1996. Accordingly, the Company recorded net income of $2.0 million for the first quarter of 1997 compared to a net loss of $1.4 million in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its revolving credit facility and vendor financing, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company is considered highly leveraged, with a debt to total capital ratio of 71.4% at March 29, 1997.

Credit Facilities and Vendor Financing

The total cash requirement to consummate the acquisition of the TNCC assets on February 3, 1997 was $67 million. Included in this amount was an escrow deposit of $6.5 million and approximately $2 million for fees, expenses and certain closing items. The funds were provided by using $12.1 million of cash on hand and borrowings of $19.9 million and $35 million, respectively, under a new working capital credit line and term loan, described below.

In connection with the acquisition of TNCC, the Company replaced its $60 million revolving credit facility with a new four year $90 million working capital line of credit and a $35 million four year term loan. The working capital line of credit is tied to a borrowing base formula. The working capital facility and the $35 million term loan are both secured by the Company's accounts receivable and inventories, the personal property at the three TNCC manufacturing facilities and the real property of the TNCC North Carolina manufacturing facilities.

The working capital line of credit bears interest at the Base Rate, as defined (8.50% as of March 29, 1997) or LIBOR plus 2% (7.81% as of March 29, 1997), for periods of one, three or six months, at the Company's option. The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of February 3, 2001. The initial borrowing under the line was $19.9 million on February 3, 1997. At March 29, 1997, the aggregate borrowings under the line were $15 million, $2.7 million in letters of credit were outstanding, and the Company had unused availability of $61.5 million under the working capital line.

The $35 million term loan bears interest at the Base Rate or LIBOR plus 2.50%, (8.31% as of March 29, 1997), for periods of one, three or six months, at the Company's option. Principal payments are required in the following amounts for each fiscal year: 1997, $1.75 million; 1998, $4.25 million, 1999, $5.0 million, and 2000, $24.0 million, of which $20.25 million is due November 2000.

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

Working Capital

Net cash generated from operating activities was $17.4 million in the three months ended March 29, 1997. Included in that amount is a source of cash from operating assets and liabilities of $8.0 million, primarily comprised of a $8.2 million source from operating working capital (accounts receivable - $4.4 million source, inventories - $2.4 million use, and accounts payable and accrued expenses - $6.1 million source).

During the comparable three month period ended March 30, 1996, net cash generated from operating activities was $12.1 million. Included in that amount is a source of cash from operating assets and liabilities of $8.8 million, primarily comprised of a $9.1 million source from operating working capital (accounts receivable - $6.1 source, inventories - $2.0 million source, and accounts payable and accrued expenses - $1.0 million source).

Capital Improvements

During the first three months of 1997, the Company purchased $4.5 million in equipment and manufacturing improvements. The Company expects to continue modernizing and making capital improvements over the next several years, which are anticipated to be financed through cash generated by operations, vendor financing, and borrowings under the credit agreement.

                          PART II - OTHER INFORMATION

Items 1 - 5.   No disclosure required.

Item 6.        Exhibits and Reports on Form 8-K.

(a) (The exhibits to this Form 10-Q are listed in the accompanying index to Exhibits.


(b)            Reports on Form 8-K

               (1) On February 14, 1997 the Registrant filed a current Report on Form 8-K, dated February 3, 1997, with respect to the acquisition of substantially all of the assets of The New Cherokee Corporation ("TNCC").

               (2) On April 18, 1997, the Registrant filed a Current Report on Form 8-K/A, Amendment No. 1 to the above-referenced Current Report on Form 8-K. The Form 8-K/A included: (i) TNCC's unaudited consolidated financial statements as of December 28, 1996 and for the three months ended December 28, 1996 and December 30, 1995, (ii) TNCC's audited consolidated financial statements as of September 28, 1996 and for the year ended September 28, 1996 and (iii) pro forma consolidated financial information as of December 28, 1996 for the Registrant's fiscal year ended December 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAN RIVER INC.

Date:  April 25, 1997                   /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Vice President-Chief Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


                                  EXHIBIT INDEX
                                  -------------


Exhibit No.         Description of Exhibit                            Page No.
-----------         ----------------------                            --------

2.1*                Asset Purchase Agreement dated January 10,
                    1997 by and between Dan River Inc. and The New
                    Cherokee Corporation (incorporated by reference to Exhibit 2.1 in Registrant's Current
                    Report on Form 8-K (No. 33-70442) dated
                    February 3, 1997).

2.2* First Amendment to Asset Purchase Agreement between Dan River Inc. and The New Cherokee
                    Corporation dated as of February 2, 1997
                    (incorporated by reference to Exhibit 2.2 in Registrant's Current Report on Form 8-K
                    (No. 33-70442) dated February 3, 1997).

10.1*               Loan and Security Agreement dated February 3,
                    1997 among the Registrant and Fleet Capital
                    Corporation (incorporated by reference to
                    Exhibit 10.1 in Registrant's Report on Form
                    10-K (No. 33-70442) for the fiscal year ended
                    December 28, 1996).

27                  Financial Data Schedule, which is submitted
                    electronically to the Securities and Exchange
                    Commission for information only and not filed.        15

*Incorporated by reference to the Statement or Report indicated.