Form 10-Q
period 1997-06-28
DAN RIVER INC /GA/
filed 1997-07-31
CIK 914384

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

          For the quarterly period ended June 28, 1997
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of June 28, 1997:
                                                       Class A:  726,454 Shares
                                                       Class B:   82,413 Shares

There are 16 pages in the sequentially numbered, manually signed original of this report.

Exhibit Index is on page 15.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              See Following Pages.

                                 DAN RIVER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  December 28,     June 28,
                                                      1996           1997
                                                  ------------   ------------
                                                     (Dollars in thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents                      $      5,042   $      1,823
   Accounts receivable, net                             55,782         70,457
   Inventories                                          72,493         95,951
   Prepaid expenses and other current assets             1,275          4,456
   Deferred income taxes                                 5,643          5,313
                                                  ------------   ------------
        Total current assets                           140,235        178,000
Property, plant and equipment                          274,698        307,369
   Less accumulated depreciation and amortization      (99,348)      (102,008)
                                                  ------------   ------------
     Net property, plant and equipment                 175,350        205,361
Other assets                                             5,465          7,026
                                                  ------------   ------------
                                                  $    321,050   $    390,387
                                                  ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt           $      6,990   $     10,774
   Accounts payable                                     21,531         26,936
   Accrued compensation and related benefits            13,652         15,994
   Other accrued expenses                                4,771          8,514
                                                  ------------   ------------
     Total current liabilities                          46,944         62,218
Other liabilities:
   Long-term debt                                      162,478        212,726
   Deferred income taxes                                17,857         15,279
   Other deferred items                                  6,147         10,226
                                                  ------------   ------------
     Total other liabilities                           186,482        238,231
Common stock subject to put rights                       9,726         10,884
Shareholders' equity:
   Common stock, Class A, $.01 par value; 1,500,000
   shares authorized; 726,454 shares issued and
   outstanding                                               7              7
   Common stock, Class B, $.01 par value; 1,500,000
   shares authorized; 82,413 shares issued and
   outstanding                                               1              1
   Additional paid-in capital                           64,801         63,643
   Retained earnings                                    13,698         16,012
   Pension liability adjustment                           (609)          (609)
                                                  ------------   ------------
     Total shareholders' equity                         77,898         79,054
                                                  ------------   ------------
                                                  $    321,050   $    390,387
                                                  ============   ============

                             See accompanying notes.

                                 DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           Three Months Ended            Six Months Ended
                         -----------------------       ----------------------
                          June 29,      June 28,       June 29,      June 28,
                            1996          1997           1996          1997
                         ---------      --------       --------      --------

                                        (Dollars in thousands)

Net sales                $  93,203      $ 122,199      $ 176,941     $ 227,935

Costs and expenses:
     Cost of sales          74,940         95,133        145,074       180,720
     Selling, general
     and administrative
     expenses               11,542         13,237         22,956        25,098
     Other operating
     costs, net                  -          7,875              -         7,875
                         ---------      ---------      ---------     ---------
Operating income             6,721          5,954          8,911        14,242

Other income                   121             83            377           123
Interest expense            (4,633)        (5,514)        (9,442)      (10,599)
                         ---------      ---------      ---------     ---------
Income (loss) before
  income taxes               2,209            523           (154)        3,766

Provision (benefit) for
  income taxes                 873            202            (62)        1,452
                         ---------      ---------      ---------     ---------
Net income (loss)        $   1,336      $     321      $     (92) $      2,314
                         =========      =========      =========     =========

                                 DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                  ---------------------------
                                                    June 29,       June 28,
                                                      1996           1997
                                                  ------------   ------------
                                                     (Dollars in thousands)
Cash flows from operating activities:
   Net income (loss)                               $      (92)   $    2,314
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Noncash interest expense                           594           621
       Depreciation and amortization                   10,413        14,042
       Deferred income taxes                             (118)       (2,248)
       Loss on writedown/disposal of equipment             97            46
       Writedown-plant closure                             --         7,875
       Changes in operating assets and liabilities,
       net of business acquired:
         Accounts receivable                            4,123         2,323
         Inventories                                    1,929       (11,143)
         Prepaid expenses and other assets               (491)         (980)
         Accounts payable and accrued expenses         (2,236)        3,806
         Other liabilities                                216         1,079
                                                   ----------    -----------
           Net cash provided by operating
           activities                                  14,435        17,735
Cash flows from investing activities:
   Total capital expenditures                         (16,207)       (7,285)
     Plant and equipment acquired in
        exchange for debt                               3,224            12
     Accrued equipment purchases                       (1,357)       (1,209)
                                                   ----------    -----------
       Capital expenditures in cash                   (14,340)       (8,482)
   Acquisition of business                                 --       (66,330)
   Proceeds from sale of discontinued product line      2,455            --
   Proceeds from sale of assets                         1,675         1,722
                                                   ----------    -----------
       Net cash used by investing activities          (10,210)      (73,090)
Cash flows from financing activities:
   Payments of long-term debt                         (15,200)       (5,473)
   Net borrowings - working capital facility          (13,526)       (1,900)
   Proceeds from issuance of long-term debt            25,313        60,783
   Payments of debt issuance costs                         --        (1,274)
                                                   ----------    -----------
       Net cash provided (used) by financing
         activities                                    (3,413)       52,136
                                                   ----------    -----------
Net increase (decrease) in cash and cash equivalents      812        (3,219)
Cash and cash equivalents at beginning of period        1,540         5,042
                                                   ----------    -----------
Cash and cash equivalents at end of period         $    2,352    $    1,823
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


2.   Inventories

     The components of inventory are as follows:

                                        December 28,           June 28,
                                            1996                 1997
                                        ------------         ------------
                                               (Dollars in thousands)
          Finished goods                $ 24,558            $ 28,823
          Work in process                 38,274              54,213
          Raw materials                    2,679               3,592
          Supplies                         6,982               9,323
                                        --------            --------
               Total Inventories        $ 72,493            $ 95,951
                                        ========            ========

                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                                      Total
                                      Additional            Pension   Share-
                      Common Stock     Paid-In    Retained  Liability holders'
                    Class A  Class B   Capital    Earnings  Adjustment Equity
                    ------- --------  ----------  --------  ---------- -------
                                         (Dollars in thousands)

Balance at Decem-
  ber 28, 1996      $    7  $    1      $64,801   $13,698   $   (609)  $77,898

Change in common
  stock subject to
  put rights            --      --       (1,158)       --         --    (1,158)
Net income              --      --           --     2,314         --     2,314
                    ------  ------      -------   -------   --------    ------

Balance at June
  28, 1997          $    7  $    1      $63,643   $16,012   $   (609)  $79,054
                    ======= =======     =======   =======   =========  =======

4.   Other Operating Costs, Net

     During the quarter ended June 28, 1997, the Company recorded a pre-tax charge of $7,875,000 as a result of its decision to close its Riverside apparel fabrics weaving operation in Danville, Virginia. The charge includes $373,000 for severance and other benefits related to approximately 200 employees. The remainder of the charge relates principally to writedowns and other costs associated with the divestitures of real estate and equipment. The Company anticipates that the facility will be closed during the second half of 1997 and that substantially all of the facility's assets will be relocated or disposed of within a 2-year period.

5.   Income Taxes

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

6.   Acquisition

     On February 3, 1997, the Company acquired substantially all the assets of The New Cherokee Corporation ("TNCC") for $65 million in cash, subject to a working capital adjustment, and the assumption of certain operating liabilities. The purchase price and associated fees and expenses of approximately $2 million were funded at closing with $12.1 million of cash on hand, and borrowings under a new working capital line of credit and term loan of $19.9 million and $35 million, respectively. In July 1997, as a result of the working capital adjustment, the Company received $1.7 million from an escrow deposit. The acquisition has been accounted for using the purchase method of accounting and the preliminary allocation of the purchase price did not result in the recording of goodwill.

     The following summarized, unaudited pro forma results of operations assume the acquisition of TNCC had occurred at the beginning of each period presented. The pro forma information is presented for informational purposes and is not indicative of results which would have occurred or which may occur in the future.

                                        Six Months Ended
                                   ---------------------------
                                     June 29,       June 28,
                                       1996           1997
                                   ------------   ------------
                                      (Dollars in thousands)
Net sales                          $226,506       $237,145

Net income (loss)                    (1,533)         2,785




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Acquisition of The New Cherokee Corporation

The Company acquired substantially all the assets and assumed certain liabilities of The New Cherokee Corporation ("TNCC") for $63.3 million in cash. TNCC manufactured and sold substantially the same types of light weight yarn dyed apparel fabrics as the Company. The results of TNCC have been included since the date acquired, February 3, 1997.

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

General

Net sales for the second quarter of 1997 were $122.2 million, an increase of $29.0 million or 31.1%, compared to the second quarter of 1996. Sales of home fashions products increased $2.1 million or 3.6%, while sales of apparel fabrics were up $26.9 million or 77.6%.

The increase in sales in home fashions products resulted from higher unit volumes and higher average pricing reflecting a better sales mix of products. The increase in sales of apparel fabrics resulted primarily from the acquisition of TNCC on February 3, 1997. Unit volume of apparel fabrics more than doubled, offset by lower average pricing reflecting a less rich sales mix that included lower price greige fabrics that are sold to the converter trade.

Gross profit for the second quarter of 1997 was $27.1 million, 22.1% of sales, up $8.8 million or 48.2% from the second quarter of 1996, during which gross profit represented 19.6% of sales. The increase in gross profit was due to higher unit volumes, better manufacturing performance (particularly in apparel fabrics where there was increased activity levels) and lower raw material prices.

The Company incurred a one-time charge in the second quarter of 1997 as a result of the decision to close its Riverside apparel fabrics weaving operation in Danville, Virginia. The production from this facility will be moved to other company facilities. Accordingly, its closure will reduce fixed costs without any decrease in production. The $7.9 million pre-tax charge, reflected under "Other Operating Costs, Net", includes $0.4 million for severance and other employee benefit costs. The remainder of the charge relates principally to writedowns and other costs associated with the divestiture of real estate and equipment.

Selling, general and administrative expenses for the second quarter of 1997 were $13.2 million (10.8% of sales) as compared to $11.5 million (12.4% of sales) during the second quarter of 1996. The increase relates to higher incentive compensation expense, increased product design and rollout costs associated with the introduction of the Nautica(R) brand of home fashions products and increased selling and administrative expense as a result of the acquisition of TNCC.

Due to the factors described above, operating income of $6.0 million was down $767,000 or 11.4% from the second quarter of 1996. Excluding the one-time charge related to the closure of the Riverside Plant, operating income would have been $13.8 million, an increase of $7.1 million or 106% compared with the second quarter of 1996.

Interest expense for the second quarter of 1997 was $5.5 million, an increase of $0.9 million or 19.0% from the second quarter of 1996. The increase in interest expense was due to higher debt levels reflecting the acquisition of TNCC offset somewhat by lower average rates. The lower average rates reflect the acquisition debt related to TNCC, most of which is financed at floating rates which are lower than the Company's fixed rate public debt, thereby reducing the average interest rate.

An income tax provision of $0.2 million was recorded in the second quarter of 1997 (38.6% of pre-tax income), compared to a provision of $0.9 million (39.5% of pretax income) for the second quarter of 1996. Accordingly, the Company recorded net income of $0.3 million for the second quarter of 1997 compared to $1.3 million for the second quarter of 1996.

Net sales for the first six months of 1997 were $227.9 million, which was $51.0 million (28.8%) higher than the corresponding period in 1996. Sales of home fashions products were up $3.6 million or 3.2%, while sales of apparel fabrics were up $47.4 million or 73.9% during the applicable period.

The increase in sales of home fashions products for the first six months of 1997 as compared to the corresponding period in 1996 was due to higher unit volume offset somewhat by lower average pricing. The increase in sales of apparel fabrics resulted primarily from the acquisition of TNCC on February 3, 1997. Unit volumes more than doubled for the six months ended June 28, 1997. This was offset somewhat by lower average pricing reflecting a less rich sales mix that includes lower price greige fabrics that are sold to the converter trade.

Gross profit for the first six months of 1997 was $47.2 million (20.7% of sales) up $15.3 million or 48.2% from the first six months of 1996, during which gross margins were 18.0% of sales. The increase in gross profit was due to higher unit volumes, better manufacturing performance (particularly in apparel fabrics where there was increased activity levels) and lower raw material prices.

The Company incurred a one-time charge of $7.9 million in the second quarter of 1997 primarily as a result of the decision to close its Riverside apparel fabrics weaving operation. The charge is more fully described above in the discussion of the results for the three months ended June 28, 1997.

Selling, general and administrative expenses for the first six months of 1997 were $2.1 million (9.3%) higher than the corresponding period during 1996. The increase was caused by higher incentive compensation expense, increased product design and rollout costs associated with the introduction of the Nautica(R) brand of home fashions products, and increased selling and administrative expense as a result of the acquisition of TNCC. For the six months, these expenses represented 11.0% of sales as compared to 13.0% of sales for the comparable period in 1996.

For the reasons described above, operating income was $14.2 million, up $5.3 million or 59.8% from the first six months of 1996.

Interest expense for the first six months of 1997 was $10.6 million up $1.2 million or 12.3% from the first six months of 1996. The increase in interest expense was due to higher debt levels reflecting the acquisition of TNCC offset somewhat by lower average rates. The lower average rates reflect the acquisition debt related to TNCC, most of which is financed at floating rates which are lower that the Company's fixed rate public debt, thereby reducing the average interest rate.

An income tax provision of $1.5 million was recorded for the first six months of 1997 (38.6% of pretax income), compared to an income tax benefit of $0.1 million recorded for the first six months of 1996. Accordingly, the Company recorded net income of $2.3 million for the six months ended June 28, 1997 compared to a net loss of $0.1 million for the six months ended June 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its revolving credit facility and vendor financing, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company is considered highly leveraged, with a debt to total capital ratio of 71.3% at June 28, 1997.

Credit Facilities and Vendor Financing

The total cash requirement on February 3, 1997 to consummate the acquisition of The New Cherokee Corporation assets was $67 million including an escrow deposit of $6.5 million and approximately $2 million for fees, expenses and certain closing items. The funds were provided by using $12.1 million of cash on hand and borrowings of $19.9 million and $35 million, respectively, under a new working capital credit line and term loan, described as follows. The Company received $1.7 million from the escrow deposit in July 1997.

The Company replaced its $60 million revolving credit facility with a new four year $90 million working capital line of credit and a $35 million four year term loan. The working capital line of credit is tied to a borrowing base formula, and both this facility and the $35 million term loan are secured by the Company's accounts receivable, inventories, the personal property located at the three TNCC manufacturing facilities, and the real property of the TNCC North Carolina manufacturing facilities.

The working capital line of credit bears interest at the Base Rate, as defined (8.50% as of July 23, 1997) or LIBOR plus 2% (7.72% as of July 23, 1997), for periods of one, three or six months, at the Company's option. The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of February 3, 2001. The initial borrowing under the line was $19.9 million on February 3, 1997. At June 28, 1997, the aggregate borrowings under the line were $18 million, $0.8 million in letters of credit were outstanding and the Company had unused availability of $65.5 million on the working capital line.

The $35 million term loan bears interest at the Base Rate or LIBOR plus 2.50%, (8.22% as of July 23, 1997), for periods of one, three or six months, at the Company's option. Principal payments are required in the following amounts for each fiscal year: 1997, $1.75 million; 1998, $4.25 million, 1999, $5.0 million, and 2000, $24.0 million, of which $20.25 million is due November 2000.

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

Working Capital

Net cash generated from operating activities was $17.7 million in the six months ended June 28, 1997. Included in that amount is a use of cash for operating assets and liabilities of $4.9 million, primarily comprised of a $5.0 million use for operating working capital (accounts receivable - $2.3 million source, inventories - $11.1 million use, and accounts payable and accrued expenses - $3.8 million source).

During the comparable six month period ended June 29, 1996, net cash generated from operating activities was $14.4 million. Included in that amount is a source of cash from operating assets and liabilities of $3.5 million, primarily comprised of a $3.8 million source from operating working capital (accounts receivable - $4.1 source, inventories - $1.9 million source, and accounts payable and accrued expenses - $2.2 million use).

Capital Improvements

During the first six months of 1997, the Company purchased $7.3 million in equipment and manufacturing improvements. The Company expects to continue modernizing and making capital improvements over the next several years, which are anticipated to be financed through cash generated by operations, vendor financing, and borrowings under the credit agreement.

                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          Pursuant to action taken by written consent of shareholders in lieu of an annual meeting, effective on April 22, 1997 the Board of Directors as previously reported to the Commission was re-elected in its entirety. Consents of holders of 501,263 shares of the Class A voting common stock of the Company were solicited and received in favor of the re-election of each of the directors. Consents of the remaining shareholders of the Company were not solicited.

Item 6.        Exhibits and Reports on Form 8-K.

(a) (The exhibits to this Form 10-Q are listed in the accompanying index to Exhibits.)


(b) On April 18, 1997 the Registrant filed a Current Report on Form 8-K/A, Amendment No. 1 to its Current Report on Form 8-K filed February 18, 1997. The Form 8-K/A included: (i) TNCC's unaudited consolidated financial statements as of December 28, 1996 and for the three months ended December 28, 1996 and December 30, 1995, (ii) TNCC's audited consolidated financial statements as of September 28, 1996 and for the year ended September 28, 1996 and (iii) pro forma consolidated financial information as of December 28, 1996 for the Registrant's fiscal year ended December 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAN RIVER INC.

Date:  July 30, 1997                  /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Vice President-Chief Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


                                  EXHIBIT INDEX
                                  -------------


Exhibit No.         Description of Exhibit                            Page No.
-----------         ----------------------                            --------


27                  Financial Data Schedule, which is submitted
                    electronically to the Securities and Exchange
                    Commission for information only and not filed.        16

