Form 10-Q
period 1997-09-27
DAN RIVER INC /GA/
filed 1997-11-05
CIK 914384

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

          For the quarterly period ended September 27, 1997
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of November 3, 1997:
                                                    Class A:  12,712,945 Shares
                                                    Class B:   1,442,220 Shares

There are 17 pages in the sequentially numbered, manually signed original of this report.

Exhibit Index is on page 16.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              See Following Pages.

                                 DAN RIVER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  December 28,   September 27,
                                                      1996           1997
                                                  ------------   ------------
                                                  (in thousands, except share
                                                  and per share data)

                                     ASSETS

Current assets:
   Cash and cash equivalents                      $      5,042   $      1,416
   Accounts receivable, net                             55,782         69,421
   Inventories                                          72,493        100,722
   Prepaid expenses and other current assets             1,275          3,530
   Deferred income taxes                                 5,643          5,893
                                                  ------------   ------------
        Total current assets                           140,235        180,982
Property, plant and equipment                          274,698        314,476
   Less accumulated depreciation and amortization      (99,348)      (108,630)
                                                  ------------   ------------
     Net property, plant and equipment                 175,350        205,846
Other assets                                             5,465          6,806
                                                  ------------   ------------
                                                  $    321,050   $    393,634
                                                  ============   ============


                             See accompanying notes.

                                                  December 28,   September 27,
                                                      1996           1997
                                                  ------------   ------------
                                                  (in thousands, except share
                                                  and per share data)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt           $      6,990   $     11,943
   Accounts payable                                     21,531         27,699
   Accrued compensation and related benefits            13,652         14,134
   Other accrued expenses                                4,771         10,595
                                                  ------------   ------------
     Total current liabilities                          46,944         64,371

Other liabilities:
   Long-term debt                                      162,478        206,522
   Deferred income taxes                                17,857         16,451
   Other deferred items                                  6,147         11,343
                                                  ------------   ------------
     Total other liabilities                           186,482        234,316

Common stock subject to put rights                       9,726         13,389
Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000
    shares authorized; no shares issued and
    outstanding                                              -              -
   Common stock, Class A, $.01 par value; 175,000,000
    shares authorized; 12,712,945 shares issued and
    outstanding                                            127            127
   Common stock, Class B, $.01 par value; 35,000,000
   shares authorized; no shares issued and
    outstanding                                              -              -
   Common stock, Class C, $.01 par value; 5,000,000
    shares authorized; 1,442,220 shares issued and
    outstanding                                             14             14
   Additional paid-in capital                           64,668         61,005
   Retained earnings                                    13,698         21,021
   Pension liability adjustment                           (609)          (609)
                                                  ------------   ------------
     Total shareholders' equity                         77,898         81,558
                                                  ------------   ------------
                                                  $    321,050   $    393,634
                                                  ============   ============

                             See accompanying notes.

5
                                 DAN RIVER INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           Three Months Ended           Nine Months Ended
                         -----------------------       ----------------------
                          Sept. 28,     Sept. 27,      Sept. 28,    Sept. 27,
                            1996          1997           1996          1997
                         ---------      --------       --------      --------

                            (in thousands, except share and per share data)
Net sales               $   95,090     $  116,254     $  272,031    $  344,189

Costs and expenses:
     Cost of sales          75,901         88,019        220,975       268,739
     Selling, general
     and administrative
     expenses               10,910         14,114         33,866        39,212
     Other operating
     costs, net                  -              -              -         7,875
                        ----------     ----------     ----------    ----------
Operating income             8,279         14,121         17,190        28,363

Other income (expense),
  net                           52           (392)           429          (269)
Interest expense            (4,517)        (5,578)       (13,959)      (16,177)
                        ----------     ----------     ----------    ----------
Income before
  income taxes               3,814          8,151          3,660        11,917

Provision for
  income taxes               1,509          3,142          1,447         4,594
                        ----------     ----------     ----------    ----------
Net income              $    2,305     $    5,009     $    2,213    $    7,323
                        ==========     ==========     ==========    ==========

Earnings per share      $     0.16     $     0.35     $     0.16    $     0.52
                        ==========     ==========     ==========    ==========
Weighted average
  shares outstanding    14,155,165     14,155,165     14,155,165    14,155,165
                        ==========     ==========     ==========    ==========

See accompanying notes.

6
                                 DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                  ---------------------------
                                                    Sept. 28,      Sept. 27,
                                                      1996           1997
                                                  ------------   ------------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                      $    2,213    $    7,323
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Noncash interest expense                           890         1,031
       Depreciation and amortization                   15,658        20,839
       Deferred income taxes                              411        (1,656)
       Loss on writedown/disposal of equipment            139            78
       Writedown-plant closure                             --         7,875
       Changes in operating assets and liabilities,
       net of business acquired:
         Accounts receivable                            2,788         1,633
         Inventories                                    7,259       (16,432)
         Prepaid expenses and other assets               (279)         (313)
         Accounts payable and accrued expenses         (1,512)        4,732
         Other liabilities                                263         2,196
                                                   ----------    -----------
           Net cash provided by operating
           activities                                  27,830        27,306
Cash flows from investing activities:
   Total capital expenditures                         (24,419)      (13,711)
     Plant and equipment acquired in
        exchange for debt                               4,236         1,113
     Accrued equipment purchases                       (1,089)       (1,424)
                                                   ----------    -----------
       Capital expenditures in cash                   (21,272)      (14,022)
   Acquisition of business                                 --       (64,661)
   Proceeds from sale of discontinued product line      2,801            --
   Proceeds from sale of assets                         1,347         1,777
                                                   ----------    -----------
       Net cash used by investing activities          (17,124)      (76,906)
Cash flows from financing activities:
   Payments of long-term debt                         (16,818)       (7,585)
   Net payments - working capital facility            (18,800)       (5,900)
   Proceeds from issuance of long-term debt            25,313        60,783
   Payments of debt issuance costs                         --        (1,324)
                                                   ----------    -----------
       Net cash provided (used) by financing
         activities                                   (10,305)       45,974
                                                   ----------    -----------
Net increase (decrease) in cash and cash equivalents      401        (3,626)
Cash and cash equivalents at beginning of period        1,540         5,042
                                                   ----------    -----------
Cash and cash equivalents at end of period         $    1,941    $    1,416
                                                   ==========    ===========

                             See accompanying notes.

7
                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

2.   Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is required to be adopted in the fourth quarter of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company does not expect SFAS 128 to have a significant effect on the calculation of basic and diluted earnings per share, except the antidilutive effect of the convertible subordinated junior notes will not be included in the calculation of diluted earnings per share for the year ended December 30, 1995.

3.   Inventories

     The components of inventory are as follows:

                                        December 28,         September 27,
                                            1996                 1997
                                        ------------         ------------
                                               (in thousands)
          Finished goods                $ 24,558            $ 30,512
          Work in process                 38,274              57,631
          Raw materials                    2,679               3,588
          Supplies                         6,982               8,991
                                        --------            --------
               Total Inventories        $ 72,493            $100,722
                                        ========            ========

                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                                      Total
                                      Additional            Pension   Share-
                      Common Stock     Paid-In    Retained  Liability holders'
                    Class A  Class C   Capital    Earnings  Adjustment Equity
                    ------- --------  ----------  --------  ---------- -------
                                         (in thousands)

Balance at Decem-
  ber 28, 1996      $  127  $   14      $64,668   $13,698   $   (609)  $77,898

Change in common
  stock subject to
  put rights            --      --       (3,663)       --         --    (3,663)
Net income              --      --           --     7,323         --     7,323
                    ------  ------      -------   -------   --------    ------

Balance at September
  27, 1997          $  127  $   14      $61,005   $21,021   $   (609)  $81,558
                    ======= =======     =======   =======   =========  =======

5.   Other Operating Costs, Net

     During the quarter ended June 28, 1997, the Company recorded a pre-tax charge of $7,875,000 as a result of its decision to close its Riverside apparel fabrics weaving operation in Danville, Virginia. The charge includes $373,000 for severance and other benefits related to approximately 200 employees. The remainder of the charge relates principally to writedowns and other costs associated with the divestitures of real estate and equipment. The Company will close the facility during the fourth quarter of 1997 and anticipates substantially all of the facility's assets will be relocated or disposed of within a 2-year period.

6.   Income Taxes

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

7.   Acquisition

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

                                       Nine Months Ended
                                   ---------------------------
                                   September 28,  September 27,
                                       1996           1997
                                   ------------   ------------
                              (in thousands, except per share data)
Net sales                          $350,294       $353,399

Net income (loss)                      (101)         7,794

Earnings (loss) per share             (0.01)          0.55


8.   Public Offering and Recapitalization

     On September 26, 1997, the Company filed a registration statement for the sale of Class A Common Stock to the public (the "Offering").

     In connection with the Offering, the shareholders of the Company approved a multi-step recapitalization plan which became effective on November 3, 1997 (the "Recapitalization"). Prior to the Recapitalization, the Company's outstanding capital stock included 1,500,000 authorized shares of voting stock, par value $.01 per share ("Old Voting Stock") (726,454 shares of which were outstanding as of
     December 28, 1996), and 1,500,000 authorized shares of non-voting common stock, par value $.01 per share ("Old Nonvoting Stock") (82,413 shares of which were outstanding as of December 28, 1996).

     The Company first amended and restated its Articles of Incorporation (the "Restated Articles"). Upon filing of the Restated Articles: (i) Class A Common Stock, par value $.01 per share, entitled to one vote per share, Class B Common Stock, par value $.01 per share, entitled to 4.39 votes per share, and Class C Common Stock, par value $.01 per share, nonvoting, were created; (ii) each outstanding share of Old Voting Stock was reclassified and exchanged for 17.5 shares of Class A Common Stock of the Company ("Class A Common") and (iii) each outstanding share of Old Nonvoting Stock was reclassified and exchanged for 17.5 shares of Class C Common Stock of the Company ("Class C Common") (the "Reclassification"). Shares of Class C Common will automatically convert into shares of Class A Common on a share-for-share basis upon consummation of the Offering.

     Upon consummation of the Offering, the Company will complete an exchange offer (the "Exchange Offer") pursuant to which certain members of senior management of the Company (and certain of their family members) that held Old Voting Stock prior to the Reclassification will exchange 2,062,070 shares of Class A Common for shares of supervoting Class B Common Stock ("Class B Common") on a share-for-share basis.

     All share and per share amounts in the accompanying financial statements and the related notes have been adjusted to reflect the impact of the Reclassification on the number of shares outstanding and the per share amounts. No adjustment has been made in the accompanying financial statements and the related notes for the Exchange Offer or the automatic conversion of Class C Common into Class A Common upon the consummation of the Offering.

9.   Recent Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", effective for years beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from SFAS 14, "Financial Reporting for Segments of a Business Enterprise". Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. SFAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company is required to adopt SFAS 131 at the end of its 1998 fiscal year. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of SFAS 131 will not affect results of operations or financial position.

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

General

Net sales for the third quarter of 1997 were $116.3 million, an increase of $21.2 million (22.3%) compared to the third quarter of 1996. For the quarter, sales of home fashions products were up $6.2 million (10.3%) and sales of apparel fabrics products were up $14.9 million (42.9%).

The increase in sales of home fashions products resulted from higher unit volumes and higher average pricing reflecting a better sales mix of products. The increase in sales of apparel fabrics resulted from the acquisition of TNCC on February 3, 1997. Unit volume of apparel fabrics more than doubled, offset by lower average pricing reflecting a less rich sales mix that included lower price greige fabrics and higher levels of commission finishing.

Gross profit for the third quarter of 1997 was $28.2 million, 24.3% of sales, up $9.0 million or 47.1% from the second quarter of 1996, during which gross profit represented 20.2% of sales. The increase in gross profit was due to higher unit volumes, lower raw material prices and reduced manufacturing costs for the production of apparel fabrics as a result of the acquisition of TNCC.

Selling, general and administrative expenses for the third quarter of 1997 were $14.1 million (12.1% of sales) as compared to $10.9 million (11.5% of sales) during the third quarter of 1996. The increase relates to higher incentive compensation expense, increased selling and administrative expense as a result of the acquisition of TNCC and increased product design and other costs associated with the Company's new line of Nautica(R) brand home fashions products.

Due to the factors described above, operating income of $14.1 million was up $5.8 million or 70.6% from the second quarter of 1996.

Interest expense for the third quarter of 1997 was $5.6 million, an increase of $1.1 million or 23.5% from the third quarter of 1996. The increase in interest expense was due to higher debt levels reflecting the acquisition of TNCC offset somewhat by lower average rates. The lower average rates reflect the acquisition debt related to TNCC, most of which is financed at floating rates which are lower than the Company's fixed rate public debt, thereby reducing the average interest rate.

An income tax provision of $3.1 million was recorded in the third quarter of 1997 (38.5% of pretax income) compared to a provision of $1.5 million (39.6% of pretax income) for the third quarter of 1996. The increased provision was due to higher levels of pretax income. Accordingly, the Company recorded net income of $5.0 million for the third quarter of 1997 compared to $2.3 million in the third quarter of 1996.

Net sales for the first nine months of fiscal 1997 were $344.2 million, an increase of $72.2 million or 26.5% compared to $272.0 million for the first nine months of fiscal 1996. Net sales of home fashions products during the first nine months of fiscal 1997 were $183.0 million, an increase of $9.9 million or 5.7% compared to $173.1 million for the first nine months of fiscal 1996. Net sales of apparel fabrics during the first nine months of fiscal 1997 were $161.2 million, an increase of $62.3 million or 63.0% compared to $98.9 million for the first nine months of fiscal 1996. The increase in net sales of home fashions products was due to higher unit volume aided somewhat by higher average pricing reflecting an improved product mix. The increase in net sales of apparel fabrics resulted primarily from the acquisition of TNCC, which was consummated on February 3, 1997. Apparel fabrics unit volumes were almost double the levels of the corresponding period in fiscal 1996. This was offset somewhat by lower average pricing reflecting a sales mix that included a higher proportion of lower priced greige fabrics that were sold to the converter trade (purchasers of unfinished fabric who contract out the finishing to third parties) and higher commission finishing sales.

Gross profit for the first nine months of fiscal 1997 was $75.5 million
(21.9% of net sales), an increase of $24.4 million or 47.8% from gross profit of $51.1 million (18.8% of net sales) for the first nine months of fiscal 1996. The increase in gross profit was due to higher unit volumes, lower raw material prices, and better manufacturing performance in apparel fabrics where there was increased activity levels and reduced costs as a result of the acquisition of TNNC.

Selling, general and administrative expenses for the first nine months of fiscal 1997 were $39.2 million (11.4% of net sales), an increase of $5.3 million or 15.8% from $33.9 million (12.4% of net sales) for the first nine months of fiscal 1996. The increase was caused by higher incentive compensation expense, increased selling and administrative expense as a result of the acquisition of TNCC, and increased product design and roll-out costs associated with the introduction of the "Nautica" brand of home fashions products.

The Company incurred a one-time charge in the second quarter of fiscal 1997 as a result of the decision to close its Riverside apparel fabrics weaving operation in Danville, Virginia. The production from this facility will be moved to other Company facilities. Accordingly, its closure will reduce fixed costs without any decrease in production. The $7.9 million pre-tax charge ($4.8 million after tax; $0.34 per share), reflected under "Other operating costs, net", includes $0.4 million for severance and other employee benefit costs. The remainder of the charge relates principally to writedowns and other costs associated with the divestiture of real estate and equipment.

For the reasons described above, operating income during the first nine months of fiscal 1997 was $28.4 million (8.2% of net sales), an increase of $11.2 million or 65.0% from $17.2 million (6.3% of net sales) for the first nine months of fiscal 1996. Excluding the one-time charge related to the closure of the Riverside facility, operating income would have been $36.2 million, an increase of $19.0 million or 110.8% compared to the first nine months of 1996.

Other income (expense), net for the first nine months of fiscal 1997 includes $0.6 million of costs related to fees and expenses incurred in connection with a proposed business combination that did not materialize, offset in part by miscellaneous items of income.

Interest expense was $16.2 million for the first nine months of fiscal 1997, an increase of $2.2 million or 15.9% from $14.0 million for the first nine months of fiscal 1996. The increase in interest expense was due to higher debt levels arising from the acquisition of TNCC offset somewhat by lower average interest rates. The lower average interest rates reflect the debt incurred to finance the acquisition of TNCC, most of which was financed at floating rates which are lower than the Company's fixed rate public debt, thereby reducing the average interest rate.

The income tax provision was $4.6 million (38.5% of pre-tax income) for the first nine months of fiscal 1997, an increase of $3.2 million compared to an income tax provision of $1.4 million (39.5% of the pre-tax income) recorded for the first nine months of fiscal 1996. Accordingly, the Company recorded net income of $7.3 million (2.1% of net sales) or $0.52 per share for the first nine months of fiscal 1997 compared to a net income of $2.2 million (0.8% of net sales) or $0.16 per share for the first nine months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its revolving credit facility and vendor financing, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company is considered highly leveraged, with a total debt to total capital ratio of 69.7% at September 27, 1997.

The Company filed a Preliminary Registration Statement Form S-1 with the Securities and Exchange Commission (the "SEC") on September 26, 1997. Upon the SEC declaring the Registration Statement effective, the Company intends to offer for sale common stock which will be listed on the New York Stock Exchange (the "Offering"). If such Offering is consummated, it is anticipated that the Company will receive approximately $65 million in net proceeds during the fourth quarter, 1997. However, there can be no assurance that the Offering will be consummated or that the net proceeds will approximate $65 million. Should the Offering be consummated, the Company plans to use the net proceeds to reduce its debt.

Credit Facilities and Vendor Financing

The total cash requirement on February 3, 1997 to consummate the acquisition of TNCC's assets was $67 million including an escrow deposit of $6.5 million and approximately $2 million for fees, expenses and certain closing items. The funds were provided by using $12.1 million of cash on hand and borrowings of $19.9 million and $35 million, respectively, under a new working capital credit line and term loan, described as follows. The Company received $1.7 million from the escrow deposit in July 1997.

On February 3, 1997, in order to finance the acquisition of TNCC, the Company replaced its $60.0 million revolving credit facility with a working capital line of credit (the "Working Capital Facility") under which the Company has $90.0 million aggregate borrowing availability, subject to a borrowing base limitation, and a four-year term loan (the "Term Loan Facility"), under which the Company has $35.0 million of aggregate borrowing availability. The Working Capital Facility and Term Loan Facility (together, the "Credit Facilities") are secured by the Company's accounts receivable and inventories, the personal property located at the three former Cherokee manufacturing facilities, and the real property of the TNCC North Carolina manufacturing facilities.

The Working Capital Facility bears interest at the Base Rate, as defined (8.50% as of October 27, 1997) or LIBOR plus 2% (7.78% as of October 27, 1997) for periods of one, two, three or six months, at the Company's option. The Working Capital Facility is non-amortizing and any amounts outstanding are due at the final maturity of February 3, 2001. At October 27, 1997, the Company had an aggregate of $11.5 million of borrowings and $0.2 million in letters of credit outstanding under the Working Capital Facility and had $71.5 million in unused and available borrowings under the Working Capital Facility.

The Term Loan Facility bears interest at the Base Rate or LIBOR plus 2.50% (8.28% as of October 27, 1997) for periods of one, two, three or six months, at the Company's option. Principal payments are required in the following amounts for each fiscal year: 1997, $1.75 million; 1998, $4.25 million; 1999, $5.0 million, and 2000, $24.0 million, of which $20.25 million is due November 2000. At October 27, 1997, the Company had an aggregate of $34.1 million of borrowings outstanding under the Term Loan Facility.

The Credit Agreement relating to the Credit Facilities contains certain covenants including requirements for the maintenance of a certain cash interest coverage ratio and a minimum net worth and limitations on mergers and consolidations, affiliated transactions, incurring liens, making restricted payments, entering into sale and leaseback transactions, disposing of assets and owning, purchasing or acquiring margin securities. An event of default under the Credit Agreement includes a Change in Control (as defined) as well as the Company's default on certain of its other indebtedness. Borrowings under the Working Capital Facility are tied to a borrowing base formula which is dependent on the level of eligible accounts receivable and inventories, less $10 million.

  In addition, the Company finances certain capital improvements through vendors of the capital assets, and will continue to utilize this method of financing where it deems appropriate.

Working Capital

Net cash generated from operating activities was $27.3 million in the nine months ended September 27, 1997. Included in that amount is a use of cash for operating assets and liabilities of $8.2 million, primarily comprised of a $10.1 million use for operating working capital (accounts receivable - $1.6 million source, inventories - $16.3 million use, and accounts payable and accrued expenses - $4.7 million source).

During the comparable nine month period ended September 28, 1996, net cash generated from operating activities was $27.8 million. Included in that amount is a source of cash from operating assets and liabilities of $8.5 million, primarily comprised of a $8.5 million source from operating working capital (accounts receivable - $2.8 source, inventories - $7.3 million source, and accounts payable and accrued expenses - $1.5 million use).

Capital Improvements

During the first nine months of 1997, the Company purchased $13.7 million in equipment and manufacturing improvements. The Company expects to continue modernizing and making capital improvements over the next several years, which are anticipated to be financed through cash generated by operations, vendor financing, and borrowings under the credit agreement.

Recent Accounting Pronouncement

See Note 9 to Notes to Condensed Consolidated Financial Statements.

                          PART II - OTHER INFORMATION



Item 1. Legal Proceedings.

        Dan River has registered the "Bed-in-a-Bag" name as a trademark. In February 1997, a competitor filed a Petition for Cancellation of the trademark in the United States Patent and Trademark Office (the "U.S. Patent Office"). Dan River filed its answer to the Petition for Cancellation and intends to vigorously defend the action. The Petition Challenges only the exclusivity of the trademark and not the Company's right to continue to use the phrase in connection with its products. Therefore, while the Company cannot predict the outcome of this matter, the Company believes that the loss of such exclusivity would not have a material adverse effect on the Company's business or prospects.

Items 2-5. No disclosure required.

Item 6.        Exhibits and Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAN RIVER INC.

Date:  November 4, 1997            /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Vice President-Chief Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


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

