Form 10-K
period 1998-01-03
DAN RIVER INC /GA/
filed 1998-03-24
CIK 914384

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                          -------------------------

                                  Form 10-K

     /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year ended January 3, 1998
                                      or
     / /   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ______________

           Commission file number 1-13421

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

           Registrant's telephone number, including area code: (804) 799-7000 Securities registered pursuant to Section 12(b) of the Act:
                             Class A Common Stock par value $0.01 per share Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 1998: $159,946,580

Number of shares of common stock outstanding as of March 2, 1998:
                                                   Class A: 16,777,075 shares
                                                   Class B: 2,062,070 shares
Documents Incorporated by Reference: Part II incorporates information by reference from the Annual Report to Shareholders for the year ended January 3, 1998. Part III incorporates information by reference from the Proxy Statement of the Annual Meeting of Shareholders to be held April 22, 1998.

Exhibit Index:  Page 16

                                     PART I

Item 1.  Business

General

Founded in 1882, Dan River Inc. (the "Company" or "Dan River") is a leading manufacturer and marketer of textile products for the home fashions and apparel fabrics markets. The Company designs, manufactures and markets a coordinated line of value-added home fashions products consisting of packaged bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies. Dan River also manufactures and markets a broad range of high quality woven cotton and cotton-blend apparel fabrics and believes that it is the leading supplier of men's dress shirting fabrics in North America (based on net sales).

On February 3, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of The New Cherokee Corporation ("Cherokee"), which was a supplier of yarn-dyed fabrics to men's and women's shirting manufacturers and of sportswear fabrics to the converting trade. The assets purchased consisted primarily of two woven fabrics manufacturing facilities located in Spindale, North Carolina and Sevierville, Tennessee, and a finishing facility located in Harris, North Carolina, together with associated real property, machinery and equipment, inventories and receivables.

The following table sets forth for the periods indicated the dollar amount and percentage of total net sales of the Company attributable to home fashions products and apparel fabrics:

                                                                                Fiscal Year
                                                           -------------------------------------------------------
                                                            1997                    1996                   1995
                                                            ----                    ----                   ----
                                                                               (in millions)
Dollar amount:
  Home fashions
    products..................                              $255.8                  $243.2                 $231.8
  Apparel fabrics.............                               220.6                   136.4                  153.0
                                                            ------                  ------                 ------
    Total.....................                              $476.4                  $379.6                 $384.8
                                                            ======                  ======                 ======
Percentage:
  Home fashions
    products..................                                53.7%                   64.1%                  60.2%
  Apparel fabrics.............                                46.3                    35.9                   39.8
                                                            ------                  ------                 ------
    Total.....................                               100.0%                  100.0%                 100.0%
                                                            =======                 =======                =======

Home Fashions Products

         Products

The Company's home fashions products include packaged bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies which are marketed under the "Dan River" brand name, as well as under various other trademarks and licenses from, among others, "Colours by Alexander Julian," "D. Porthault," "John Wilman," "Liberty" and "Nautica." Home fashions products are offered in a wide variety of styles and patterns, including fashion designs and, to a lesser extent, solid colors. Products range from a 120-thread count muslin sheet of blended polyester and cotton to a top-of-the-line 250-thread count percale 100% cotton sheet.

Dan River has established itself as an innovator in merchandising home fashions products. The Company was a leader in introducing the complete bed ensemble, which it markets under the name "Bed-in-a-Bag." The "Bed-in-a-Bag" complete bed ensemble consists of a comforter with matching sheets, pillowcases, shams and a dust ruffle. Management believes that the Company's ability to manufacture wide-width, yarn-dyed fabrics in short runs in a wide variety of innovative styles, such as woven plaids, for use in home fashions products differentiates the Company from its competitors.

         Customers

The Company distributes home fashions products through key retailers in all retail trade classes including department stores, specialty home fashions stores, direct marketers, national chains, mass merchants and regional discounters. The Company markets its home fashions products to approximately 360 customers, none of which accounted for more than 10% of the Company's total net sales in fiscal 1997. The Company has pursued and established strong relationships with large, high volume retailers including Wal-Mart Stores, Inc., Kmart Corporation, Federated Department Stores, Inc., J.C. Penney Company, Inc. and The May Department Stores Company. As a supplement to its primary distribution channels, a Dan River subsidiary operates factory outlet stores which sell home fashions products directly to consumers.

         Sales and Marketing

The home fashions products sales and marketing staff consists of approximately 60 persons and is headquartered in New York City, with satellite offices in Atlanta, Boston, Chicago, Dallas, Los Angeles, Philadelphia and San Francisco. These marketing professionals, stylists and product development personnel work as early as one year in advance of a retail selling season to develop new fabrics, styles, colors, constructions and finishes. Together with the marketing group, stylists often work directly with the Company's customers to create fabrics that respond to rapidly changing fashion trends and customer needs. New styles are also developed internally for the April and October bed and bath home textile trade shows, where they are shown to buyers and are placed in production based on customer acceptance. Orders for home fashions products are filled from inventory or, if inventory is not available, products are manufactured and generally shipped within six to 12 weeks of order placement.

Apparel Fabrics

         Products

The Company manufactures and markets a broad range of high quality woven cotton and cotton-blend fabrics, which are marketed primarily to manufacturers of men's, women's and children's clothing. The Company's yarn-dyed and piece-dyed woven apparel fabrics include oxford cloth, pinpoint oxford cloth, fancy broad cloth, seer-suckers, mid and light weight denim, twills and chambrays. The Company also manufactures and distributes apparel fabrics to uniform manufacturers and for use in decorating and crafts, 100% cotton fabrics to the furniture market and greige (unfinished) fabrics to converters.

Management believes that the Company enjoys a reputation as a leader in creating new fabric styles and designs within the apparel fabrics market.
The Company's product development professionals work independently as well as directly with customers to develop new fabric styles and constructions. In addition, the Company's product development personnel increasingly work directly with retailers to develop fabrics. These retailers often specify that the Company's fabrics be used by their suppliers in the manufacture of garments to be sold by them. The Company believes that it is a leader in wrinkle resistant technology for shirting fabrics and markets Dri-Don(R) blended easy care fabrics and 100% cotton Wrinkl-Shed(R) fabrics. As a result of the Cherokee acquisition, the Company now manufactures and markets fabrics utilizing Tencel lyocell, an innovative new fiber. These versatile, innovative fabrics are used primarily in manufacturing women's sportswear.

         Customers

The Company distributes its apparel fabrics primarily to domestic manufacturers of men's, women's and children's clothing which, in turn, operate sewing plants throughout the United States and the Caribbean. The Company's customers market clothing manufactured from its apparel fabrics under such brand names as Arrow, Brooks Brothers, Hathaway, Liz Claiborne, L.L. Bean, Land's End, Osh Kosh B'Gosh and Van Heusen, as well as under private labels through retailers such as J.C. Penney Company, Inc. and Sears, Roebuck & Co. The Company markets uniform fabrics to customers such as Cintas Corporation and Red Kap, and distributes apparel fabrics to home sewing retailers such as Wal-Mart Stores, Inc., Fabric-Centers of America, and through various wholesale distributors, for use in decorating and crafts, as well as garment sewing. The Company's upholstery fabrics are sold to furniture manufacturers.

         Sales and Marketing

The Company's apparel fabrics sales and marketing staff consists of approxi-mately 55 persons and is headquartered in New York City, with satellite offices in Chicago, Dallas, Danville, High Point (North Carolina), Los Angeles and San Francisco. Apparel fabrics are generally "made to order" products. Fabrics are manufactured and generally shipped within nine to 12 weeks of order placement. Orders for apparel fabrics are based on customer selections from offerings of color, content, construction, design and finish, and fabrics are made to customer specifications, which may be developed jointly with the customer.

Manufacturing Process

Dan River is a vertically integrated manufacturer involved in all aspects of the woven textile manufacturing process, from spinning and weaving to dyeing, finishing, and sewing. Substantially all of the Company's facilities for the manufacture of home fashions products are located in Danville, Virginia. As a result of the acquisition of Cherokee, with spinning and weaving facilities located in Spindale, North Carolina and Sevierville, Tennessee and finishing facilities located in Harris, North Carolina, the Company added almost a million square feet of manufacturing and warehousing floor space dedicated to the manufacture of apparel fabrics in addition to its existing apparel fabrics manufacturing facilities in Danville.

During the past five fiscal years, the Company has made significant investments in an extensive facility modernization program focused on installing advanced manufacturing technologies in an effort to be the low cost manufacturer in the industry. Within its home fashions operations, the Company has installed modern, high-speed air-jet looms; automatic sheet cutting, hemming and folding equipment; lower cost open-end spinning equipment; and computerized comforter equipment. Within its apparel fabrics operations, the Company has modernized its yarn preparation processes through the installation of more efficient, lower cost, open-end spinning, carding, drawing and combing equipment. The Company's ongoing capital improvement programs have modernized and streamlined substantially all significant components of the manufacturing process for both home fashions products and apparel fabrics, helping the Company reduce lead times, minimize inventory levels and maximize flexibility to respond to changing market conditions, while at the same time increasing the quality of its products.

During fiscal 1997, the Company completed construction of a new 258,000 square foot home fashions finished goods warehouse and distribution center which is located adjacent to its new home fashions accessory sewing plant in Danville, Virginia. The Company believes the new warehouse will enable it to better and more efficiently service its home fashions customers and accommodate further growth of its home fashions business. Additionally, the Company closed its Riverside apparel fabrics weaving facility in Danville as part of its plan to consolidate apparel manufacturing operations.

Dan River has engineered its manufacturing processes to meet the quick response delivery requirements of its customers. Quick response techniques reduce turnaround time (the time required to process a particular order) which improves customer service and production efficiency. Furthermore, Dan River has the capability to offer electronic data interchange programs to all of its customers. These programs minimize the lead time for customer orders and permit a more efficient, targeted manufacturing schedule, as well as improvements in efficiency, communications, planning and processing times at each stage of production. The Company has electronic data interchange programs in place with most of its major home fashions products customers.

Raw Materials

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

Dan River purchases cotton primarily in the domestic market directly from merchants or through brokers. Generally, the Company seeks to purchase sufficient amounts of cotton to cover existing order commitments; however, the Company may purchase cotton in advance of orders on terms that it deems advantageous, and while the Company does not speculate on the price of cotton, it may hedge prices from time to time through forward contracts and the futures and options markets. The Company also uses significant quantities of polyester, which is available from several sources.

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

The Company also uses various other raw materials, such as dyes and chemicals, in its manufacturing operations. The Company believes these materials are readily available from a number of sources. Dan River also supplements its internal manufacturing capabilities by purchasing yarn and unfinished fabrics from outside sources and by contracting with third parties for various manufacturing services, including certain printing and sewing operations. During fiscal 1997, less than 10% of the Company's manufacturing requirements were purchased from outside sources.

Trademarks and Licenses

The Company holds licenses to produce and sell home fashions products under "Colours by Alexander Julian," "D. Porthault," "John Wilman," "Liberty" and "Nautica" and certain other names or marks, and to use certain designs on its home fashions textile products. Such licenses generally provide that the Company has the exclusive right for a limited period, generally three years subject to renewal for additional periods, to use the respective brand name and/or design in the sale of certain types of products in certain geographic regions. Dan River also holds non-exclusive licenses with respect to the use and advertising of certain processes or synthetic fibers or fabrics. Management believes that the failure of the Company to continue to hold any one of its licenses or trademarks (other than "Dan River") would not have a material adverse effect on the Company's business.

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

Competition

The Company's competitive position varies by product line. Competitive factors include price, product styling and differentiation, quality, flexibility of production and finishing, delivery time and customer service. The Company sells its products primarily to domestic customers and competes with both large, integrated textile manufacturers and numerous smaller companies specializing in limited segments of the market. Some competitors have significantly greater financial resources than Dan River.

The Company is one of several domestic manufacturers of home fashions products. Certain of the Company's competitors have a significantly greater share of the domestic market than the Company, including WestPoint Stevens Inc., Springs Industries, Inc. and Pillowtex Corp., which management believes collectively account for over 50% of the home fashions bedding products market.

With the acquisition of Cherokee, the Company believes that it is a leading producer of lightweight yarn-dyed woven cotton and cotton-blend apparel fabrics in North America. With respect to men's shirtings, management believes the Company is the largest producer of oxford cloth and pima cotton pinpoint oxford cloth and the leading producer of lightweight yarn-dyed dress shirting fabrics in North America (based on net sales). In the sportswear and upholstery fabrics markets, the Company is one of a number of domestic producers.

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

The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation. The Company benefits from protections afforded to apparel manufacturers based in certain Caribbean and Central American countries which ship finished garments into the U.S. under Item 9802.00.80 of the Harmonized Tariff Schedule of the U.S. as authorized by the Caribbean Basin Recovery Act. Item 9802.00.80 reduces certain tariffs which would otherwise apply to apparel garments manufactured outside the U.S. and shipped into the U.S., provided that the garments are manufactured from fabric produced and cut domestically. Item 9802.00.80 is beneficial for Dan River and other domestic producers of apparel fabrics, because it creates an attractive manufacturing base for apparel in close proximity to the U.S.

In January 1995, a multilateral trade organization, the WTO, was established to replace the GATT. This new body has set forth the mechanisms by which world trade in textiles and clothing will be progressively liberalized with the elimination of quotas and the reduction of duties. The implementation began in January 1995 with the phasing-out of quotas and the reduction of duties to take place over a 10-year period. The selection of products at each phase is made by each importing country and must be drawn from each of the four main textile groups: tops and yarns, fabrics, made-up textile products and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain textile products and apparel into North America. These factors could make the Company's products less competitive against low cost imports from developing countries.

NAFTA, which was entered into by the United States, Canada and Mexico and became effective on January 1, 1994, has created the world's largest free-trade zone. The agreement contains safeguards sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. NAFTA will phase out all trade restrictions and tariffs on textiles and apparel among the three countries. In addition, NAFTA requires merchandise to be made from yarns and fabrics originating in North America in order to avoid trade restrictions. Thus, not only must apparel be made from North American fabric but the fabric must be woven from North American spun yarn. Although management believes that the Company may benefit from NAFTA, there can be no assurance that the removal of these barriers to trade will not have a material adverse effect on the Company's business.

Order Backlog

The Company's order backlog was approximately $104 million at January 3, 1998, as compared to approximately $72 million at December 28, 1996, which was prior to the Cherokee acquisition. Substantially all of the orders on hand at January 3, 1998 are expected to be filled within four months of that date.

Governmental Regulation

Dan River is subject to various federal, state and local environmental laws and regulations limiting the discharge of pollutants and the storage, handling and disposal of a variety of substances. In particular, the Company's dyeing and finishing operations result in the discharge of substantial quantities of wastewater and in emissions to the atmosphere.

The Company is subject to the federal Clean Water and Clean Air Acts, and related state and local laws and regulations. The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company believes that it is currently in compliance in all material respects with the environmental or health and safety laws and regulations and does not believe that the cost of, or any operational constraints or modifications required to assure, future compliance with such laws or regulations will have a material adverse effect on its results of operations or financial condition. However, there can be no assurance that environmental requirements will not become more stringent in the future or that the Company will not incur significant costs to comply with such requirements.

At the property formerly owned by Cherokee at Spindale, North Carolina, there is groundwater contamination consisting of diesel fuel, for which the owner of an adjoining property has acknowledged responsibility. The neighboring landowner is engaged in cleanup operations under the direction of the North Carolina Department of Health, Environment and Natural Resources. Prior to purchasing the Spindale property, the Company identified additional contamination, consisting primarily of benzene in excess of applicable action levels, that the Company believes, based on reports from its environmental consultant, also originates on the adjoining property. The Company also believes cleanup of the benzene contamination may not be required under current North Carolina policy, and that in the event the Company is required to clean up the contamination, it may be eligible to apply for funding from the North Carolina underground storage tank trust fund. In addition, liabilities arising from environmental contamination associated with pre-closing operation of Cherokee's facilities were excluded in connection with the Company's purchase of Cherokee's assets and therefore not assumed by the Company. In any event, the Company believes that if it were required to clean up the currently known contamination because it is the owner of the affected property, the cost of such cleanup would not have a material adverse effect on its results of operations or financial condition.

Employees

At January 3, 1998, the Company had approximately 5,300 employees, of which approximately 4,500 were hourly employees. Of these hourly employees, approximately 3,500 are located primarily in the Company's Danville, Virginia operations and represented by a collective bargaining agreement which expires on January 1, 2002. The Company believes that its relations with its employees are good.

Item 2. Properties

On February 3, 1997, the Company acquired substantially all of the assets of Cherokee, including greige manufacturing facilities in Spindale, North Carolina and Sevierville, Tennessee, and a finishing plant in Harris, North Carolina. The Company owns the North Carolina facilities, totaling approximately 595,000 square feet of manufacturing space. The Company leases the Sevierville, Tennessee facility (consisting of approximately 419,000 feet of manufacturing space) with an option to purchase the facility for nominal consideration in 2018.

Substantially all of Dan River's other apparel fabrics facilities, and substantially all of its home fashions and corporate facilities, are located in Danville, Virginia. Most of the Danville facilities are owned by the Company. The owned facilities occupy a total of approximately 5,680,000 square feet, with approximately 2,600,000 square feet of space currently used for manufacturing. The Company's 116,000 square foot accessory sewing plant and new 258,000 square foot distribution center are leased, with an option to purchase for nominal consideration. The Company leases approximately 873,000 square feet of additional warehouse and manufacturing space in Danville.

During fiscal 1997 the Company sold its yarn mill in Alabama. The Company leases each of its marketing and sales offices and, through its subsidiary, Dan River Factory Stores, Inc., the Company leases seven factory outlet stores in Georgia, Illinois, Maryland, Ohio, South Carolina and Tennessee, each of which averages approximately 6,000 square feet of total space. The Company owns its factory outlet store in Danville, Virginia.

The Company's manufacturing facilities generally operate on a five, six or seven day 24-hour per day schedule depending on the nature of the operations and demand for specific products of the Company, as well as other factors.

The Company believes that its existing facilities are adequate to service existing demand for the Company's products. The Company considers its plants and equipment to be in good condition.

Item 3.  Legal Proceedings

From time to time, the Company is a party to litigation arising in the ordinary course of its business. The Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company. A competitor has filed a Petition for Cancellation with the U.S. Patent Office challenging the Company's "Bed-in-a-Bag" trademark. See Business"--Trademarks and Licenses."

Item 4.  Submission of Matters to a Vote of Security Holders.

In October 1997, prior to the completion of the initial public offering of the Company's Class A Common Stock, the shareholders of the Company unanimously approved pursuant to written consent (i) the Amended and Restated Articles of Incorporation of the Company; (ii) an exchange offer pursuant to an Exchange Agreement whereby certain members of senior management and their families would be permitted to exchange shares of the Company's Class A Common Stock, par value $.01 per share, owned by them for supervoting Class B Common Stock, par value $.01 per share; and (iii) the 1997 Stock Incentive Plan and the 1997 Stock Plan for Outside Directors.

                      Executive Officers of the Registrant

Following is information concerning the executive officers of Dan River, who are elected by the Board of Directors and hold office generally until the next annual meeting of the Board or until their successors are elected and qualified:


         Name                               Age     Position with Dan River
         ----                               ---     -----------------------
         Joseph L. Lanier, Jr.........      66      Chairman, Chief Executive Officer
                                                      and Director
         Richard L. Williams..........      64      President, Chief Operating Officer
                                                      and Director
         Barry F. Shea................      49      Vice President-Chief Financial
                                                      Officer
         Scott D. Batson..............      41      Vice President-Finance
         Anthony J. Bender............      40      Vice President-Information Systems
         Gregory R. Boozer............      42      Vice President-Manufacturing
                                                      Services
         Edward E. Carroll............      58      Vice President-Industrial Relations
         Harry L. Goodrich............      47      Vice President, Secretary and
                                                      General Counsel
         George R. Herron.............      57      Vice President-Cotton Procurement
         Larry W. Van de Visser.......      61      Vice President-Administration
         Gary D. Waldman..............      41      Controller

Joseph L. Lanier, Jr. has been Chairman of the Board of Directors and Chief Executive Officer of Dan River or Braelan Corp. (the "Predecessor") since 1989. Mr. Lanier is also a director of SunTrust Bank, Inc. (a bank holding company), Flowers Industries, Inc. (a food company), Torchmark Corporation (an insurance company) and Dimon Incorporated (a tobacco products company and distributor of cut flowers).

Richard L. Williams has been a director and President and Chief Operating Officer of Dan River or the Predecessor since 1989.

Barry F. Shea was a director of the Predecessor from 1989 to 1991. He was Vice President-Finance, Chief Financial Officer and Assistant Secretary of Dan River or the Predecessor from 1989 until 1996 and has been Vice President-Chief Financial Officer from 1996 to the present.

Scott D. Batson has been Vice President-Finance of Dan River since 1995 and was Director of Finance from 1990 to 1995. Mr. Batson was also Treasurer of the Predecessor from 1990 to 1995.

Anthony J. Bender has been Vice President-Information Systems of Dan River since 1995. Mr. Bender was Director of Systems Development of Springs Industries, Inc. (a manufacturer and distributor of textile products) from 1993 until 1995, and held a number of management consulting positions with Price Waterhouse, LLP from 1985 to 1993.

Gregory R. Boozer has been Vice President-Manufacturing Services of Dan River since 1989.

Edward E. Carroll has been Vice President-Industrial Relations of Dan River since 1995. He was Director of Employee Relations of Dan River from 1984 until 1995.

Harry L. Goodrich has been Secretary and General Counsel of Dan River or the Predecessor since 1989 and has been Vice President of Dan River since 1995.

George R. Herron has been Vice President-Cotton Procurement of Dan River since 1987.

Larry W. Van de Visser was Controller of Dan River from 1990 until 1995 and Vice President-Controller of Dan River from 1995 to 1996. He has been Vice President-Administration of Dan River since 1996.

Gary D. Waldman has been Controller of Dan River since 1996. He was Assistant Controller of Dan River from 1992 until 1996, and Director of Taxes from 1990 until 1992.

Other significant employees of the Company are James E. Martin and Thomas L. Muscalino.

Mr. Martin has headed Dan River's apparel fabrics operations since 1990. He is 48 years old.

Mr. Muscalino has headed Dan River's home fashions operations since 1993. From 1975 until 1992, he held a number of marketing positions with WestPoint Stevens Inc. (a textile company), including President of its Consumer Products Division in 1992. He is 47 years old.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

The information contained in the section entitled "Market and Dividend Data" is incorporated herein by reference from the 1997 Annual Report to Shareholders.

The Company has sold no securities within the past three years which were not registered under The Securities Act of 1933, except for the sale of 66,423 shares of Class A Common Stock which were issued to employees of the Company upon exercise of stock options held by them, the proceeds of which were paid to a stockholder of the Company who was contractually obligated to and did in fact surrender the shares which were subject to the options. See "Security Ownership of Certain Beneficial Owners and Management", Note 5, in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April
22, 1998, which Note 5 is incorporated by reference herein.

Item 6.  Selected Financial Data.

Information contained in the section entitled "Five Year Summary of Selected Financial Data" is incorporated by reference from the 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information contained in the section entitled "Management's Discussion and Analysis" is incorporated herein by reference from the 1997 Annual Report to Shareholders.

Item 7A.  Quantitative and Quantitative Disclosures Above Market Risk.

Not Applicable

Item 8.  Consolidated Financial Statements and Supplementary Data.

Information contained in the sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors" are incorporated herein by reference from the 1997 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the directors under the caption, "Election of Directors," is incorporated herein by reference from Registrant's "Proxy Statement for the Annual Meeting of Shareholders" to be held on April 22, 1998.

For information regarding the executive officers of the Registrant, see Part I, "Executive Officers of the Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance. Subsequent to the printing of its Proxy materials for the 1998 Annual Meeting, the Registrant became aware that Annual Report of Changes in Beneficial Ownership on Form 5 was not timely filed on behalf of Mr. Joseph L. Lanier, Jr., in connection with his purchase of 100 shares of Class A Common Stock on November 21, 1997. The appropriate Form 5 has now been filed.

Item 11.  Executive Compensation

Incorporated herein by reference from sections of the Registrant's "Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998" under the captions entitled, "Election of Directors--Director Compensation" and "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the section of the Registrant's "Proxy Statement for Annual Meeting of Shareholders to be held on April 22, 1998" entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13.  Certain Relationships and Related Transactions.

Incorporated herein by reference from the section in the Registrant's "Proxy Statement for Annual Meeting of Shareholders to be held on April 22, 1998" entitled "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   Financial Statements

          The following Financial Statements are filed under Item 8 of this
          Report:

          Consolidated Balance Sheets as of January 3, 1998 and December 28,
          1996.

          Consolidated Statements of Income for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

          Consolidated Statements of Shareholders' Equity for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

          Consolidated Statements of Cash Flows for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

          Notes to Consolidated Financial Statements for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

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

     3.   Exhibits.

          The Exhibits listed as applicable on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b)  Reports on Form 8-K.

     None.

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

Date:  March 24, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ DONALD J. KELLER                   By:  /s/ JOHN F. MAYPOLE
     --------------------------                  --------------------------
      Donald J. Keller, Director                 John F. Maypole, Director


Date:  March 24, 1998                       Date:  March 24, 1998




By:  /s/ JOSEPH L. LANIER, JR.              By:  /s/ BARRY F. SHEA
     --------------------------                  --------------------------
     Joseph L. Lanier, Jr.,                      Barry F. Shea, Vice-President-
     Chairman and Chief Executive                Chief Financial Officer
     Officer and Director                        (Principal Financial and
     (Principal Executive Officer)               Accounting Officer)

Date:  March 24, 1998                       Date:  March 24, 1998




By:    /s/ EDWARD J. LILL                   By:     /s/ RICHARD L. WILLIAMS
       -------------------------                    --------------------------
       Edward J. Lill, Director                     Richard L. Williams, President
                                                    and Chief Operating Officer and
                                                    Director

Date:  March 24, 1998                       Date:  March 24, 1998


                               INDEX TO EXHIBITS


Exhibit No.         Description of Exhibit
-----------         ----------------------

  2.1               Asset Purchase Agreement dated
                    January 10, 1997 by and between
                    Dan River Inc. and The New Cherokee
                    Corporation.<F1>

  2.2               First Amendment to Asset Purchase
                    Agreement between Dan River Inc.
                    and The New Cherokee Corporation
                    dated as of February 2, 1997.<F1>

  3.1               Amended and Restated Articles of
                    Incorporation of Dan River Inc.<F2>

  3.2               Bylaws of Dan River Inc.<F2>

  4.1               Form of Indenture between the
                    Dan River Inc. and Marine Midland Bank,
                    N.A., as Trustee (including Form
                    of Note).<F3>

  10.1              Loan and Security Agreement dated
                    February 3, 1997 among Dan River Inc.
                    and Fleet Capital Corporation.<F4>

  10.2              Amendment No. 1, dated December 22,
                    1997, to Loan and Security Agreement
                    among Dan River Inc. and Fleet
                    Capital Corporation

  10.4              Registration Rights Agreement, dated
                    as of September 3, 1991, among Dan
                    River Inc. and the parties named
                    therein.<F5>

  10.4.1            Amendment dated as of October 27,
                    1997 to the Registration Rights
                    Agreement.

  10.5              Voting Agreement among Joseph L.
                    Lanier, Jr., Richard L. Williams
                    and Barry F. Shea and certain
                    members of their families.<F6>

 *10.7              Employment Agreement, dated as of
                    October 29, 1997, between Dan
                    River Inc. and Joseph L. Lanier, Jr.<F6>


 *10.8              Employment Agreement, dated as of
                    October 29, 1997, between Dan River
                    Inc. and Richard L. Williams.<F6>

 *10.9              Employment Agreement, dated as of
                    October 29, 1997, between Dan
                    River Inc. and Barry F. Shea.<F6>

 *10.10 Form of Post-employment Letter Agreement between the Dan River Inc. and certain of its officers.<F5>

 *10.12             Post-employment Letter Agreement between
                    Dan River Inc. and Gregory R.
                    Boozer.<F7>

 *10.13             Post-employment Letter Agreement between
                    Dan River Inc. and Harry L. Goodrich.<F8>

 *10.14             Dan River Inc. Amended and Restated
                    Stock Option Plan and form of Option
                    Agreement in effect prior to Decem-
                    ber 30, 1994.<F5>

 *10.14.1           Dan River Inc. Amended and Restated
                    Stock Option Plan and form of Option
                    Agreement; as amended as of Decem-
                    ber 30, 1994.<F7>

 *10.15             Dan River Management Incentive Plan.

 *10.16             Form of Dan River Inc. 1997 Stock
                    Incentive Plan.<F9>

 *10.19             Form of Dan River Inc. 1997 Stock
                    Plan for Outside Directors.<F9>

  10.21             Equipment Lease Agreement No.
                    2891-0, dated as of December 29,
                    1989, as amended, between MDFC
                    Equipment Leasing Corporation
                    and Dan River Inc.<F5>

  11.1              Statement regarding Computation of
                    Earnings per share.  See Financial
                    Statements and Schedules and Notes
                    thereto included in this Annual
                    Report on Form 10-K.

  13                Portions of 1997 Annual Report to
                    Shareholders incorporated by reference
                    in this Annual Report on Form 10-K.

  21                List of Subsidiaries<F5>

  23                Consent of Ernst & Young, LLP

  27.1              Financial Data Schedule for 1997 Fiscal Year

  27.2              Restated Financial Data Schedule for 1996 Fiscal Year

-------------------


[FN]
*Management contract, compensatory plan or arrangement.

<F1>

Exhibit Nos. 2.1 and 2.2 incorporated by reference to Exhibit Nos. 2.1 and
2.2 in Dan River's Current Report on Form 8-K (No. 33-70442) dated February 3, 1997.

<F2>
Exhibits Nos. 3.1 and 3.2 incorporated by reference to Exhibits 3.1 and 3.2 in Amendment No. 1 to Registration Statement on Form S-1 (No. 333-36479) filed on November 4, 1997.

<F3>
Exhibit 4.1 incorporated by reference to exhibit number 4 in Dan River's Report on Form 10-K (No. 33-70442) for the fiscal year ended January 1, 1994.

<F4>
Exhibit 10.1 incorporated by reference to corresponding exhibit number in Dan River's Report on Form 10-K (No. 33-70442) for the fiscal year ended Decem-ber 28, 1996.

<F5>
Incorporated by reference to corresponding exhibit number in Dan River's Registration Statement on Form S-1 (No. 33-70442) filed on October 15, 1993.

<F6>
Incorporated by reference to corresponding Exhibit number in Amendment No. 2 dated November 17, 1997 to Dan River's Registration Statement on Form S-1 (No. 333-36479).

<F7>
Exhibit Nos. 10.12 and 10.14.1 incorporated by reference to corresponding exhibit numbers in Dan River's Report on Form 10-K (No. 33-70442) for the fiscal year ended December 31, 1994.

<F8>
Exhibit No. 10.13 incorporated by reference to exhibit number 10.12 in the Registration Statement on Form S-1 (No. 33-70442) filed on October 15, 1993.

<F9>
Incorporated by reference to corresponding exhibit numbers in Dan River's Registration Statement on Form S-1 (No. 333-36479) dated September 26, 1997.

                                                                    Schedule II


                                DAN RIVER INC.
                      VALUATION AND QUALIFYING ACCOUNTS
     Years ended January 3, 1998, December 28, 1996 and December 30, 1995


                                                                Additions
                                                          ----------------------
                                          Balance at      Charged to                                        Balance at
                                          Beginning       Costs and                                            End
      Description                         of Year         Expenses         Other            Deductions (B)    of Year
      -----------                         -------         --------         -----            ----------      ---------
                                                                      (in thousands)
Allowance for uncollectible
 accounts, discounts and
 claims (deducted from
 accounts receivable):

Year ended January 3, 1998                $ 4,631         8,096           1,200 (A)          7,697           $ 6,230
                                          -------         -----           -----              -----           -------

Year ended December 28, 1996              $ 5,140         6,937              --              7,446           $ 4,631
                                          -------         -----           -----              -----           -------

Year ended December 30, 1995              $ 5,892         7,060              --              7,812           $ 5,140
                                          -------         -----           -----              -----           -------






Notes:

(A)  Allowance related to receivables acquired through business combination.
(B)  Includes writeoff of receivables (net of recoveries) and claims allowed.