Form 10-Q
period 1998-04-04
DAN RIVER INC /GA/
filed 1998-05-06
CIK 914384

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

          For the quarterly period ended April 4, 1998
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of April 4, 1998:
                                                  Class A:  16,774,086 Shares
                                                  Class B:   2,062,070 Shares


Exhibit Index is on page 14.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              See Following Pages.

                                 DAN RIVER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    April 4,     January 3,
                                                      1998          1998
                                                  ------------   ------------
                                                  (in thousands, except share
                                                        and per share data)
                                     ASSETS
Current assets:
   Cash and cash equivalents                      $      2,118   $      1,759
   Accounts receivable, net                             69,263         70,676
   Inventories                                          99,274         92,376
   Prepaid expenses and other current assets             5,482          5,112
   Deferred income taxes                                 7,628          7,628
                                                  ------------   ------------
        Total current assets                           183,765        177,551

Property, plant and equipment                          330,289        321,994
   Less accumulated depreciation and amortization     (121,118)      (113,866)
                                                  ------------   ------------
     Net property, plant and equipment                 209,171        208,128

Other assets                                             6,604          6,616
                                                  ------------   ------------
                                                  $    399,540   $    392,295
                                                  ============   ============


                                 DAN RIVER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    April 4,     January 3,
                                                      1998          1998
                                                  ------------   ------------
                                                  (in thousands, except share
                                                        and per share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt           $        198   $        301
   Accounts payable                                     30,047         27,933
   Accrued compensation and related benefits            15,211         16,661
   Other accrued expenses                               14,023          9,052
                                                  ------------   ------------
     Total current liabilities                          59,479         53,947

Other liabilities:

   Long-term debt                                      139,073        143,455
   Deferred income taxes                                20,936         20,182
   Other liabilities                                     8,889          8,881

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                        --             --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 16,774,086 shares
     (16,778,472 shares at January 3, 1998)                168            168
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                       21             21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                            --             --
   Additional paid-in capital                          139,140        139,140
   Retained earnings                                    31,834         26,501
                                                  ------------   ------------
     Total shareholders' equity                        171,163        165,830
                                                  ------------   ------------
                                                  $    399,540   $    392,295
                                                  ============   ============





                             See accompanying notes.

                                 DAN RIVER INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended
                                      --------------------------
                                      April 4,         March 29,
                                        1998             1997
                                      ---------        ---------
                                (in thousands, except per share data)
Net sales                             $ 120,943        $ 105,736

Costs and expenses:
  Cost of sales                          94,898           85,587
  Selling, general and
    administrative expenses              13,901           11,861
                                      ---------        ---------

Operating income                         12,144            8,288

Other income                                280               40
Interest expense                         (3,820)          (5,085)
                                      ---------        ---------
Income before income taxes                8,604            3,243

Provision for income taxes                3,202            1,250
                                      ---------        ---------
Net income                            $   5,402        $   1,993
                                      =========        =========

Earnings per share:
  Basic                               $    0.29        $    0.14
                                      =========        =========
  Diluted                             $    0.28        $    0.14
                                      =========        =========













                             See accompanying notes.

                                 DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                  ---------------------------
                                                    April 4,      March 29,
                                                      1998           1997
                                                  ------------   ------------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                     $    5,402     $    1,993
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Noncash interest expense                          316            293
       Depreciation and amortization                   7,557          6,740
       Deferred income taxes                             754            300
       Writedown/disposal of assets                       31             19
       Changes in operating assets and liabilities,
       excluding effects of business acquired:
         Accounts receivable                           1,392          4,442
         Inventories                                  (6,897)        (2,379)
         Prepaid expenses and other assets            (1,378)          (366)
         Accounts payable and accrued expenses         5,334          6,119
         Other liabilities                                 7            209
                                                  ----------     ----------
           Net cash provided by operating
           activities                                 12,518         17,370
                                                  ----------     ----------
Cash flows from investing activities:
   Capital expenditures                               (8,379)        (5,469)
   Proceeds from sale of assets                          705             73
   Acquisition of business                                --        (66,330)
                                                  ----------     ----------
       Net cash used by investing activities          (7,674)       (71,726)
                                                  ----------     ----------
Cash flows from financing activities:
   Payments of long-term debt                           (485)        (1,731)
   Proceeds from issuance of long-term debt               --         53,615
   Net borrowings (payments) - working capital
     facility                                         (4,000)           612
                                                  ----------     ----------
       Net cash provided (used) by financing
         activities                                   (4,485)        52,496
                                                  ----------     ----------
Net increase (decrease) in cash and cash equivalents     359         (1,860)
Cash and cash equivalents at beginning of period       1,759          5,042
                                                  ----------     ----------
Cash and cash equivalents at end of period        $    2,118     $    3,182
                                                  ==========     ==========



                             See accompanying notes.

                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Dan River Inc. and its wholly-owned subsidiary, Dan River Factory Stores, Inc. (together, the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

2.   Inventories

     The components of inventory are as follows:

                                          April 4,            January 3,
                                            1998                 1998
                                        ------------         ------------
                                                 (in thousands)
          Finished goods                $ 33,548            $ 25,401
          Work in process                 54,850              56,156
          Raw materials                    2,634               2,429
          Supplies                         8,242               8,390
                                        --------            --------
               Total Inventories        $ 99,274            $ 92,376
                                        ========            ========

3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                            Total
                                      Additional            Share-
                      Common Stock     Paid-In    Retained  holders'
                    Class A  Class B   Capital    Earnings  Equity
                    ------- --------  ----------  --------  ----------
                                    (in thousands)
Balance at Janu-
  ary 3, 1998       $  168  $   21      $139,140  $26,501   $165,830

Net income              --      --           --     5,402      5,402
Retirement of
  Common Stock          --      --           --       (69)       (69)
                    ------  ------      --------  -------   --------
Balance at April
  4, 1998           $  168  $   21      $139,140  $31,834   $171,163
                    ======= ======      ========  =======   ========

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                      Three Months Ended
                                                  ---------------------------
                                                    April 4,      March 29,
                                                      1998           1997
                                                  ------------   ------------
Numerator for basic and diluted earnings
  per share -- net income                         $ 5,402,000    $ 1,993,000
                                                  ===========    ===========
Denominator:
  Denominator for basic earnings per share--
    weighted-average shares                        18,837,866     14,155,165

  Effect of dilutive securities:
    Employee stock options                            236,184         73,084
                                                  -----------    -----------
  Denominator for diluted earnings per share--
    weighted average shares adjusted for
    dilutive securities                            19,074,050     14,228,249
                                                  ===========    ===========

Basic earnings per share                          $      0.29    $      0.14
                                                  ===========    ===========
Diluted earnings per share                        $      0.28    $      0.14
                                                  ===========    ===========


5.   Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), at the beginning of fiscal year 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and other items, such as minimum pension liability adjustments, which previously were reported directly in shareholders' equity. There were no differences between net income and comprehensive income for the quarters ended April 4, 1998 and March 29, 1997. In addition, accumulated other comprehensive income was $-0- at April 4, 1998 and January 3, 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This standard revises financial statement disclosures about pensions and other postretirement benefit plans, but does not change the measurement or recognition of costs or obligations under these plans. SFAS 132 is effective for the Company's 1999 fiscal year.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which requires capitalization of certain costs to develop or obtain software for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company has not yet assessed the impact of SOP 98-1, but it will likely result in capitalization of certain costs which previously would have been expensed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net sales for the first quarter of 1998 were $120.9 million, an increase of $15.2 million (14.4%) compared to the first quarter of 1997. Sales of home fashions products increased $13.8 million or 24.7%, while sales of apparel fabrics were up $1.4 million or 2.9%.

The increase in sales of home fashions products was due primarily to higher unit volumes reflecting the initial shipment of certain new programs during the quarter. The increase in sales of apparel fabrics resulted from the inclusion of sales from the acquisition of The New Cherokee Corporation ("TNCC") for thirteen weeks in the first quarter of 1998 versus eight weeks in last year's first quarter, offset somewhat by the absence of sales from the Company's Wetumpka, Alabama yarn operation that was sold at the end of 1997.

Gross profit for the first quarter of 1998 was $26.0 million, 21.5% of sales, which is up $5.9 million or 29.3%, from the first quarter of 1997 during which gross profit represented 19.1% of sales. The increase in gross profit was due to lower manufacturing costs in apparel fabrics as a result of the acquisition of TNCC and the closure of the Company's Riverside weaving plant, higher unit volumes and lower raw material prices, offset somewhat by sales of a less profitable mix of home fashions products and increased costs from outside suppliers to support the higher home fashions sales.

Selling, general and administrative expenses for the first quarter of 1998 were $13.9 million (11.5% of sales) compared to $11.9 million (11.2% of sales) in the first quarter of 1997, an increase of $2.0 million or 17.2%. The increase was caused by higher costs in the information systems area, higher spending to support the Company's Nautica line of home fashions products, a higher level of accrued incentive compensation and higher administrative costs associated with public ownership of the Company's stock.

Due to the factors described above, operating income for the first quarter of 1998 was $12.1 million, up $3.9 million or 46.5% from the first quarter of 1997.

Interest expense for the first quarter of 1998 was $3.8 million, a decrease of $1.3 million or 24.9% from the first quarter of 1997. The decrease in interest expense reflects primarily lower debt levels as a result of the Company's initial public offering of common stock in November 1997, from which it used net proceeds of $64.5 million to reduce debt, and to a lesser extent lower interest rates due to the Company's improved capital structure as a result of the offering.

An income tax provision of $3.2 million was recorded in the first quarter of 1998 (37.2% of pre-tax income) compared to an income tax provision of $1.3 million (38.5% of pre-tax income) recorded in the first quarter of 1997. The increase in the provision relates to the higher level of pre-tax income, while the lower provision rate reflects a small tax-free gain on an insurance claim reflected under other income. Accordingly, net income was $5.4 million or $0.29 per basic share on 18,838,000 shares outstanding for the first quarter of 1998 compared to $2.0 million or $0.14 per basic share on 14,155,000 shares outstanding for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its working capital line of credit, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company had a debt to total capital ratio of 44.9% at April 4, 1998.

Credit Facilities and Vendor Financing

The Company maintains a $90 million secured working capital line of credit. The working capital line of credit is tied to a borrowing base formula and is secured by the Company's accounts receivable and inventories. As of April 4, 1998, $14.5 million was used and $67.6 million was unused and available for borrowing.

The working capital line of credit bears interest at the Base Rate, as defined (8.50% as of April 27, 1998) or LIBOR plus .75% (6.44% as of April 27, 1998), for periods of one, three or six months, at the Company's option. The working capital line is nonamortizing and any amounts outstanding are due at the final maturity of February 28, 2001.

The working capital line of credit is provided pursuant to a Loan and Security Agreement which contains certain covenants including requirements for the maintenance of a certain cash interest coverage ratio and a minimum net worth.

Working Capital

Net cash generated from operating activities was $12.5 million in the three months ended April 4, 1998. Included in that amount is a use of cash for operating assets and liabilities of $1.5 million, primarily comprised of a $0.2 million use for operating working capital (accounts receivable - $1.4 million source, inventories - $6.9 million use, and accounts payable and accrued expenses - $5.3 million source) and a $1.4 million use of cash for prepaid expenses and other assets.

During the comparable three month period ended March 27, 1997, net cash generated from operating activities was $17.4 million. Included in that amount is a source of cash from operating assets and liabilities of $8.0 million, primarily comprised of a $8.2 million source from operating working capital (accounts receivable - $4.4 million source, inventories - $2.4 million use, and accounts payable and accrued expenses - $6.1 million source).

Capital Improvements

During the first three months of 1998, the Company purchased $8.4 million in equipment and manufacturing improvements. The Company expects to continue modernizing and making capital improvements over the next several years, which are anticipated to be financed through cash generated by operations and borrowings under the working capital line of credit.

                          PART II - OTHER INFORMATION

Items 1 - 5.   No disclosure required.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

               The Exhibits listed as applicable on the accompanying Exhibit Index are filed as part of this Quarterly Report.

               (b)  Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAN RIVER INC.

Date:   May 6, 1998                 /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Vice President-Chief Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


                                  EXHIBIT INDEX
                                  -------------


Exhibit No.         Description of Exhibit                            Page
-----------         ----------------------                            ----

11                  Statement regarding Computation of
                    Earnings per share.  See Financial
                    Statements and Notes thereto
                    included in this Quarterly Report
                    on Form 10-Q.

27                  Financial Data Schedule as of and for the
                    three months ended April 4, 1998.                 15

27.1                Restated Financial Data Schedule as of
                    and for the six months ended June 29, 1996.       16

27.2                Restated Financial Data Schedule as of
                    and for the nine months ended September
                    28, 1996.                                         17

27.3                Restated Financial Data Schedule as of and
                    for the three months ended March 29, 1997.        18

27.4                Restated Financial Data Schedule as of and
                    for the six months ended June 28, 1997.           19

27.5                Restated Financial Data Schedule as of and
                    for the nine months ended September 27, 1997.     20



