Form 10-Q
period 1998-07-04
DAN RIVER INC /GA/
filed 1998-08-14
CIK 914384

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                           _________________________

                                   Form 10-Q

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 4, 1998
                                      OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _______________

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


Number of shares of common stock outstanding as of July 4, 1998:
                                                  Class A:  16,765,826 Shares
                                                  Class B:   2,062,070 Shares




Exhibit Index is on page 18.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY DAN RIVER INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AMD 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF DAN RIVER INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE CURRENT REPORT ON FORM 8-K FILED ON JULY 20, 1998 BY DAN RIVER INC., AND ARE HEREBY INCORPORATED BY REFERENCE. DAN RIVER UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.



                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             See Following Pages.

                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 4,      January 3,
                                                      1998          1998
                                                  -----------    -----------
                                                  (in thousands, except share
                                                        and per share data)
                                    ASSETS
Current assets:
   Cash and cash equivalents                      $     2,097    $     1,759
   Accounts receivable, net                            60,814         70,676
   Inventories                                        107,648         92,376
   Prepaid expenses and other current assets            3,840          5,112
   Deferred income taxes                                7,518          7,628
                                                  -----------    -----------
        Total current assets                          181,917        177,551

Property, plant and equipment                         342,451        321,994
   Less accumulated depreciation and amortization    (128,520)      (113,866)
                                                  -----------    -----------
     Net property, plant and equipment                213,931        208,128

Other assets                                            7,195          6,616
                                                  -----------    -----------
                                                  $   403,043    $   392,295
                                                  ===========    ===========

/TABLE

                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 4,      January 3,
                                                      1998          1998
                                                  ------------   ------------
                                                  (in thousands, except share
                                                        and per share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt           $        199   $        301
   Accounts payable                                     23,430         27,933
   Accrued compensation and related benefits            10,790         16,661
   Other accrued expenses                                7,666          9,052
                                                  ------------   ------------
     Total current liabilities                          42,085         53,947

Other liabilities:

   Long-term debt                                      151,557        143,455
   Deferred income taxes                                21,784         20,182
   Other liabilities                                     9,854          8,881

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                        --             --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 16,765,826 shares
     (16,778,472 shares at January 3, 1998)                168            168
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                       21             21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                            --             --
   Additional paid-in capital                          139,417        139,140
   Retained earnings                                    38,157         26,501
                                                  ------------   ------------
     Total shareholders' equity                        177,763        165,830
                                                  ------------   ------------
                                                  $    403,043   $    392,295
                                                  ============   ============




                            See accompanying notes.

                                DAN RIVER INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                           Three Months Ended           Six Months Ended
                         -----------------------      ----------------------
                          July 4,       June 28,      July 4,       June 28,
                            1998          1997          1998          1997
                         ---------      --------      --------      --------

                                   (in thousands, except per share data)

Net sales                $ 118,596      $ 122,199     $ 239,539   $ 227,935

Costs and expenses:
  Cost of sales             91,459         95,133       186,356     180,720
  Selling, general
     and administrative
     expenses               13,285         13,237        27,187      25,098
  Other operating
     costs, net               (400)         7,875          (400)      7,875
                         ---------      ---------     ---------   ---------
Operating income            14,252          5,954        26,396      14,242

Other income                   138             83           417         123
Interest expense            (3,852)        (5,514)       (7,671)    (10,599)
                         ---------      ---------     ---------   ---------
Income before
  income taxes              10,538            523        19,142       3,766

Provision for
  income taxes               4,060            202         7,262       1,452
                         ---------      ---------     ---------   ---------
Net income               $   6,478      $     321     $  11,880   $   2,314
                         =========      =========     =========   =========

Earnings per share:

  Basic                  $    0.34      $    0.02     $    0.63   $    0.16
                         =========      =========     =========   =========

  Diluted                $    0.34      $    0.02     $    0.62   $    0.16
                         =========      =========     =========   =========




                            See accompanying notes

                                DAN RIVER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                  ---------------------------
                                                    July 4,        June 28,
                                                      1998           1997
                                                  ------------   ------------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                      $   11,880    $    2,314
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Noncash interest expense                           417           621
       Depreciation and amortization                   15,048        14,042
       Deferred income taxes                            1,712        (2,248)
       Writedown/disposal of assets                      (351)           46
       Writedown-plant closure                             --         7,875
       Changes in operating assets and liabilities,
       net of business acquired:
         Accounts receivable                            9,842         2,323
         Inventories                                  (15,271)      (11,143)
         Prepaid expenses and other assets             (1,461)         (980)
         Accounts payable and accrued expenses        (11,337)        3,806
         Other liabilities                                973         1,079
                                                   ----------    -----------
           Net cash provided by operating
           activities                                  11,452        17,735
Cash flows from investing activities:
   Capital expenditures                               (21,254)       (8,482)
   Proceeds from sale of assets                         2,140         1,722
   Acquisition of business                                 --       (66,330)
                                                   ----------    -----------
       Net cash used by investing activities          (19,114)      (73,090)
Cash flows from financing activities:
   Payments of long-term debt                            (500)       (5,473)
   Net borrowings - working capital facility            8,500        (1,900)
   Proceeds from issuance of long-term debt                --        60,783
   Payments of debt issuance costs                         --        (1,274)
                                                   ----------    -----------
       Net cash provided by financing
         activities                                     8,000        52,136
                                                   ----------    -----------
Net increase (decrease) in cash and cash equivalents      338        (3,219)
Cash and cash equivalents at beginning of period        1,759         5,042
                                                   ----------    -----------
Cash and cash equivalents at end of period         $    2,097    $    1,823
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

2.   Inventories

     The components of inventory are as follows:

                                          July 4,             January 3,
                                           1998                  1998
                                        ------------         ------------
                                                 (in thousands)
          Finished goods                $ 31,931            $ 25,401
          Work in process                 63,834              56,156
          Raw materials                    2,767               2,429
          Supplies                         9,116               8,390
                                        --------            --------
               Total Inventories        $107,648            $ 92,376
                                        ========            ========

3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                            Total
                                      Additional            Share-
                      Common Stock     Paid-In    Retained  holders'
                    Class A  Class B   Capital    Earnings  Equity
                    ------- --------  ----------  --------  ----------
                                    (in thousands)
Balance at Janu-
  ary 3, 1998       $  168  $   21      $139,140  $26,501   $165,830
Net income              --      --            --   11,880     11,880
Tax effect of stock
  options exercised     --      --           277       --        277
Retirement of
  Common Stock          --      --            --     (224)      (224)
                    ------  ------      --------  -------   --------
Balance at July
  4, 1998           $  168  $   21      $139,417  $38,157   $177,763
                    ======= ======      ========  =======   ========
/TABLE

                                DAN RIVER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                           Three Months Ended           Six Months Ended
                         -----------------------      ----------------------
                          July 4,       June 28,      July 4,       June 28,
                            1998          1997          1998          1997
                         ---------      --------      --------      --------
                                (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share -- net
  income                 $   6,478      $     321     $  11,880    $   2,314
                         =========      =========     =========    =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                  18,833         14,155        18,835       14,155

  Effect of dilutive
    securities:
      Employee stock
      options                  303            114           269           94
                         ---------      ---------     ---------    ---------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities     19,136         14,269        19,104      14,249
                         =========      =========     =========   =========
Earnings per share:

  Basic                  $    0.34      $    0.02     $    0.63   $    0.16
                         =========      =========     =========   =========

  Diluted                $    0.34      $    0.02     $    0.62   $    0.16
                         =========      =========     =========   =========



5.   Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), at the beginning of fiscal year 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and other items, such as minimum pension liability adjustments, which previously were reported directly in shareholders' equity. There were no differences between net income and comprehensive income during the six months ended July 4, 1998 and June 28, 1997. In addition, accumulated other comprehensive income was $-0- at July 4, 1998 and January 3, 1998.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Company has not yet determined when it will adopt or what impact, if any, SFAS 133 will have on its earnings or financial position.

6.   Acquisition

     On June 28, 1998, the Company entered into a merger agreement with The Bibb Company ("Bibb") under which the Company will acquire Bibb for a combination of cash and Dan River Inc. common stock in a tax-free transaction valued in excess of $250 million, including assumed debt. Under the terms of the agreement, each Bibb stockholder will be entitled to elect whether to receive $16.50 in cash, .84615 shares of Dan River Class A common stock, or a combination thereof, for each Bibb share they hold, subject to proration. The Company expects to finance the merger under a secured bank credit agreement. Consummation of the merger is subject to various conditions, including approval by the shareholders of the Company and Bibb. The transaction will be accounted for as a purchase.

     Bibb is a manufacturer and marketer of: consumer products for the home, principally sheets, bedding and bath accessories; textile products for the hospitality and healthcare industries; and specialty engineered textile products used in making high-pressure hoses and other industrial products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

General

Net sales for the second quarter of 1998 were $118.6 million, a decrease of $3.6 million or 2.9%, compared to the second quarter of 1997. Sales of home fashions products increased $9.4 million or 15.5%, while sales of apparel fabrics were down $13.0 million or 21.1%.

The increase in sales of home fashions products resulted from higher unit volumes of bed ensembles. The decrease in sales of apparel fabrics resulted from lower unit volumes across all major products categories offset somewhat by higher average pricing reflecting a better mix of products. The unit volume reduction in apparel fabrics was caused by lower demand, the loss of one shipping week in this year's second quarter compared with last year's second quarter because of the timing of the July 4th vacation shutdown, and the absence of certain commission dyeing and yarn sales that were included in the second quarter of 1997.

Gross profit for the second quarter of 1998 of $27.1 million or 22.9% of sales was even with gross profit for the second quarter of 1997, during which gross profit represented 22.1% of sales. While overall gross profit was flat, higher volumes and lower raw material costs in home fashions were offset by a less profitable mix and increased costs as a result of using more outside suppliers to support the sales increase. This contrasts with apparel fabrics where there were lower volumes offset by a better sales mix, lower raw material costs, and lower manufacturing costs as a result of the integration of The New Cherokee Corporation and the closure of the Riverside weaving plant.

In the second quarter of this year, the Company recognized a gain of $400,000 on the early termination of a lease. This is reflected under "Other Operating Costs, Net". This compares to a charge of $7.9 million incurred in the second quarter of 1997 as a result of the Company's decision to close the Riverside apparel fabrics weaving operation.

Selling, general and administrative expenses for the second quarter of 1998 were $13.3 million (11.2% of sales), relatively flat when compared to $13.2 million (10.8% of sales) for the second quarter of 1997.

Due to the factors described above, operating income was $14.3 million or 12.0% of sales for the second quarter of 1998. This compares with $6.0 million or 4.9% for the second quarter of 1997. Excluding one-time gains and charges, operating income was $13.9 million for the second quarter of 1998, slightly higher than the $13.8 million recorded in the second quarter of 1997.

Interest expense for the second quarter of 1998 was $3.9 million, a decrease of $1.7 million from the second quarter of 1997. The decrease in interest expense was due to lower debt levels as a result of the Company's initial public offering of common stock in November 1997, from which it used the proceeds of $64.5 million to reduce debt.

An income tax provision of $4.1 million was recorded in the second quarter of 1998 (38.5% of pre-tax income) compared to an income tax provision of $0.2 million (38.6% of pre-tax income) recorded in the second quarter of 1997.

Accordingly, net income was $6.5 million or $0.34 per basic share on 18,833,000 shares outstanding for the second quarter of 1998 compared to $321,000 or $0.02 per basic share on 14,155,000 shares outstanding for the second quarter of 1997.

Net sales for the first six months of 1998 were $239.5 million, which was $11.6 million (5.1%) higher than the corresponding period in 1997. Sales of home fashions products were up $23.2 million or 19.9%, while sales of apparel fabrics were down $11.6 million or 10.4% during the applicable period.

The increase in sales of home fashions products was due to higher unit volumes of bed ensembles. The decrease in sales of apparel fabrics resulted from lower unit volumes across all major product categories except shirting fabrics, sales of which were flat when compared to the comparable period in 1997. This was offset somewhat by higher average pricing reflecting a better mix of products. The unit volume reduction in apparel fabrics was caused by lower demand, the loss of one shipping week in this year's second quarter compared with last year second quarter because of the timing of the July 4th vacation shutdown, and the absence of certain commission dyeing and yarn sales that were included in the first half of 1997.

Gross profit for the first six months of 1998 was $53.2 million (22.2% of sales) up $6.0 million or 12.6% from the first six months of 1997, during which gross margins were 20.7% of sales. The increase in gross profit was due to higher volumes in home fashions and lower raw material costs offset by a less profitable mix and increased costs as a result of using more outside suppliers to support the sales increase. There were lower volumes in apparel fabrics offset by a better sales mix , lower raw material costs, and lower manufacturing costs as a result of the integration of The New Cherokee Corporation and the closure of the Riverside weaving plant.

The Company recorded a one-time gain in the first half of this year as compared to a one-time charge in the first half of 1997. These gains and charges are more fully described above in the discussion of the results for the three months ended July 4, 1998.

Selling, general and administrative expenses for the first six months of 1998 were $2.1 million (8.3%) higher than the corresponding period of 1997. The increase was caused primarily by increased spending for management information systems, higher spending to support the Company's Nautica line of home fashions products and increased color matching activity in apparel fabrics to support new fabric introductions. For the first six months of 1998, these expenses represented 11.3% of sales compared to 11.0% of sales for the comparable period in 1997.

For the reasons described above, operating income was $26.4 million, up $12.2 million or 85.3% from the first six months of 1997. Excluding one-time gains and charges, operating income was $26.0 million for the first six months of 1998, up $3.9 million or 17.5% from the $22.1 million recorded for the first six months of 1997.

Interest expense for the first six months of 1998 was $7.7 million, a decrease of $2.9 million from the first six months of 1997. The decrease in interest expense was due to lower debt levels as a result of the Company's initial public offering of common stock in November 1997, from which it used the proceeds of $64.5 million to reduce debt.

An income tax provision of $7.3 million was recorded for the first six months of 1998 (37.9% of pre-tax income) compared to an income tax provision of $1.5 million (38.6% of pre-tax income) recorded for the first six months of 1997.

Accordingly, net income was $11.9 million or $0.63 per basic share on 18,835,000 shares outstanding for the first six months of 1998 compared to $2.3 million or $0.16 per basic share on 14,155,000 shares outstanding for the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its working capital line of credit, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company had a debt to total capital ratio of 46.1% at July 4, 1998.

Credit Facilities and Vendor Financing

The Company maintains a $90 million secured working capital line of credit. The working capital line of credit is tied to a borrowing base formula and is secured by the Company's accounts receivable and inventories. As of July 4, 1998, $27.0 million was used and $56.3 million was unused and available for borrowing.

The working capital line of credit bears interest at the Base Rate, as defined (8.50% as of August 13, 1998) or LIBOR plus .75% (6.39% as of August 13, 1998), for periods of one, three or six months, at the Company's option. The working capital line is nonamortizing and any amounts outstanding are due at the final maturity of February 28, 2001.

The working capital line of credit is provided pursuant to a Loan and Security Agreement which contains certain covenants including requirements for the maintenance of a certain cash interest coverage ratio and a minimum net worth.

Working Capital

Net cash generated from operating activities was $11.5 million in the six months ended July 4, 1998. Included in that amount is a use of cash for operating assets and liabilities of $17.3 million, primarily comprised of a $16.8 million use for operating working capital (accounts receivable - $9.8 million source, inventories - $15.3 million use, and accounts payable and accrued expenses - $11.3 million use) and a $0.5 million use of cash for prepaid expenses and other assets and other liabilities.

During the comparable six month period ended June 28, 1997, net cash generated from operating activities was $17.7 million. Included in that amount is a use of cash for operating assets and liabilities of $4.9 million, primarily comprised of a $5.0 million use for operating working capital (accounts receivable - $2.3 million source, inventories - $11.1 million use, and accounts payable and accrued expenses - $3.8 million source).

Capital Improvements

During the first six months of 1998, the Company purchased $21.3 million in equipment and manufacturing improvements. The Company expects to continue modernizing and making capital improvements over the next several years, which are anticipated to be financed through cash generated by operations and borrowings under the working capital line of credit.

Impact of Year 2000

The Company presently expects to spend approximately $8.4 million during 1998 and 1999 to modify its computer information systems to ensure the proper processing of transactions relating to Year 2000 and beyond. Included in this amount are expenditures to implement certain new or improved systems which not only achieve Year 2000 compliance, but significantly improve and expand operational capabilities of certain of the Company's computer systems.

Specifically, the Company is installing improved financial systems which are Year 2000 compliant and are expected to be operational in the fourth quarter of 1998. It is installing a new Enterprise Resource Planning (ERP) System for its home fashions operations and modifying the existing ERP System for the apparel fabrics operations to ensure Year 2000 compliance. The installa-tion and modification of these ERP Systems are expected to be completed by the end of the first quarter of 1999. Additionally, the Company is communi-cating with its suppliers, vendors, including machinery manufacturers, and customers to determine the status of their Year 2000 initiatives.

Based on analyses of its own systems and discussions with and surveys of its key vendors and customers, management currently believes that Company information systems affected by Year 2000 issues have been or will be timely identified and that its implementation plans will render all material systems Year 2000 compliant on a timely basis; however, should other entities upon whose systems the Company relies fail to properly address Year 2000 compliance issues, or should key resources required to achieve the initiatives described herein become unavailable or prove to be unreliable, the Company's effectiveness in achieving Year 2000 compliance could be delayed, which could have a material adverse effect on the Company's results of operations.

Acquisition of The Bibb Company

The Company entered into a definitive merger agreement dated as of June 28, 1998, whereby the Company agreed to acquire all of the capital stock of The Bibb Company ("Bibb") for a combination of cash and Dan River stock. In connection with the Merger, the Company has secured an underwritten commitment from a lender for a $275 million secured bank credit agreement (the "New Credit Agreement") which will have a five year term, be secured by the Company's working capital and consist of a $125 million amortizing term loan and a $150 million revolving credit line. The Company intends to use the New Credit Agreement to fund the cash portion of the Merger consideration, refinance all of Bibb's outstanding indebtedness, refinance Dan River's existing secured working capital facility and pay various transaction costs.

On a pro forma basis, had the Merger been consummated as of July 4, 1998, the Company would have borrowed approximately $211 million under the New Credit Agreement and $64 million would be unused and available for borrowing.
The Company believes that borrowings under the New Credit Agreement and cash flow from operations will be adequate to finance the Merger and meet the Company's working capital and capital expenditures needs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          The registrant reported in its Report on Form 10-K for the fiscal year ended January 3, 1998, that a competitor had filed a Petition for Cancellation with the U. S. Patent Office challenging the Company's "BED-IN-A-BAG" trademark. The competitor withdrew its Petition for Cancellation on July 2, 1998, and the registrant has granted the competitor a license to use the mark, subject to certain specified terms and conditions.

Item 4.   Submission of Matters to a Vote of Security Holders

          The registrant's Annual Meeting of Shareholders was held on April 22, 1998. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

     1.   Election of Directors

          Election of Donald J. Keller and Joseph L. Lanier, Jr. to hold office until the Annual Meeting of Shareholders in 2001, or until their successors are elected and qualified:

          1.   Donald J. Keller         For:  23,980,370    Withheld:  42,600

          2.   Joseph L. Lanier, Jr.    For:  23,980,570    Withheld:  42,400

          Continuing directors are Edward J. Lill, John F. Maypole and Richard L. Williams.

     2. To ratify the appointment of Ernst & Young LLP as independent auditors of the registrant for fiscal 1998.

          For:  24,017,470         Against:  1,800          Abstained:  3,700

Item 5.   Other Information.

          On June 29, 1998, the registrant announced that it had entered into a definitive merger agreement, dated as of June 28, 1998, in which it agreed to acquire all of the capital stock of The Bibb Company ("Bibb") for a combination of cash and Dan River stock in a tax-free transaction valued in excess of $250 million, including assumed debt. Each Bibb stockholder will be entitled to elect whether to receive $16.50 in cash, .84615 shares of Dan River Class A Common Stock, or a combination thereof, for each Bibb share they hold, subject to proration. The transaction is subject to stock-holder approvals and other conditions as set forth in the merger agreement.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          (The exhibits to this Form 10-Q are listed in the accompanying index to Exhibits.)

     (b)  Reports on Form 8-K:

          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAN RIVER INC.

Date:  August 14, 1998             /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Vice President-Chief Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


                                 EXHIBIT INDEX
                                 -------------


Exhibit No.         Description of Exhibit                            Page
No.
-----------         ----------------------                            -------

2.1 Agreement and Plan of Merger, dated as of June 28, 1998, by and between Dan River
                    Inc. and The Bibb Company (incorporated
                    by reference to Exhibit 2.1 in Registration
                    Statement on Form S-4 (File No. 333-58855)).

2.2                 First Amendment dated as of August 14, 1998
                    to Agreement and Plan of Merger by and between
                    Dan River Inc. and The Bibb Company.                19

3.1 Amended and Restated Articles of Incorporation of Dan River Inc. (incorporated by reference to Exhibit 3.1 in Amendment No. 1 to
                    Registration Statement on Form S-1 (File
                    No. 333-36479)).

3.2 Bylaws of Dan River Inc. (incorporated by reference to Exhibit 3.2 in Amendment No. 1 to Registration Statement on Form S-1 (File
                    No. 333-36479)).

11.1 Statement regarding computation of earnings per share. See financial statements and schedules and notes thereto included in this Quarterly Report on Form 10-Q.

27                  Financial Data Schedule, which is submitted
                    electronically to the Securities and Exchange
                    Commission for information only and not filed.      21

99                  Text of News Release of Dan River Inc., dated
                    August 12, 1998.                                    22

