Form 10-Q
period 1998-10-03
DAN RIVER INC /GA/
filed 1998-11-10
CIK 914384

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

          For the quarterly period ended October 3, 1998
                                      OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of October 30, 1998:
                                                  Class A:  21,117,383 Shares
                                                  Class B:   2,062,070 Shares



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



                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             See Following Pages.

                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  October 3,     January 3,
                                                      1998          1998
                                                  -----------    -----------
                                                  (in thousands, except share
                                                        and per share data)
                                    ASSETS
Current assets:
   Cash and cash equivalents                      $     1,269    $     1,759
   Accounts receivable, net                            65,724         70,676
   Inventories                                        127,467         92,376
   Prepaid expenses and other current assets            3,123          5,112
   Deferred income taxes                                8,005          7,628
                                                  -----------    -----------
        Total current assets                          205,588        177,551

Property, plant and equipment                         350,828        321,994
   Less accumulated depreciation and amortization    (135,690)      (113,866)
                                                  -----------    -----------
     Net property, plant and equipment                215,138        208,128

Other assets                                            7,943          6,616
                                                  -----------    -----------
                                                  $   428,669    $   392,295
                                                  ===========    ===========

/TABLE

                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   October 3,    January 3,
                                                      1998          1998
                                                  ------------   ------------
                                                  (in thousands, except share
                                                        and per share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt           $        211   $        301
   Accounts payable                                     27,128         27,933
   Accrued compensation and related benefits            13,602         16,661
   Other accrued expenses                                9,450          9,052
                                                  ------------   ------------
     Total current liabilities                          50,391         53,947

Other liabilities:

   Long-term debt                                      159,394        143,455
   Deferred income taxes                                26,330         20,182
   Other liabilities                                     8,898          8,881

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                        --             --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 16,756,908 shares
     (16,778,472 shares at January 3, 1998)                168            168
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                       21             21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                            --             --
   Additional paid-in capital                          139,594        139,140
   Retained earnings                                    43,873         26,501
                                                  ------------   ------------
     Total shareholders' equity                        183,656        165,830
                                                  ------------   ------------
                                                  $    428,669   $    392,295
                                                  ============   ============




                            See accompanying notes.

                                DAN RIVER INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                           Three Months Ended          Nine Months Ended
                         -----------------------      ----------------------
                          October 3,    Sept. 27,     October 3,   Sept. 27,
                            1998          1997          1998          1997
                         ---------      --------      --------      --------

                                   (in thousands, except per share data)

Net sales                $ 118,589      $ 116,254     $ 358,128   $ 344,189

Costs and expenses:
  Cost of sales             90,768         88,019       277,124     268,739
  Selling, general
     and administrative
     expenses               14,313         14,114        41,500      39,212
  Other operating
     costs, net                 --             --          (400)      7,875
                         ---------      ---------     ---------   ---------
Operating income            13,508         14,121        39,904      28,363

Other income (expense)           4           (392)          421        (269)
Interest expense            (4,032)        (5,578)      (11,703)    (16,177)
                         ---------      ---------     ---------   ---------
Income before
  income taxes               9,480          8,151        28,622      11,917

Provision for
  income taxes               3,654          3,142        10,916       4,594
                         ---------      ---------     ---------   ---------
Net income               $   5,826      $   5,009     $  17,706   $   7,323
                         =========      =========     =========   =========

Earnings per share:

  Basic                  $    0.31      $    0.35     $    0.94   $    0.52
                         =========      =========     =========   =========

  Diluted                $    0.31      $    0.35     $    0.93   $    0.51
                         =========      =========     =========   =========




                            See accompanying notes

                                DAN RIVER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                  ---------------------------
                                                    October 3,     Sept. 27,
                                                      1998           1997
                                                  ------------   ------------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                      $   17,706    $    7,323
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Noncash interest expense                           592         1,031
       Depreciation and amortization                   22,457        20,839
       Deferred income taxes                            5,771        (1,656)
       Writedown/disposal of assets                      (241)        7,953
       Changes in operating assets and liabilities,
       net of business acquired:
         Accounts receivable                            4,931         1,633
         Inventories                                  (35,091)      (16,432)
         Prepaid expenses and other assets             (1,678)         (313)
         Accounts payable and accrued expenses         (3,149)        4,732
         Other liabilities                                 17         2,196
                                                   ----------    -----------
           Net cash provided by operating
           activities                                  11,315        27,306
Cash flows from investing activities:
   Capital expenditures                               (29,843)      (14,022)
   Proceeds from sale of assets                         2,189         1,777
   Acquisition of business                                 --       (64,661)
                                                   ----------    -----------
       Net cash used by investing activities          (27,654)      (76,906)
Cash flows from financing activities:
   Payments of long-term debt                            (651)       (7,585)
   Net borrowings payments - working
     capital facility                                  16,500        (5,900)
   Net proceeds from issuance of long-term debt            --        59,459
                                                   ----------    -----------
       Net cash provided by financing
         activities                                    15,849        45,974
                                                   ----------    -----------
Net decrease in cash and cash equivalents                (490)       (3,626)
Cash and cash equivalents at beginning of period        1,759         5,042
                                                   ----------    -----------
Cash and cash equivalents at end of period         $    1,269    $    1,416
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

2.   Inventories

     The components of inventory are as follows:

                                         October 3,           January 3,
                                           1998                  1998
                                        ------------         ------------
                                                 (in thousands)
          Finished goods                $ 43,309            $ 25,401
          Work in process                 72,551              56,156
          Raw materials                    2,677               2,429
          Supplies                         8,930               8,390
                                        --------            --------
               Total Inventories        $127,467            $ 92,376
                                        ========            ========

3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                            Total
                                      Additional            Share-
                      Common Stock     Paid-In    Retained  holders'
                    Class A  Class B   Capital    Earnings  Equity
                    ------- --------  ----------  --------  ----------
                                    (in thousands)
Balance at Janu-
  ary 3, 1998       $  168  $   21      $139,140  $26,501   $165,830
Net income              --      --            --   17,706     17,706
Tax effect of stock
  options exercised     --      --           454       --        454
Retirement of
  Common Stock          --      --            --     (334)      (334)
                    ------  ------      --------  -------   --------
Balance at July
  4, 1998           $  168  $   21      $139,594  $43,873   $183,656
                    ======= ======      ========  =======   ========
/TABLE

                                DAN RIVER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                           Three Months Ended           Nine Months Ended
                         -----------------------      ----------------------
                          October 3,    Sept. 27,     October 3,   Sept. 27,
                            1998          1997          1998          1997
                         ---------      --------      --------      --------
                                (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share -- net
  income                 $   5,826      $   5,009     $  17,706    $   7,323
                         =========      =========     =========    =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                  18,825         14,155        18,832       14,155

  Effect of dilutive
    securities:
      Employee stock
      options                  182            138           240           94
                         ---------      ---------     ---------    ---------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities     19,007         14,293        19,072      14,249
                         =========      =========     =========   =========
Earnings per share:

  Basic                  $    0.31      $    0.35     $    0.94   $    0.52
                         =========      =========     =========   =========

  Diluted                $    0.31      $    0.35     $    0.93   $    0.51
                         =========      =========     =========   =========



5.   Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), at the beginning of fiscal year 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and other items, such as minimum pension liability adjustments, which previously were reported directly in shareholders' equity. There were no differences between net income and comprehensive income during the nine months ended October 3, 1998 and September 27, 1997. In addition, accumulated other comprehensive income was $-0- at October 3, 1998 and January 3, 1998.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Company has not yet determined when it will adopt SFAS 133 or what impact, if any, the adoption will have on its earnings or financial position.

6.   Subsequent Events

     Acquisition

     On October 14, 1998 the Company acquired all of the capital stock of The Bibb Company ("Bibb") pursuant to a merger agreement originally entered into on June 28, 1998, and as amended through September 23, 1998. The Company paid approximately $83 million in cash and issued approximately 4,257,000 shares of its Class A Common Stock in consideration for all of the outstanding Bibb Common Stock. The transaction will be accounted for as a purchase.

     In connection with the acquisition of Bibb, the Company entered into a new five year secured credit agreement, (the "New Credit Agreement"), consisting of a $125 million amortizing term loan and a $150 million revolving line of credit. Borrowings under the New Credit Agreement were used to fund the cash portion of the Bibb acquisition, and refinance approximately $78 million of Bibb indebtedness. In addition, $37 million in borrowings under the New Credit Agreement were used to retire the Company's existing $90 million working capital line of credit.

     Bibb is a manufacturer and marketer of: consumer products for the home, principally sheets, bedding and bedding accessories; textile products for the hospitality and healthcare industries; and specialty engineered textile products used in making high-pressure hoses and other industrial products.

     Plant Closure

     On October 28, 1998, the Board of Directors approved the closure of the Company's apparel fabrics weaving plant located in Spindale, North Carolina. The plant closure is expected to result in a pre-tax charge of approximately $8.5 million in the fourth quarter of 1998, primarily for the writedown of fixed assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

General

Net sales for the third quarter of 1998 were $118.6 million, an increase of $2.3 million or 2.0%, compared to the third quarter of 1997. Sales of home fashions products increased $4.9 million or 7.4%, while sales of apparel fabrics were down $2.6 million or 5.2% (despite the third quarter of 1998 having 13 shipping weeks compared to 12 shipping weeks in 1997).

The increase in sales of home fashions products resulted from higher unit volumes, particularly complete bed ensembles, offset by lower average pricing reflecting increased sales to the mass market channels of distribution. The decrease in sales of apparel fabrics resulted from the absence of certain commission dyeing and yarn sales that were included in the third quarter of 1997.

Gross profit for the third quarter of 1998 of $27.8 million or 23.5% of sales was slightly below gross profit of $28.2 million or 24.3% of sales recorded for the third quarter of 1997. Gross profits on sales of home fashions products were virtually unchanged. Increased volume and lower raw material prices were offset by a less profitable mix and higher manufacturing costs as a result of increased usage of outside suppliers. Gross profits on sales of apparel fabrics were slightly lower reflecting lower volumes offset somewhat by lower raw material costs.

Selling, general and administrative expenses for the third quarter of 1998 were $14.3 million (12.1% of sales), relatively flat when compared to $14.1 million (12.1% of sales) for the third quarter of 1997.

Due to the factors described above, quarterly operating income was $13.5 million or 11.4% of sales for the third quarter of 1998. This compares with $14.1 million or 12.1% of sales for the third quarter of 1997.

Interest expense for the third quarter of 1998 was $4.0 million, a decrease of $1.5 million from the third quarter of 1997. The decrease in interest expense was due to lower debt levels as a result of the Company's initial public offering of common stock in November 1997, from which it used the proceeds of $64.5 million to reduce debt.

An income tax provision of $3.7 million was recorded in the third quarter of 1998 (38.5% of pre-tax income) compared to an income tax provision of $3.1 million (38.5% of pre-tax income) recorded in the third quarter of 1997.

Accordingly, net income was $5.8 million or $0.31 per basic share on 18,825,000 shares outstanding for the third quarter of 1998 compared to $5.0 million or $0.35 per basic share on 14,155,000 shares outstanding for the third quarter of 1997.

Net sales for the first nine months of 1998 were $358.1 million up $13.9 million or 4.0% from the corresponding period of 1997. Sales of home fashions products were up $28.1 million or 15.4%, while sales of apparel fabrics were down $14.2 million or 8.8% during the applicable period.

The increase in sales of home fashions products was primarily due to higher unit volumes of bed ensembles. The decrease in sales of apparel fabrics resulted from lower unit volumes across all major product categories caused by lower demand and the absence of certain commission dyeing and yarn sales that were included in the first nine months of 1997.

Gross profit for the first nine months of 1998 was $81.0 million (22.6% of sales) up $5.6 million or 7.4% from the first nine months of 1997, during which gross margins were 21.9% of sales. The increase in gross profit was due to higher volumes in home fashions and lower raw material costs offset by a less profitable mix and increased costs as a result of using more outside suppliers to support the sales increase. There were lower volumes in apparel fabrics offset by a better sales mix, lower raw material costs, and lower manufacturing costs as a result of the integration of The New Cherokee Corporation and the closure of the Riverside weaving plant.

During the first nine months of 1998 the Company recognized a gain of $400,000 on the early termination of a lease. This is reflected under "Other Operating Costs, Net." This compares to a charge of $7.9 million incurred during the comparable period in 1997 as a result of the Company's decision to close the Riverside apparel fabrics weaving operation.

Selling, general and administrative expenses for the first nine months of 1998 were $2.3 million (5.8%) higher than the corresponding period of 1997. The increase was caused primarily by increased spending for management information systems, higher spending to support the Company's Nautica line of home fashions products and increased color matching activity to support the fashion trends in the business. For the first nine months of 1998, these expenses represented 11.6% of sales compared to 11.4% of sales for the comparable period in 1997.

For the reasons described above, operating income for the first nine months of 1998 was $39.9 million, up $11.5 million or 40.7% from the first nine months of 1997. Excluding one-time gains and charges, operating income was $39.5 million for the first nine months of 1998, up $3.3 million or 9.0% from the $36.2 million recorded for the first nine months of 1997.

Interest expense for the first nine months of 1998 was $11.7 million, a decrease of $4.5 million from the first nine months of 1997. The decrease in interest expense was due to lower debt levels as a result of the Company's initial public offering of common stock in November 1997, from which it used the proceeds of $64.5 million to reduce debt.

An income tax provision of $10.9 million was recorded for the first nine months of 1998 (38.1% of pre-tax income) compared to an income tax provision of $4.6 million (38.5% of pre-tax income) recorded for the first nine months of 1997.

Accordingly, net income was $17.7 million or $0.94 per basic share on 18,832,000 shares outstanding for the first nine months of 1998 compared to $7.3 million or $0.52 per basic share on 14,155,000 shares outstanding for the first nine months of 1997.

Plant Closure

On October 28, 1998, the Board of Directors approved the closure of the Company's apparel fabrics weaving plant located in Spindale, North Carolina. The plant closure is expected to result in a pre-tax charge of approximately $8.5 million in the fourth quarter of 1998, primarily for the writedown of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its working capital line of credit, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company had a debt to total capital ratio of 46.3% at October 3, 1998.

On October 14, 1998 the Company acquired The Bibb Company in a transaction where Bibb shareholders received cash and Dan River stock and the Bibb indebtedness was assumed by the Company. As a result, the Company issued 4.3 million shares of Dan River Class A common stock, paid Bibb shareholders $83 million and assumed $95 million in debt. The transaction also required the refinancing of $37 million of borrowings outstanding under the Company's $90 million working capital line of credit. Of the $95 million in Bibb debt assumed and outstanding on the date of the acquisition $78 million was repaid on that date. To finance the acquisition, including fees and expenses, the Company entered into a five year credit agreement with a new syndicate of banks providing for total borrowings up to $275 million pursuant to a $125 million amortizing term loan and a $150 million revolving line of credit (New Credit Agreement). The New Credit Agreement is secured by the Company's accounts receivable and inventories. As of October 22, 1998 $209 million was outstanding under the New Credit Agreement and $66 million was available for borrowings.

Credit Facilities

As of October 3,1998 the Company had a $90 million secured working capital line of credit (Old Credit Line). The Old Credit Line was tied to a borrowing base formula and was secured by the Company's accounts receivable and inventories. As of October 3, 1998, $35.0 million was used and $54.9 million was unused and available for borrowing. The borrowings were repaid and the Old Credit Line was terminated upon establishing the New Credit Agreement with a $150 million credit line (New Credit Line) and a $125 million term loan (Term Loan) in conjunction with the Bibb acquisition on October 14, 1998.

Borrowings under the New Credit Agreement bears interest at the Base Rate plus 0.125%, as defined (8.13% as of October 23, 1998) or LIBOR plus 1.375% (6.58% as of October 23, 1998), for periods one, two, three or six months, at the Company's option. Each quarter the interest rates are reset subject to a schedule where the interest rate is determined depending on the Company's financial performance as measured by a debt-to-cash flow leverage ratio. The New Credit Line is nonamortizing and any amounts outstanding are due at the final maturity of the New Credit Agreement, September 30, 2003. The $125 million New Term Loan amortizes with required quarterly principal payments beginning March 31, 2000 with $20 million, $33 million, $40 million and $32 million due in 2000, 2001, 2002 and 2003, respectively. The New Term Loan terminates on September 30, 2003.

The New Credit Agreement is provided pursuant to a Credit Agreement and a Security Agreement which contain certain covenants including requirements for the maintenance of a certain minimum cash flow-to-interest coverage ratio and a maximum debt-to-cash flow ratio.

Working Capital

Net cash generated from operating activities was $11.3 million in the nine months ended October 3, 1998. Included in that amount is a use of cash for operating assets and liabilities of $35.0 million, comprised of a $33.3 million use for operating working capital (accounts receivable - $4.9 million source, inventories - $35.1 million use, and accounts payable accrued expenses - $3.1 million use) and a $1.7 million use of cash for prepaid expenses and other assets and other liabilities.

During the comparable period net cash generated from operating activities was $27.3 million in the nine months ended September 27, 1997. Included in that amount is a use of cash for operating assets and liabilities of $8.2 million, comprised of a $10.1 million use for operating working capital (accounts receivable - $1.6 million source, inventories - $16.4 million use, and accounts payable and accrued expenses - $4.7 million source) and a $1.9 million source for prepaid expenses and other assets and other liabilities.

Capital Improvements

During the first nine months of 1998, the Company purchased $29.8 million in equipment and manufacturing improvements. The Company expects to continue modernizing and making capital improvements over the next several years, which are anticipated to be financed through cash generated by operations and borrowings under the New Credit Line.

Impact of Year 2000

The Company presently expects to spend approximately $12.2 million during 1998 and 1999 to modify its computer information systems to ensure the proper processing of transactions relating to Year 2000 and beyond. Included in this amount are expenditures to implement certain new or improved systems which not only achieve Year 2000 compliance, but significantly improve and expand operational capabilities of certain of the Company's computer systems.

Specifically, the Company has successfully installed improved financial and material management systems which are Year 2000 compliant and are operational. It is installing a new Enterprise Resource Planning (ERP) System for its home fashions operations and modifying the existing ERP System for the apparel fabrics operations to ensure Year 2000 compliance. The modification of the apparel fabrics ERP System is expected to be completed by the end of 1998. The Dan River home fashions ERP System is expected to be completed by the second quarter of 1999. Also, as a result of the acquisi-tion of The Bibb Company, its systems will need to be converted to Dan River's systems. The corporate systems of Bibb, i.e., financial, human resources, etc. are expected to be converted by the end of the first quarter of 1999 and the ERP systems for the home fashions and engineered products businesses are expected to be converted by the end of the third quarter of 1999.

Additionally, the Company is communicating with its suppliers, vendors, including machinery manufacturers, and customers to determine the status of their Year 2000 initiatives.

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

     (b)  Reports on Form 8-K:

          (1) On July 7, 1998 registrant filed a Current Report on Form 8-K, dated June 28, 1998, reporting its execution of a definitive Merger Agreement, in which the registrant agreed to acquire all of the capital stock of Bibb.

          (2) On July 20, 1998 the registrant filed a Current Report on Form 8-K, dated July 20, 1998, providing certain information which should be considered by investors in conjunction with "forward-looking statements" made by the registrant.

          (3) On September 28, 1998 the registrant filed a Current Report on Form 8-K, dated September 21, 1998, reporting that the registrant and Bibb amended the terms of their Merger Agreement to provide, among other things, that the acquisition of Bibb would no longer qualify as a tax free reorganization. The registrant also reported the adjournment of its scheduled shareholders' meeting until the week of October 11, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAN RIVER INC.

Date:  November 10, 1998           /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Executive Vice President and Chief
                                   Financial Officer (Authorized Signing
                                   Officer and Principal Financial Officer)


                                 EXHIBIT INDEX
                                 -------------


Exhibit No.         Description of Exhibit                            Page
No.
-----------         ----------------------                            -------

2.1 Agreement and Plan of Merger, dated as of June 28, 1998, as amended August 14, 1998, by and between Dan River Inc. and The Bibb
                    Company (incorporated by reference to
                    Exhibit 2.1 in Amendment No. 1 to Registration
                    Statement on Form S-4 (File No. 333-58855)).

2.2                 Second Amendment to Agreement and Plan of
                    Merger, dated as of September 23, 1998, among Dan River Inc., DRI Acquisition Corp. and The
                    Bibb Company (incorporated by reference to Exhibit 2.2 in Post-Effective Amendment No. 1 to Registration Statement on Form S-4 (File No.
                    333-58855)).

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

3.2 Bylaws of Dan River Inc. (incorporated by reference to Exhibit 3.2 in Amendment No. 1 to Registration Statement on Form S-1 (File
                    No. 333-36479)).

11.1 Statement regarding computation of earnings per share. (See financial statements and schedules and notes thereto included in this Quarterly Report on Form 10-Q.)

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                    Commission for information only and not filed.


