Form 10-K405
period 1999-01-02
DAN RIVER INC /GA/
filed 1999-03-29
CIK 914384

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1999
    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                     TO
                      COMMISSION FILE NUMBER 1-13421

                                 DAN RIVER INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                       58-1854637
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

   2291 MEMORIAL DRIVE, DANVILLE, VIRGINIA                         24541
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (804) 799-7000

          Securities registered pursuant to Section 12(b) of the Act:
                 CLASS A COMMON STOCK PAR VALUE $0.01 PER SHARE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1999: $79,964,279

     Number of shares of common stock outstanding as of March 1, 1999:

          Class A: 21,307,332 shares
        Class B: 2,062,070 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates information by reference from the Proxy Statement of the Annual Meeting of Shareholders to be held April 23, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Unless otherwise indicated, references in this Annual Report to "Dan River" or the "Company" include Dan River Inc. and its predecessors and subsidiaries. References to a fiscal year refer to the fiscal year of the Company, which is the 52- or 53-week period ending on the Saturday nearest to December 31. All fiscal years presented consisted of 52 weeks other than fiscal 1997, which ended on January 3, 1998 and consisted of 53 weeks.

     This Annual Report contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such statements. Many of these statements appear under "Item 1. Business", "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." For further information regarding these forward-looking statements and the associated risks and uncertainties, see the discussion in this Annual Report under the caption "Forward-Looking Statements" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1. BUSINESS.

GENERAL

     Founded in 1882, Dan River is a leading manufacturer and marketer of textile products for the home fashions and apparel fabrics markets. The Company designs, manufactures and markets a coordinated line of value-added home fashions products consisting of bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies ("Home Fashions Products"). Dan River also manufactures and markets a broad range of high quality woven cotton and cotton-blend apparel fabrics ("Apparel Fabrics") and believes that it is the leading supplier of men's dress shirting fabrics in the Western Hemisphere (based on net sales). As a result of its acquisition of The Bibb Company ("Bibb") in October 1998, the Company now manufacturers and sells specialty engineered textile products for use in making high-pressure hoses and other industrial products ("Engineered Products").

     The Company is a Georgia corporation with principal offices located at 2291 Memorial Drive, Danville, Virginia 24541. The Company's telephone number is
(804) 799-7000.

ACQUISITIONS AND JOINT VENTURES

     In February 1997, the Company acquired substantially all of the assets and assumed certain liabilities of The New Cherokee Corporation ("Cherokee") for an aggregate purchase price of approximately $65 million. Cherokee, which was a supplier of yarn-dyed fabrics to men's and women's shirting manufacturers and of sportswear fabrics to the converting trade, was the Company's primary competitor for these fabrics. In connection with the Cherokee acquisition, the Company acquired woven fabrics manufacturing facilities located in Spindale, North Carolina and Sevierville, Tennessee, and a finishing facility located in Harris, North Carolina. Since completing the acquisition, the Company closed its Riverside Plant in the fourth quarter of fiscal 1997 and the Spindale Plant in January 1999. As a result of this consolidation, the Company has reduced the number of Apparel Fabrics weaving plants from four to two, providing better capacity utilization and, aided by the Company's aggressive capital expenditure program, reducing fixed manufacturing costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In October 1998, the Company purchased all the outstanding capital stock of Bibb (through a merger transaction) for an aggregate purchase price of approximately $240 million, which consisted of $86 million of cash and 4,361,000 shares of Dan River Class A Common Stock. In connection with the acquisition, the Company also assumed or repaid an aggregate of $95 million of Bibb debt. Bibb, founded in 1876, was a leading domestic manufacturer of home fashions textile products. The Bibb acquisition broadened the Company's Home Fashions Products to include juvenile products and products for the hospitality and health care markets. As a result of the Bibb acquisition, the Company believes that it is the leading manufacturer of bedding products for the juvenile market under such licensed names and trademarks as "Barbie," "Looney Tunes," "Major League Baseball," "National Football League," and "Teletubbies." The Bibb acquisition also significantly expanded the Home Fashions Products manufacturing capacity, adding spinning and weaving operations located in Greenville, South Carolina, finishing operations located in Brookneal, Virginia and sewing facilities located in Fort Valley and Newnan, Georgia, and in Brookneal, Virginia. The Engineered Products manufacturing operations are located in Porterdale, Georgia.

     In December 1998, the Company purchased a 300,000 square foot sewing facility located in Morven, North Carolina, for an aggregate purchase price of approximately $2.4 million. The Company intends this facility to reduce its dependence on outside manufacturers for the fabrication of Home Fashions Products, which should increase manufacturing efficiencies and reduce costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In March 1999 the Company and Grupo Industrial Zaga, a Mexican textile and apparel company, entered into a letter of intent wherein they agreed, subject to negotiation and approval of a definitive stockholders' agreement and other customary conditions, to form a jointly owned company to build and operate a manufacturing plant in Mexico for the production of light weight yarn-dyed Apparel Fabrics. The parties contemplate that the new facility will contain opening, spinning, yarn-dyeing, weaving and finishing operations for the production of fine and medium yarn count Apparel Fabrics that are currently in demand by Dan River's customers but which are presently being provided from non-Western Hemisphere sources. The location of the facility in Mexico and the financial terms of the transaction have not been determined. Dan River will handle the marketing and sales for the venture. The parties intend that the new plant will be operational during the fourth quarter of fiscal 2000.

     Certain financial information for the Home Fashions, Apparel Fabrics and Engineered Products segments is set forth in Note 11 to the Consolidated Financial Statements, which is incorporated by reference herein.

HOME FASHIONS PRODUCTS

  Products

     The Company's Home Fashions Products include bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies which are marketed under the "Dan River" brand name, as well as under various other trademarks and licenses from, among others, "Colours by Alexander Julian" and "Jessica McClintock." The Company also markets Home Fashions Products for the juvenile market under licenses utilizing a number of names and trademarks, including "Barbie," Looney Tunes," "Major League Baseball," "Major League Soccer," "National Football League" and "Teletubbies." The Company had net sales attributable to Home Fashions Products of $321.8 million, $255.8 million and $243.1 million for fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

     Home Fashions Products are offered in a wide variety of styles and patterns, including fashion designs and, to a lesser extent, solid colors. Products range from a 120-thread count muslin sheet of blended polyester and cotton to a top-of-the-line 250-thread count percale 100% cotton sheet.

     Dan River has established itself as an innovator in merchandising Home Fashions Products. The Company was a leader in introducing the complete bed ensemble to retailers, which it markets under the name "Bed-in-a-Bag." The "Bed-in-a-Bag" complete bed ensemble consists of a comforter with matching sheets, pillowcases, shams and a dust ruffle. Management further believes that the Company's ability to manufacture wide-width, yarn-dyed fabrics in short runs in a wide variety of innovative styles, such as woven plaids, for use in Home Fashions Products differentiates the Company from its competitors.

  Customers

     The Company's Home Fashions Products are designed and manufactured to meet the needs of retail, hospitality and healthcare markets. The Company distributes Home Fashion Products through key retailers in all retail trade classes including department stores, specialty home fashions stores, direct marketers, national chains, mass merchants and regional discounters. The Company also sells Home Fashions Products directly to the hospitality and healthcare markets.

     The Company markets its Home Fashions Products to approximately 1,100 customers. The Company has pursued and established strong relationships with large, high volume retailers including Wal-Mart Stores, Inc. ("Wal-Mart"), Kmart Corporation, Federated Department Stores, Inc., J.C. Penney Company, Inc. and Linens N'Things Inc. During fiscal 1998, sales of Home Fashions Products to Wal-Mart accounted for approximately 13% of the Company's net sales. No other Home Fashions customer accounted for more than 6% of the Company's total net sales in fiscal 1998. As a supplement to its primary distribution channels, a Dan River subsidiary operates factory outlet stores which sell Home Fashions Products directly to consumers. During fiscal 1998, less than 3% of the Company's sales of Home Fashions Products were to customers outside the United States.

  Sales and Marketing

     The Home Fashions Products sales and marketing staff consists of approximately 120 persons and is headquartered in New York City, with satellite offices in Atlanta, Boston, Chicago, Dallas, Los Angeles and San Francisco. These marketing professionals, stylists and product development personnel work as early as one year in advance of a retail selling season to develop new fabrics, styles, colors, constructions and finishes. Together with the marketing group, stylists often work directly with the Company's customers to create fabrics and styles that respond to rapidly changing fashion trends and customer needs. New styles are also developed internally for the April and October bed and bath home textile trade shows, where they are shown to buyers and are placed in production based on customer acceptance. Orders for Home Fashions Products are filled from inventory or, if inventory is not available, products are manufactured and generally shipped within six to 12 weeks of order placement.

APPAREL FABRICS

  Products

     The Company manufactures and markets a broad range of high quality woven cotton and cotton-blend fabrics, which are marketed primarily to manufacturers of men's, women's and children's clothing. The Company's yarn-dyed and piece-dyed woven Apparel Fabrics include oxford cloth, pinpoint oxford cloth, fancy broad cloth, seer-suckers, mid and light weight denim, twills and chambrays. The Company also manufactures and distributes Apparel Fabrics to uniform manufacturers and for use in decorating and crafts, 100% cotton and cotton-blend fabrics to the furniture market and greige (unfinished) fabrics to converters. Net sales attributable to Apparel Fabrics Products were $186.5 million, $220.7 million and $136.4 million during fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

     Management believes that the Company enjoys a reputation as a leader in creating new fabric styles and designs within the Apparel Fabrics market. The Company's product development professionals work independently as well as directly with customers to develop new fabric styles and constructions. In addition, the Company's product development personnel increasingly work directly with retailers to develop fabrics. These retailers often specify that the Company's fabrics be used by their suppliers in the manufacture of garments to be sold by them. The Company believes that it is a leader in wrinkle resistant technology for shirting fabrics and markets Dri-Don(R) blended easy care fabrics and 100% cotton Wrinkl-Shed(R) fabrics. The Company also manufactures and markets fabrics utilizing Tencel(R) lyocell, an innovative natural fiber. Versatile lyocell fabrics have been used primarily in manufacturing women's sportswear; however, the Company is actively exploring use of lyocell in new fabrics for mens' shirting and bottom ("pant") weight fabrics.

  Customers

     The Company distributes its Apparel Fabrics primarily to domestic manufacturers of men's, women's and children's clothing which, in turn, operate sewing plants throughout the United States, Mexico and the Caribbean. The Company markets its Apparel Fabrics to approximately 2,300 customers, none of which accounted for more than 4% of the Company's total net sales in fiscal 1998. Customers market clothing manufactured from the Company's Apparel Fabrics under such brand names as Arrow, Brooks Brothers, Hathaway, Liz Claiborne, L.L. Bean, Land's End, Osh Kosh B'Gosh and Van Heusen, as well as under private labels through retailers such as J.C. Penney Company, Inc. and Sears, Roebuck & Co. The Company markets uniform fabrics to customers such as Cintas Corporation and Red Kap, and distributes Apparel Fabrics to home sewing retailers such as Wal-Mart, Jo-Ann Stores, Inc., and through various wholesale distributors, for use in decorating and crafts, as well as garment sewing. The Company's upholstery fabrics are sold to furniture manufacturers. During fiscal 1998, less than 6% of the Company's sales of Apparel Fabrics were to customers located outside the United States.

  Sales and Marketing

     The Company's Apparel Fabrics sales and marketing staff consists of approximately 52 persons and is headquartered in New York City, with satellite offices in Atlanta, Chicago, Dallas, Danville, High Point (North Carolina), Los Angeles and San Francisco. Apparel Fabrics are generally "made to order" products, which are generally manufactured and shipped within nine to 12 weeks of order placement. Orders for Apparel Fabrics are based on customer selections from offerings of color, content, construction, design and finish, and fabrics are made to customer specifications, which may be developed jointly with the customer.

ENGINEERED PRODUCTS

  Products

     The Company's Engineered Products consist of yarns and woven fabrics which are manufactured to customer specification for use in such products as high pressure hoses for the automotive industry, conveyer belts and other industrial applications. Net sales attributable to Engineered Products were $9.1 million during fiscal 1998.

  Customers

     The Company sells its Engineered Products primarily to rubber companies, which in turn utilize them as components in their own rubberized products. The Company markets its Engineered Products to approximately 100 customers, none of which accounted for more than 1% of the Company's net sales in fiscal 1998. During fiscal 1998, substantially all of the Company's sales of Engineered Products were to domestic customers.

  Sales and Marketing

     The Company has established close working relationships with its Engineered Products customers in the development of products to meet their specific needs. Sales and marketing of the Company's Engineered Products is based in the Atlanta, Georgia area.

MANUFACTURING PROCESS

     Dan River is a vertically integrated manufacturer involved in all aspects of the woven textile manufacturing process, from spinning and weaving to dyeing, finishing, and sewing.

     In addition to the expansion of its manufacturing operations through acquisitions, the Company has made significant investments over the past several years in an extensive facility modernization program focused on installing advanced manufacturing technologies in an effort to be the low cost manufacturer in the industry. Within its Home Fashions operations, the Company has installed modern, high-speed air-jet looms; automatic sheet cutting, hemming and folding equipment; lower cost open-end spinning equipment; and computerized comforter equipment. Additionally, within the past three years, the Company has built a new Home Fashions accessory sewing plant and a finished goods warehouse and distribution center, both in close proximity to its Danville facilities and its Brookneal finishing and sewing operations. The Company believes that, as a result of its acquisitions and investments, it is positioned to better and more efficiently service its Home Fashions customers, and accommodate further growth of its Home Fashions business.

     Within its Apparel Fabrics operations, the Company has modernized its yarn preparation processes through the installation of more efficient, lower cost, open-end spinning, carding, drawing and combing equipment. The Company's ongoing capital improvement programs have modernized and streamlined substantially all significant components of the manufacturing process. With the Cherokee acquisition in 1997 the Company acquired efficient greige manufacturing capacity as well as a modern finishing plant dedicated to the finishing of Apparel Fabrics.

     In addition to modernizing operations, the Company has consolidated its manufacturing operations to improve operating costs within its Apparel Fabrics operations. Accordingly, the Company closed its Riverside Apparel Fabrics weaving facility in fiscal 1997 and consolidated these operations into its existing Schoolfield facility. In January 1999, the Company closed its Spindale, North Carolina spinning and weaving facility and consolidated these operations into its existing Danville and Sevierville, Tennessee Apparel Fabrics manufacturing plants. Together, these actions have aided the Company's efforts to fully utilize its most cost-effective equipment in the manufacture of Apparel Fabrics.

     The Engineered Products facilities include modern weaving equipment and coating ranges for finishing both yarns and fabrics, and the Company has begun a program to modernize the twisting and winding operations. Additionally, the Company is in the process of obtaining ISO 9000 certification.

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

RAW MATERIALS

     Dan River uses substantial quantities of cotton in its manufacturing operations. By law, U.S. textile companies are generally prohibited from importing cotton, subject to certain exceptions which take effect primarily when the U.S. price of cotton exceeds the world price for a period of time. Cotton is an agricultural product subject to weather conditions and other factors affecting agricultural markets. Accordingly, the price of cotton is subject to considerable fluctuation.

     Dan River purchases cotton primarily in the domestic market directly from merchants or through brokers. Generally, the Company seeks to purchase sufficient amounts of cotton to cover existing order commitments; however, the Company may purchase cotton in advance of orders on terms that it deems advantageous, and while the Company does not speculate on the price of cotton, it may hedge prices from time to time through forward contracts and in the futures and options markets. The Company also uses significant quantities of polyester, which is available from several sources.

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

     The Company also uses various other raw materials, such as dyes and chemicals, in its manufacturing operations. The Company believes these materials are readily available from a number of sources. Dan River also supplements its internal manufacturing capabilities by purchasing yarn and unfinished fabrics from outside sources and by contracting with third parties for various manufacturing services, including certain printing and sewing operations. During fiscal 1998, less than 15% of the Company's manufacturing requirements were purchased from outside sources. As a result of recent acquisitions, the Company expects to reduce its reliance on outside manufacturing, which generally is more costly.

TRADEMARKS AND LICENSES

     The Company holds licenses to produce and sell Home Fashions products under "Colours by Alexander Julian," "Jessica McClintock," "Barbie," "Looney Tunes," "Major League Baseball," "Major League Soccer," "National Football League" and "Teletubbies," as well as other names or marks, and to use certain designs on its Home Fashions Products. Such licenses generally provide that the Company has the right for a limited period, generally three years subject to renewal for additional periods, to use the respective brand name and/or design in the sale of certain types of products in certain geographic regions. Dan River also holds licenses with respect to the use and advertising of certain processes or synthetic fibers or fabrics. Management believes that the failure of the Company to continue to hold any one of its licenses or trademarks (other than "Dan River") would not have a material adverse effect on the Company's business.

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

     The Company is one of several domestic manufacturers of Home Fashions Products. Although the Bibb acquisition has increased the Company's sales of Home Fashions Products, certain of the Company's competitors still have a significantly greater share of the domestic market than the Company, including WestPoint Stevens Inc. and Springs Industries, Inc, which management believes collectively account for over 50% of the home fashions bedding products market.

     With the acquisition of Cherokee, the Company believes that it is a leading producer of lightweight yarn-dyed woven cotton and cotton-blend apparel fabrics in the Western Hemisphere. With respect to men's shirtings, management believes the Company is the largest producer of oxford cloth and pima cotton pinpoint oxford cloth and the leading producer of lightweight yarn-dyed dress shirting fabrics in the Western Hemisphere (based on net sales). In the sportswear and upholstery fabrics markets, the Company is one of a number of domestic producers.

     The Company is subject to foreign competition. The Company believes that over half of the Apparel Fabrics (much in the form of imported garments) and approximately 20% of the Home Fashions Products sold in the U.S. are manufactured overseas. Competitive pressures due to imports have been exacerbated, particularly in the case of Apparel Fabrics, by the Asian economic crisis.

     One of the Company's business strategies is to seek niche Apparel Fabrics markets that are less susceptible to foreign competition. The Company believes that its domestic manufacturing base, its design expertise, its product development efforts, and its and emphasis on shortening production and delivery times allow the Company to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules.

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

ORDER BACKLOG

     The Company's order backlog was approximately $117 million at January 2, 1999, as compared to approximately $104 million at January 3, 1998. This increase is substantially attributable to the Bibb acquisition, which was completed in October 1998. Substantially all of the orders on hand at January 2, 1999 are expected to be filled within four months of that date.

GOVERNMENTAL REGULATION

     The Company is subject to various federal, state and local environmental laws and regulations limiting the discharge of pollutants and the storage, handling and disposal of a variety of substances. In particular, the Company's dyeing and finishing operations result in the discharge of substantial quantities of wastewater and in emissions to the atmosphere. The Company is subject to the federal Clean Water and Clean Air Acts, and related state and local laws and regulations. The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace.

     Dan River believes that it is currently in compliance in all material respects with environmental or health and safety laws and regulations and does not believe that the cost of, or any operational constraints or modifications required to assure, future compliance with such laws or regulations, or to remediate existing environmental contamination, will have a material adverse effect on its results of operations or financial condition. However, there can be no assurance that environmental requirements will not become more stringent in the future, that the position taken by the various regulatory agencies in respect of the matters described herein will not change in a manner materially adverse to the Company, that claims in material amounts will not be brought by third parties, that additional sites which are alleged to have been contaminated by the Company or its predecessors will not be discovered, or that the Company will not incur material costs in order to address any such matters.

     At the graphics facility in Macon, Georgia (which was acquired by the Company from Bibb), the State of Georgia previously required Bibb to perform a groundwater investigation and remediation due to the presence of volatile organic compounds ("VOCs") in the groundwater underlying the facility. Monitoring wells and a pump and treatment system utilizing an air stripper have been installed to control the off-site migration of impacted groundwater. These operations have had success in eliminating off-site migration and continue to date. According to the State of Georgia the facility will not be listed on Georgia's Hazardous Site Inventory.

     At the Brookneal, Virginia Finishing Plant (which was also acquired by the Company from Bibb), the Company is subject to a Consent Order in connection with its wastewater treatment system. Specifically, in February 1996, Bibb entered into a Special Order on Consent (the "Order") with the Virginia Water Control Board in connection with its Brookneal wastewater discharge permit. The Order required, among other things, substantial upgrades to the wastewater treatment facilities. The construction activities required by the order have been substantially completed, and the Company is currently in negotiations with the State Water Control Board with regard to renewal of the permit and its on-going obligations under the Order. Pursuant to the Order, the Commonwealth of Virginia also required the closure of the existing wastewater treatment systems and groundwater remediation relating thereto under the Virginia Voluntary Remediation Program. In addition, Bibb entered into a Voluntary Remediation Agreement with Virginia providing for the investigation and on-site remediation of groundwater and soils. This activity has not been completed.

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

     During its due diligence at the Morven, North Carolina facility, which was acquired in December 1998, the Company discovered low levels of groundwater contamination from perchloroethylene. Prior to purchasing the facility, Company personnel met with regulatory authorities regarding the options for dealing with this contamination. As a result of those discussions, the Company elected to pursue a Brownfields Agreement for the property with the State of North Carolina. Under the North Carolina Brownfields program, contaminated industrial sites are placed into productive use by allowing owners to perform less intensive cleanups than would be required for residential sites or drinking water sources. The Company is in on-going discussions with the State of North Carolina regarding this Agreement.

     At the closed Abbeville, South Carolina facility, Bibb previously worked with the South Carolina Department of Health and Environmental Control to identify the source of low levels of freon and certain other VOCs which were found in a water supply well located on-site. It is believed that this contamination originates off-site. No active on-site remediation is being required by the State at this time.

     In connection with the removal of former underground storage tanks at the closed Rockingham, North Carolina plant, Bibb discovered the presence of petroleum constituents in soils and groundwater in March 1997. The presence of these constituents in soils and groundwater was reported to the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR"). To date, only a Limited Site Assessment has been required by NCDEHNR. As both underground storage tanks were registered with NCDEHNR, Bibb anticipates that if any remediation is required as a result of that Assessment, a portion of the investigation and remediation expenses will be reimbursed by the North Carolina Leaking Underground Storage Tank trust fund.

EMPLOYEES

     At January 2, 1999, the Company had approximately 7,700 employees, of which approximately 6,600 were hourly employees. Of these hourly employees, approximately 3,600 are located primarily in the Company's Danville, Virginia operations and represented by a collective bargaining agreement which expires on January 1, 2002. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     In February 1997, in connection with the Cherokee acquisition, the Company acquired greige manufacturing facilities in Spindale, North Carolina and Sevierville, Tennessee, and a finishing plant in Harris, North Carolina. The Company owns the North Carolina facilities, totaling approximately 595,000 square feet of manufacturing space, and leases the Sevierville, Tennessee facility (consisting of approximately 419,000 feet of manufacturing space) with an option to purchase the facility for nominal consideration in 2018. The Company closed the Spindale facility, consisting of approximately 370,000 square feet, in January 1999.

     In October 1998, the Company acquired Bibb, and in December 1998, the Company acquired the Morven facility. As a result of these acquisitions the Company added approximately 4.7 million square feet of additional manufacturing and warehouse space for its Home Fashions Products, of which approximately 2.4 million square feet are currently in use, as well as approximately 600,000 square feet devoted to manufacturing and warehousing Engineered Products. The Company owns all of these facilities except for a 31,000 square foot building in Brookneal, Virginia which is used for sewing operations and a 119,000 square foot warehouse in Fort Valley, Georgia, which it leases.

     Dan River's other Apparel Fabrics and Home Fashions Products facilities, as well as its corporate facilities, are located in Danville, Virginia. Most of the Danville facilities are owned by the Company. The owned facilities occupy a total of approximately 5.7 million square feet, with approximately 3.3 million square feet of space currently used for manufacturing and warehousing. The Company's 116,000 square foot accessory sewing plant and 258,000 square foot distribution center are leased, with an option to purchase at any time for nominal consideration. The Company leases approximately 900,000 square feet of additional warehouse and manufacturing space in Danville.

     The Company leases each of its marketing and sales offices and, through its subsidiary, Dan River Factory Stores, Inc., the Company leases nine factory outlet stores in Florida, Georgia, Illinois, North Carolina, Ohio, South Carolina and Tennessee, which average approximately 6,000 square feet of total space each. The Company owns three factory outlet stores in Georgia and Virginia.

     The Company's manufacturing facilities generally operate on a 24 hour, five, six or seven day schedule depending on the nature of the operations and demand for specific products of the Company, as well as other factors.

     The Company believes that its existing facilities are adequate to service existing demand for the Company's products. The Company considers its plants and equipment to be in good condition.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is a party to litigation arising in the ordinary course of its business. Except as described below, the Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company.

     Bibb is a plaintiff in a lawsuit filed on June 5, 1998 in the General Court of Justice, Superior Court Division, Halifax County, North Carolina, styled WestPoint Stevens, Inc. ("WestPoint") and the Bibb Company v. Panda-Rosemary Corporation and Panda Energy Corporation (collectively, including Panda-Rosemary, L.P., "Panda"), in which Bibb and WestPoint seek, among other things, a declaratory judgment as to the validity of an assignment by Bibb and WestPoint of Bibb's rights under a cogeneration agreement between Bibb and Panda in connection with the sale of Bibb's Roanoke Rapids towel operations to WestPoint in 1997. Panda counterclaimed seeking, among other things, damages against WestPoint and/or Bibb based on various theories of alleged breach of contract, tort, conspiracy and unfair competition, all based generally on the factual allegation that Bibb could not assign its rights under the contract without Panda's prior consent and that Panda is, therefore, entitled to cancel the contract and/or renegotiate the price to be paid by WestPoint for steam under the contract. In discovery Panda has alleged damages of as much as $30 million. On October 27, 1998, Panda-Rosemary, L.P. and Panda Energy Corporation sued WestPoint, Bibb and Dan River (as alleged successor to Bibb), making essentially the same allegations, in the County Court at Law No. Two, Dallas County, Texas.

     WestPoint is currently purchasing steam from the cogeneration facility and Panda is accepting WestPoint's payments of the contract price for the steam. The Company and WestPoint are cooperating fully in the defense of this matter. The Company believes that Panda's position is without merit and intends, in cooperation with WestPoint, to vigorously defend the lawsuit. There can be no assurance, however, that the Company and WestPoint will prevail or that the Company will not suffer a judgment against it in an amount which would have a material adverse effect on its results of operation or financial condition. The Company has notified its insurance carrier concerning this litigation, but its carrier has not yet taken a position as to coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 14, 1998, a special meeting of shareholders was convened for the purpose of considering a proposal to approve the Agreement and Plan of Merger dated as of June 28, 1998, as amended, between Dan River and Bibb and the issuance of shares of Dan River Class A Common Stock in connection therewith. The proposal was approved with 22,535,645 votes cast in favor of the proposal, 26,900 votes cast against the proposal, and 4,483 abstentions.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of Dan River, who are elected by the Board of Directors and hold office generally until the next annual meeting of the Board or until their successors are elected and qualified:

                   NAME                     AGE         POSITION WITH DAN RIVER
                   ----                     ---         -----------------------
Joseph L. Lanier, Jr. ....................  67    Chairman, Chief Executive Officer
                                                  and Director
Richard L. Williams.......................  65    President, Chief Operating Officer
                                                  and Director
Barry F. Shea.............................  50    Executive Vice President -- Chief
                                                  Financial Officer
Gregory R. Boozer.........................  43    Executive Vice President --
                                                  Manufacturing
Scott D. Batson...........................  42    Vice President -- Finance
Anthony J. Bender.........................  41    Vice President -- Information
                                                  Systems
Joseph C. Bouknight.......................  46    Vice President -- Human Resources
Harry L. Goodrich.........................  48    Vice President, Secretary and
                                                  General Counsel
George R. Herron..........................  58    Vice President -- Cotton
                                                  Procurement
Larry W. Van de Visser....................  62    Vice President -- Administration
Gary D. Waldman...........................  42    Controller

     Joseph L. Lanier, Jr. has been Chairman of the Board of Directors and Chief Executive Officer of Dan River or Braelan Corp. (the "Predecessor") since 1989. Mr. Lanier is also a director of SunTrust Bank, Inc. (a bank holding company), Flowers Industries, Inc. (a food company), Torchmark Corporation (an insurance company), Dimon Incorporated (a tobacco products company) and Waddell & Reed Financial, Inc., a mutual fund company.

     Richard L. Williams has been a director and President and Chief Operating Officer of Dan River or the Predecessor since 1989.

     Barry F. Shea was Vice President -- Finance, Chief Financial Officer and Assistant Secretary of Dan River or the Predecessor from 1989 until 1996 and was Vice President -- Chief Financial Officer from 1996 until October 1998, when he was elected Executive Vice President -- Chief Financial Officer.

     Gregory R. Boozer was Vice President -- Manufacturing Services of Dan River from 1989 until October 1998, when he was elected Executive Vice
President -- Manufacturing.

     Scott D. Batson has been Vice President -- Finance of Dan River since 1995 and was Director of Finance from 1990 to 1995. Mr. Batson was also Treasurer of the Predecessor from 1990 to 1995.

     Anthony J. Bender has been Vice President -- Information Systems of Dan River since 1995. Mr. Bender was Director of Systems Development of Springs Industries, Inc. (a manufacturer and distributor of textile products) from 1993 until 1995.

     Joseph C. Bouknight has been Vice President -- Human Resources of Dan River since January 25, 1999. Mr. Bouknight was Staff Vice President -- Organization Effectiveness with Sonoco Products Company from 1994 until 1999. Prior to that he served as Director of International Human Resources from 1992 until 1994.

     Harry L. Goodrich has been Secretary and General Counsel of Dan River or the Predecessor since 1989 and has been Vice President of Dan River since 1995.

     George R. Herron has been Vice President -- Cotton Procurement of Dan River since 1987.

     Larry W. Van de Visser was Controller of Dan River from 1990 until 1995 and Vice President -- Controller of Dan River from 1995 to 1996. He has been Vice President -- Administration of Dan River since 1996.

     Gary D. Waldman has been Controller of Dan River since 1996. He was Assistant Controller of Dan River from 1992 until 1996, and Director of Taxes from 1990 until 1992.

     Other significant employees of the Company are Robert E. Major, James E. Martin and Thomas L. Muscalino.

     Mr. Major has headed the Company's Engineered Products operations since 1987. He is 56 years old.

     Mr. Martin has headed Dan River's Apparel Fabrics operations since 1990. He is 49 years old.

     Mr. Muscalino has headed the Company's Home Fashions operations since 1993. He is 48 years old.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company was privately held until the completion of its initial public offering on November 20, 1997, at which time its Class A Common Stock was listed on the New York Stock Exchange (the "NYSE") under the symbol "DRF." There is no established trading market for the Class B Common Stock. On March 1, 1999, there were approximately 130 holders of record of the Company's Class A Common Stock and eight holders of record of the Company's Class B Common Stock.

     The Company has paid no cash dividends during its two most recent fiscal years and has no present intention to commence paying such dividends.

     The following table sets forth for the calendar quarter indicated the high and low closing prices per share of Dan River Class A Common Stock as reported in composite trading on the NYSE.

                                                               HIGH     LOW
                                                               ----     ---
1997:
Fourth Quarter(1)...........................................  $16.56   $15.00
1998:
First Quarter...............................................  $19.00   $14.75
Second Quarter..............................................  $21.13   $16.75
Third Quarter...............................................  $18.13   $10.63
Fourth Quarter..............................................  $11.75   $ 8.13

---------------

(1) Prior to November 20, 1997, the date of completion of Dan River's initial public offering of its Class A Common Stock, there was no established public market for the Dan River Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                        FISCAL YEARS
                                            --------------------------------------------------------------------
                                              1998         1997(1)          1996           1995           1994
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales............................       $517,443       $476,448       $379,567       $384,801       $371,534
Cost of sales........................        406,619        372,165        307,383        306,879        297,460
Gross profit.........................        110,824        104,283         72,184         77,922         74,074
Selling, general and administrative
  expenses...........................         58,410         54,231         45,673         44,860         43,908
Amortization of goodwill.............            589             --             --             --             --
Other operating costs, net(2)........          5,347          7,012           (428)         8,972          1,534
Operating income.....................         46,478         43,040         26,939         24,090         28,632
Other income (expense), net..........            334           (290)           485            241            144
Interest expense.....................         18,713         21,135         18,168         21,941         20,419
Income before extraordinary item.....         17,101         13,264          5,686            258          3,525
Extraordinary item...................           (405)          (243)            --             --             --
Net income...........................         16,696         13,021          5,686            258          3,525
Earnings per share -- basic:
    Income before extraordinary
      item...........................           0.86           0.90           0.40           0.02           0.31
    Net income per share -- basic....           0.84           0.89           0.40           0.02           0.31
Earnings per share -- diluted:
    Income before extraordinary
      item...........................           0.85           0.89           0.40           0.02           0.31
    Net income per
      share -- diluted...............           0.83           0.88           0.40           0.02           0.31
BALANCE SHEET DATA
  (AT END OF FISCAL YEAR):
Working capital......................       $221,854       $123,604       $ 93,291       $109,763       $103,973
Total assets.........................        720,210        392,295        321,050        330,944        329,902
Convertible junior subordinated
  notes..............................             --             --             --             --         25,220
Total debt, including current
  maturities.........................        354,268        143,756        169,468        179,703        196,436
Common stock subject to put rights...             --             --          9,726          7,000          7,000
Shareholders' equity.................        258,774        165,830         77,898         73,702         46,810
Common shares outstanding............         23,219         18,841         14,155         14,155         11,375
OTHER FINANCIAL DATA:
Depreciation and amortization of
    property, plant and equipment....       $ 30,220       $ 27,508       $ 20,795       $ 19,537       $ 18,187
Capital expenditures in cash.........         39,454         24,231         27,582         24,316         24,793

---------------
(1) Fiscal year 1997 represents a 53-week period. All other fiscal years presented represent a 52-week period.
(2) Other Operating Costs, Net includes various non-recurring charges and credits, the most significant of which relate to fixed asset writedowns, plant closure costs and a discontinued product line. See Note 7 to the Consolidated Financial Statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company's primary strategy is to expand its Home Fashions business both internally and through acquisitions as well as to maintain its niche position as a leading producer of light weight yarn-dyed Apparel Fabrics. The Company also continues to implement cost reductions, which it believes are critical in order to remain competitive in the global marketplace.

     Fiscal 1998 was a year of transition for the Company. As the year began, the Company's two operating divisions, Home Fashions and Apparel Fabrics, each generated approximately half of the Company's net sales.

By the end of fiscal 1998, due to the Bibb acquisition in October 1998, the Company's Home Fashions division was generating approximately two-thirds of the Company's net sales. The Company believes that the Bibb acquisition has made it more attractive to its Home Fashions customers, who need large suppliers to satisfy their requirements. The Bibb acquisition also gave the Company needed capacity and thus reduced its dependence on outside suppliers and expanded the Company's product categories to include juvenile products and products for the hospitality and health care markets.

     During the first half of fiscal 1998, the Company experienced strong demand for its Home Fashions products, particularly its Bed-in-a-Bag(R) bed ensembles, as result of new program rollouts at mass merchandise retailers. In order to meet demand for these products, it was necessary to outsource some of the production, which led to higher costs and negatively impacted profit margins for the Home Fashions segment in fiscal 1998. This situation persisted throughout fiscal 1998. As a result of the Bibb acquisition and the purchase of a cut and sew facility in Morven, North Carolina, the Company now has increased capacity and, consequently, even if strong demand for Home Fashions products continues during fiscal 1999, the Company expects to be less dependent on outsourcing.

     Historically, the Company's Apparel Fabrics operations have been more sensitive to downturns within the textile industry generally and, as a result, Apparel Fabrics' contribution to operating income has been significantly less than, and has tended to fluctuate more than, Home Fashions products' contribution to operating income. In recent years the Company has taken several steps to improve the performance of its Apparel Fabrics operations, including the replacement of older manufacturing equipment and the closure and consolidation of certain facilities. Most significantly, in February 1997, the Company acquired Cherokee, which almost doubled the size of the Company's Apparel Fabrics operations. For the fiscal year ended September 1996, the last full fiscal year prior to the acquisition by the Company, Cherokee had net sales of $105 million compared to the Company's net sales of $136 million attributable to Apparel Fabrics for fiscal 1996.

     At the time of the Cherokee acquisition, the Company and Cherokee each operated two Apparel Fabrics weaving plants, offered very similar product lines (that could be manufactured in any of the four plants) and had substantially the same customers. As a result, the acquisition of Cherokee enabled the Company to achieve certain synergies by eliminating duplicative selling, general and administrative expenses and, most importantly, by increasing volumes and capacity utilization while reducing fixed manufacturing costs through the consolidation of Cherokee's and the Company's Apparel Fabrics weaving operations. Accordingly, the Company closed its Riverside Apparel Fabrics weaving plant (which was the least efficient of its Apparel Fabrics plants) at the end of fiscal 1997.

     Initially, the Cherokee acquisition and the closure of the Riverside plant led to increased volumes and capacity utilization with a concurrent reduction of fixed manufacturing costs. This improved the operating margin of the Apparel Fabrics segment during the first half of fiscal 1998. However, the Apparel Fabrics segment was adversely impacted during the latter half of the year as Asian imports of garments and fabrics started to negatively impact demand for the Company's Apparel Fabrics. In response, the Company first reduced operating schedules at its three remaining Apparel Fabrics plants and then closed its Spindale, North Carolina plant in January 1999, permanently reducing its Apparel Fabrics manufacturing capacity. In connection with the closure of its Riverside and Spindale plants, the Company incurred pre-tax charges of $7.6 million ($4.7 million after tax; $0.32 per share) and $5.7 million ($3.5 million after tax; $0.18 per share) in fiscal 1997 and fiscal 1998, respectively. The Company believes that the closure of these plants will better align the Company's Apparel Fabrics manufacturing capacity with expected future demand.

     In March 1999, the Company and Grupo Industrial Zaga, a Mexican textile and apparel company, entered into a letter of intent, wherein they agreed, subject to negotiation and approval of a definitive stockholders' agreement and other customary conditions, to form a jointly owned company to build and operate a manufacturing plant in Mexico for the production of light weight yarn-dyed Apparel Fabrics. The parties intend that the new plant will be operational during the fourth quarter of fiscal 2000.

     As the Company moves into fiscal 1999, its performance will be affected by many factors, but the Company believes the most important factor will be the level of demand for its Apparel Fabrics and its ability to integrate Bibb and realize the costs savings that are expected as a result of the acquisition. Other factors will be continued strong demand for its Home Fashions Products and the stability of raw material prices, which are currently at historically low levels.

PERFORMANCE BY SEGMENT

     The Company operates in three industry segments: products for the Home Fashions markets, products for the Apparel Fabrics markets, and Engineered Products for the industrial markets. The following table sets forth certain information about segment results for the fiscal years ended January 2, 1999 (fiscal 1998), January 3, 1998 (fiscal 1997), and December 28, 1996 (fiscal
1996).

                                                      FISCAL 1998   FISCAL 1997   FISCAL 1996
                                                      -----------   -----------   -----------
NET SALES
  Home Fashions.....................................   $321,807      $255,766      $243,142
  Apparel Fabrics...................................    186,491       220,682       136,425
  Engineered Products...............................      9,145            --            --
                                                       --------      --------      --------
          Total.....................................   $517,443      $476,448      $379,567
                                                       ========      ========      ========
OPERATING INCOME
  Home Fashions.....................................   $ 33,848      $ 32,468      $ 28,970
  Apparel Fabrics...................................     23,656        23,446         3,688
  Engineered Products...............................        169            --            --
                                                       --------      --------      --------
          Total segment operating income............     57,673        55,914        32,658
  Corporate items not allocated to segments:
     Amortization of goodwill.......................       (589)           --            --
     Other operating costs, net.....................     (5,347)       (7,012)          428
     Other expenses not allocated to segments.......     (5,259)       (5,862)       (6,147)
                                                       --------      --------      --------
          Total operating income....................   $ 46,478      $ 43,040      $ 26,939
                                                       ========      ========      ========

RESULTS OF OPERATIONS

COMPARISON OF 52 WEEKS ENDED JANUARY 2, 1999 ("FISCAL 1998") TO 53 WEEKS ENDED JANUARY 3, 1998 ("FISCAL 1997")

  NET SALES

     Net sales for fiscal 1998 were $517.4 million, an increase of $41.0 million or 8.6% from net sales of $476.4 million for fiscal 1997.

  Home Fashions

     Net sales of Home Fashions Products for fiscal 1998 were $321.8 million, up $66.0 million or 25.8% from net sales of $255.8 million for fiscal 1997. The acquisition of Bibb in October 1998 contributed $38.3 million of this increase. The remainder of the increase was primarily attributable to higher sales of bed ensembles, which were up $60.7 million over fiscal 1997 sales, offset by lower sales of individually packaged sheets and sales of greige goods (unfinished sheeting) which, were down $29.1 million from fiscal 1997 sales.

  Apparel Fabrics

     Net sales of Apparel Fabrics in fiscal 1998 were $186.5 million, down $34.2 million or 15.5% from net sales of $220.7 million for fiscal 1997. Of this decrease, $12.2 million was attributable to the sale of a polypropylene yarn spinning plant in December 1997 and the Company's exit from a commission dyeing arrangement during the year. The remainder of the decrease reflected lower sales throughout most product categories, including the segments' largest product category, shirting products, in which sales declined $12.1 million, or approximately 10% from fiscal 1997 sales.

  Engineered Products

     Net sales of Engineered Products for the period from October 14, 1998 (the date the segment was acquired as a result of the Bibb acquisition) until the end of fiscal 1998 were $9.1 million.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for fiscal 1998 were $58.4 million (11.3% of net sales), an increase of $4.2 million or 7.7% from $54.2 million (11.4% of net sales) for fiscal 1997. The increase was primarily attributable to incremental expenses resulting from the acquisition of Bibb (approximately $3.3 million), higher spending in the information systems area ($1.0 million) and an increase in group insurance costs ($0.4 million), offset by lower incentive compensation ($0.4 million).

  OPERATING INCOME

     Total operating income for fiscal 1998 was $46.5 million (9.0% of net sales) compared to $43.0 million (9.0% of net sales) for fiscal 1997.

  Home Fashions

     Operating income for the Home Fashions segment was $33.8 million in fiscal 1998. This compares to operating income of $32.5 million for the segment in fiscal 1997. The increase was due to the acquisition of Bibb in October 1998, which added $4.0 million of operating income. Excluding Bibb, operating income would have declined $2.6 million or 8.0% from operating income for fiscal 1997. In spite of higher sales and lower raw material costs during fiscal 1997, operating income for the segment (excluding Bibb) declined due to higher production costs associated with the use of outside contractors to meet increased demand levels, a competitive pricing environment which led to lower prices for Home Fashions Products, and a less favorable product mix.

  Apparel Fabrics

     Operating income for the Apparel Fabrics segment was $23.7 million for fiscal 1998 as compared to $23.4 million of operating income for fiscal 1997. Operating income for the segment was approximately even with operating income for fiscal 1997 despite a $34.2 million sales decline. This relatively high level of operating income in relation to net sales was due to lower production costs as a result of the acquisition of Cherokee in February 1997 and the subsequent closure of the Company's Riverside Apparel Fabrics weaving plant (which resulted in increased plant utilization and reduced unit costs), and lower raw material costs during fiscal 1998. Segment operating income does not reflect the amounts reported as one-time charges under "Other Operating Costs, Net" for the closure of the Apparel Fabrics segment's Riverside and Spindale weaving mills.

  Engineered Products

     The Engineered Products segment generated $0.2 million in operating income in the 11 weeks since the business was acquired by the Company from Bibb in October 1998.

  Corporate Items

     Amortization of goodwill was $0.6 million for fiscal 1998 and was entirely attributable to goodwill resulting from the acquisition of Bibb.

     Other operating costs, net totaled $5.3 million in fiscal 1998 and consisted of (i) a $5.7 million charge resulting from the Company's decision to close its apparel fabrics weaving facility in Spindale, North Carolina, and (ii) a $0.4 million gain realized from the early termination of a lease. The charge for the Spindale facility closure included a $5.4 million non-cash write-down of assets, and $0.3 million for severance and other benefits associated with the termination of approximately 130 employees. The Company began phasing out production at the Spindale facility in the fourth quarter of fiscal 1998. By the end of January 1999 all production had ceased and the termination of affected employees had been completed. Substantially all of the related severance and benefit costs will be paid out during fiscal 1999.

     Other operating costs, net for fiscal 1997 totaled $7.0 million and consisted of (i) a $7.6 charge relating to the closure of the Company's Riverside apparel fabrics weaving facilities, and (ii) a $0.6 gain from the sale of a yarn mill in Wetumpka, Alabama.

     The charge for the Riverside facilities closure included a $4.2 million non-cash write-down of assets, and $0.3 million for severance and other benefits associated with the termination of approximately 200 employees. The remainder of the charge ($3.1 million) related principally to estimated expenditures required for demolition of the buildings and environmental expense (principally asbestos removal). By the end of fiscal 1997, operations at the facilities had ceased, the termination of affected employees had been completed, and most salvageable equipment had either been sold or was in the process of being moved to other facilities. During fiscal 1998 the Company entered into a contract with a third party for asbestos removal and demolition of the first of the two mill buildings. Shortly after work on the project commenced, the Company agreed to suspend work on the demolition at the request of state and local historical organizations who are exploring alternative uses for the property and have the support of various government agencies and officials. Proposed alternatives include donation of the property to a nonprofit organization or trust for future renovation and development. As of January 2, 1999, (i) $0.5 million had been spent on, and $2.6 million remained in reserve for, asbestos removal and demolition and (ii) $0.2 had been spent on, and $0.1 million remained in reserve for, severance and benefits. There is considerable uncertainty as to whether the buildings will be donated or whether they will be demolished. Regardless of whether the property is donated, the Company is committed to pay an additional $600,000 on the third party demolition contract. If the Company donates the property, it will reverse any remaining reserves relating to Riverside, which would result in a pre-tax gain of approximately $2,100,000. In addition, donation of the property could result in federal and state income tax benefits. Also at January 2, 1999 $0.6 million remained in a reserve established in fiscal 1995 for removal of asbestos and equipment from an idle building which is located in the same historic district as the Riverside facilities. Work on this project was suspended for a period of time while the Virginia Department of Transportation considered various sites for relocating a bridge, one of which would have resulted in the condemnation of the property. The asbestos and equipment removal is currently on hold pending other decisions concerning the historic district.

     As noted above, the Company realized a $0.6 million gain on the sale of its Wetumpka yarn mill in fiscal 1997. Wetumpka was a plant devoted primarily to the manufacture of polypropylene yarn for one customer pursuant to a long-term contract. The customer decided to exit the business and since the conversion of the plant to support other businesses was not cost effective, the Company decided to sell the plant. During fiscal 1997 and 1996, sales attributable to yarn manufactured at the plant ranged from $5 million to $7 million annually, and it operated at a break-even level.

     Other expenses not allocated to the Company's business segments totaled $5.3 million in fiscal 1998 compared to $5.9 million in fiscal 1997 and consisted primarily of depreciation on the write-up of the Company's fixed assets from when it was acquired in 1989. Most of the write-up will become fully depreciated in the fourth quarter of fiscal 1999.

  INTEREST EXPENSE

     Interest expense for fiscal 1998 was $18.7 million, down $2.4 million or 11.4% from $21.1 million in fiscal 1997. The decline in interest expense was due to lower debt levels during fiscal 1998 as a result of debt repayments made with the proceeds from the Company's initial public offering in November 1997 and lower interest rates. Debt levels increased by $211 million at the end of fiscal 1998 as a result of higher levels of working capital and the acquisition of Bibb. In connection with that acquisition, the Company refinanced its bank debt, and therefore it will be subject to both higher average outstanding debt and interest rates in fiscal 1999.

  INCOME TAX PROVISION

     The income tax provision was $11.0 million (39.1% of pre-tax income) for fiscal 1998, compared to $8.4 million (38.6% of pre-tax income) for fiscal 1997. The slightly higher effective tax rate in fiscal 1998 was caused by nondeductible goodwill amortization.

  NET INCOME AND EARNINGS PER SHARE

     Net Income for fiscal 1998 was $16.7 million or $0.83 per share (diluted), in comparison with $13.0 million, or $0.88 per share (diluted) for the fiscal 1997. Fiscal 1998 included a charge of $3.5 million after tax ($0.18 per share) for the closure of the Spindale Apparel Fabrics weaving plant and an extraordinary loss of $0.4 million ($0.02 per share) from the refinancing of outstanding bank debt as a result of the Bibb acquisition. Fiscal 1997 included a net charge of $4.3 million after tax ($0.29 per share) for the closure of the Riverside apparel fabrics weaving plant offset by the gain on the sale of Wetumpka, and an extraordinary loss of $0.2 million ($0.01 per share) associated with the early retirement of debt from the proceeds of the Company's initial public offering.

COMPARISON OF 53 WEEKS ENDED JANUARY 3, 1998 ("FISCAL 1997") TO 52 WEEKS ENDED DECEMBER 28, 1996 ("FISCAL 1996").

  NET SALES

     Net sales for fiscal 1997 were $476.4 million, an increase of $96.9 million or 25.5% compared to net sales of $379.6 million for fiscal 1996.

  Home Fashions

     Net sales of Home Fashions Products for fiscal 1997 were $255.8 million, up $12.6 million or 5.2% from fiscal 1996 during which net sales were $243.1 million. The sales increase was due to higher unit volume of bed ensembles and higher average pricing which reflected the increased sales of ensembles.

  Apparel Fabrics

     Net sales of Apparel Fabrics in fiscal 1997 were $220.7 million, an increase of $84.3 million or 61.8% compared to net sales of $136.4 million in fiscal 1996. The increase in net sales of Apparel Fabrics resulted primarily from the acquisition of Cherokee which was consummated on February 3, 1997. Apparel Fabrics unit volumes were up significantly as a result of the acquisition, offset somewhat by lower average pricing reflecting a sales mix that included a higher proportion of lower priced greige (unfinished) fabrics that were sold to the converter trade (purchasers of unfinished fabrics who contract the finishing to third parties) and higher commission finishing sales.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for fiscal 1997 were $54.2 million (11.4% of net sales) an increase of $8.6 million or 18.7% from $45.7 million (12.0% of net sales) for fiscal 1996. The increase was primarily caused by higher incentive compensation expense (approximately $3.3 million), incremental selling and administrative expenses resulting from the acquisition of Cherokee (approximately $2.3 million), and increased product design and rollout costs associated with the introduction of the "Nautica" brand of Home Fashions Products ($1.6 million).

  OPERATING INCOME

     Operating income for fiscal 1997 was $43.0 million (9.0% of net sales), an increase of $16.1 million or 59.8% from $26.9 million (7.1% of net sales) for fiscal 1996.

  Home Fashions

     Operating income for the Home Fashions segment was $32.5 million in fiscal 1997 compared to $29.0 million for fiscal 1996. This increase ($3.5 million or 12.1%) was due primarily to higher unit volumes and lower raw material prices during the year offset somewhat by increased selling expenses in connection with the introduction of the "Nautica" brand of Home Fashions Products.

  Apparel Fabrics

     Operating income for the Apparel Fabrics segment was $23.4 million for fiscal 1997 compared to $3.7 million for fiscal 1996. The $19.7 million increase was due to the increased volumes as a result of the Cherokee acquisition, increased plant utilization and reduced unit costs as a result of the integration of Cherokee and lower raw material prices. Segment operating income does not reflect the one-time charge included under "Other Operating Costs, Net" in 1997 for the closure of the Apparel Fabrics segment's Riverside weaving mill.

  Corporate Items

     Other operating costs, net for fiscal 1997 (discussed in detail above) totaled $7.0 million and consisted of a $7.6 charge relating to the closure of the Company's Riverside Apparel Fabrics weaving facilities, and a $0.6 gain from the sale of a yarn mill in Wetumpka, Alabama.

     In 1996, the Company recorded a $1.3 million gain due to a better than anticipated recovery on idle equipment and other assets that had been written down in 1995 in connection with the Company's decision to discontinue one of its Apparel Fabrics product lines. In addition, the Company reversed $0.1 million of a cash charge recorded in fiscal 1995 relating to the relocation of its marketing headquarters, primarily due to the early buyout of the existing lease. These gains were offset in part by a $0.9 million cash charge relating to the satisfaction of lease obligations on idled equipment. The Company satisfied $0.4 million of the lease obligation in fiscal 1996, and the remainder was satisfied in the first quarter of fiscal 1997.

     Other expenses not allocated to the Company's business segments totaled $5.9 million in fiscal 1997 compared to $6.1 million in fiscal 1996, and consist primarily of depreciation on the write-up of the Company's fixed assets from when it was acquired in 1989.

  INTEREST EXPENSE

     Interest expense was $21.1 million for fiscal 1997, an increase of $3.0 million or 16.3% from $18.2 million for fiscal 1996. The increase in interest expense was due to higher debt levels for most of fiscal 1997 arising from the acquisition of Cherokee in February 1997, offset somewhat by lower average interest rates. The Company completed its initial public offering of its stock on November 20, 1997 raising $64.5 million in net proceeds for the Company, all of which was used to reduce outstanding debt.

  INCOME TAX PROVISION

     The income tax provision was $8.4 million (38.6% of pre-tax income) for fiscal 1997, compared to $3.6 million (38.6% of pre-tax income) for fiscal 1996.

  NET INCOME AND EARNINGS PER SHARE

     Net income for fiscal 1997 was $13.0 million or $0.88 per share (diluted) on 14.8 million shares outstanding, compared to $5.7 million or $0.40 per share (diluted) for fiscal 1996 on 14.2 million shares outstanding. Fiscal 1997 included a net charge of $4.3 million after tax ($0.29 per share) for the closure of the Riverside Apparel Fabrics weaving plant offset by the gain on the sale of Wetumpka, and an extraordinary loss of $0.2 million ($0.01 per share) associated with the early retirement of debt from the proceeds of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     The Company relies on internally generated cash flow, supplemented by borrowings under its Working Capital Facility (as defined herein) to meet its working capital needs, capital improvements and debt service requirements. The Company's total debt to total capital ratio at January 2, 1999 was 57.8%.

  WORKING CAPITAL

     The Company's operations are working capital intensive. The Company's operating working capital (accounts receivable and inventories less accounts payable and accrued expenses) typically increases or decreases in relation to sales and operating activity levels.

     Operating working capital used $46.3 million of cash during fiscal 1998 reflecting increased sales activity and the payment of Bibb's vendors whom were not current. Net income plus noncash expense items (net) provided $57.9 million in cash during the year, which provided funding for $48.0 million used by changes in operating assets and liabilities. Those changes were the $46.3 million increase in working capital mentioned above, an increase of $1.3 million in prepaid expenses and other assets, and a $0.4 million decrease in other liabilities. As a result, net cash of $9.9 million was provided by operating activities in fiscal 1998.

     Excluding the initial impact of the Cherokee acquisition, operating working capital increased $3.7 million (4.2%) during fiscal 1997 reflecting increased sales activity. Net income plus noncash expense items (net) provided $49.4 million in cash during the year, which provided funding for $4.7 million used by changes in operating assets and liabilities. Those changes were a $2.7 million increase in prepaid expenses and other assets, a $1.6 million decrease in other liabilities, as well as the $3.7 million increase in operating working capital mentioned above. As a result, net cash of $44.6 million was provided by operating activities in fiscal 1997.

     Operating working capital decreased $17.3 million (16.7%) during fiscal 1996 reflecting improved inventory management and to a lesser extent the 1.4% decrease in net sales from fiscal 1995. Net income plus noncash expense items
(net) provided $28.4 million in cash during the year. Additionally, cash was provided by a $16.7 million reduction in operating assets and liabilities, principally from the reduction in operating working capital mentioned here. Accordingly, net cash of $45.1 million was generated from operating activities in fiscal 1996.

     In connection with purchasing cotton for anticipated manufacturing requirements, the Company may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. The Company generally covers open order requirements, which average approximately three months of production, through direct purchase and hedging transactions, and it may shorten or lengthen that period in accordance with its perception of the direction of cotton prices. Futures and option contracts are accounted for as hedges and, accordingly, gains or losses are deferred and reflected in cost of sales as an element of the cost of the finished product. Gains and losses related to hedging activity during the three year period ended January 2, 1999 were not material to the Company's results of operations. There were no material cotton futures or options contracts outstanding at January 2, 1999 or January 3, 1998.

  CREDIT FACILITIES AND VENDOR FINANCING

     On October 14, 1998, in order to finance the Bibb acquisition, the Company replaced its $90.0 million revolving credit facility with a new $275 million Credit Agreement ("Agreement"). The Agreement consists of a $125 million amortizing term loan ("Term Loan") and a $150 million non-amortizing revolving working capital credit line ("Working Capital Facility"). The Agreement is secured by the Company's accounts receivable and inventories.

     The borrowings under the Agreement bear interest at a Base Rate plus applicable percentage, as defined (7.875% as of February 23, 1999) or LIBOR plus applicable percentage, as defined (6.375% as of February 23, 1999) for periods of one, two, three or six months, at the Company's option. The Term Loan was fully borrowed at inception and has required principal amortization in the amounts of $20 million, $23 million, $40 million, and $42 million in fiscal years 2000, 2001, 2002, and 2003, respectively, with a final maturity of September 30, 2003. The Working Capital Facility is non-amortizing with any borrowings outstanding due at final maturity September 30, 2003. At January 2, 1999, the Company had aggregate borrowings of $91.5 million and $2.0 million in letters of credit outstanding under the Working Capital Facility and had $56.5 million unused and available for borrowing.

     The Agreement contains certain covenants including the maintenance of a certain interest coverage ratio and maximum debt levels and limitations on mergers and consolidations, affiliated transactions, incurring liens, disposing of assets and limitations on investments. An event of default under the Agreement includes Change of Control (as defined) as well as non-compliance with certain other provisions.

  ACQUISITIONS

     In February 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Cherokee for an aggregate purchase price of $65 million. Cherokee was a supplier of yarn-dyed fabrics to men's and women's shirting manufacturers and of sportswear fabrics to the converting trade, and was the Company's primary competitor for these fabrics. The Company financed the purchase price with borrowings under its old revolving credit facility (which was refinanced in connection with the Bibb acquisition). In connection with the acquisition, the Company also assumed $0.6 million of Cherokee debt.

     In October 1998, the Company purchased all of the outstanding capital stock of Bibb (through a merger transaction) for an aggregate purchase price of $240 million. Bibb, founded in 1876, was a leading domestic manufacturer of home fashions products. The purchase price for the Bibb acquisition consisted of $86 million of cash and 4,361,000 shares of the Company's Class A Common Stock. The Company funded the cash portion of the purchase price with borrowings under the Working Capital Facility. In connection with the acquisition, the Company also assumed or repaid an aggregate of $95 million of Bibb debt. The portion of Bibb debt repaid was funded with borrowings under the Working Capital Facility.

  CAPITAL IMPROVEMENTS

     The Company made capital expenditures aggregating $39.5 million, $24.2 million and $27.6 million in fiscal 1998, 1997 and 1996, respectively. The Company anticipates capital expenditures in the range of $40 million to $60 million in fiscal 1999, which will be used primarily for cutting and sewing, greige fabric manufacturing, information systems and other facility modernizations.

     Rental expense for fiscal 1998, 1997 and 1996 was approximately $7.7 million, $7.4 million and $10.3 million, respectively, net of rental income on noncancellable leases and subleases of approximately $252,000, $34,000 and $76,000, respectively. At January 2, 1999, the Company's future minimum lease payments due under operating leases with noncancellable terms in excess of one year were as follows: 1999, $7.6 million; 2000, $6.1 million; 2001, $3.7 million: 2002 and later, $19.3 million.

RISK MANAGEMENT

  INTEREST RATE RISK

     The Company has exposure to floating interest rates through its borrowings under the Credit Agreement. At this time it has chosen not to hedge those borrowings. Therefore, interest expense will fluctuate with changes in LIBOR and Reference Rates (prime). As of January 2, 1999 a 10% increase in interest rates in effect on borrowings under the Credit Agreement would increase interest expense by $1.4 million on an annual basis.

  COMMODITY PRICE RISK

     The Company uses many types of fiber, both natural and man-made, in the manufacture of its textile products. The company believes that future price levels of all fibers will depend primarily upon supply and demand conditions, weather conditions, general inflation and domestic and foreign governmental regulations and agricultural programs. The Company manages its exposure to changes in commodity prices primarily through its procurement practices.

     The Company enters into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If the Company had a net cash settlement of its open firm commitment cotton contracts at January 2, 1999, and market prices of contracted cotton decreased by 10%, the Company would be required to pay a net settlement provision of approximately $2.9 million.

  IMPACT OF YEAR 2000

     Much attention has been given to a serious problem that exists in many computer programs in use today, a problem that arose from the earliest days of computing when systems had very limited memory storage capacities. To save space and data entry time, only the last two digits of a year were used when performing date calculations and, consequently, these systems may not be able to properly recognize dates beginning with the year 2000. The failure of a computer system to accurately recognize the year 2000 could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Like most owners of computer software, the Company is replacing or modifying a significant portion of its computer software to handle the Year 2000 problem. This includes business applications and embedded systems such as manufacturing equipment, voice and data communications and Enterprise Resource Planning ("ERP") systems. Through fiscal 1998, the Company had spent approximately $7.0 million, and expects to spend approximately $10 million in fiscal 1999, in connection with modifying its computer information systems to ensure the proper processing of transactions relating to Year 2000 and beyond. Most of these amounts are expenditures to implement certain new or improved systems which not only achieve Year 2000 compliance, but significantly improve and expand operational capabilities of certain of the Company's computer systems and, therefore, are being capitalized. Costs associated strictly with the Company's Year 2000 remediation program (excluding costs relating to capital improvements to systems that are not directly related to remediating Year 2000 problems in such systems) are being expensed as incurred. All amounts are being funded with cash from operations or borrowings under the Company's Credit Agreement. There can be no assurance that the cost of the Company's Year 2000 program will not materially exceed expectations.

     Specifically, the Company has successfully implemented SAP R.3 for corporate financial and material management systems which are Year 2000 compliant and are operational. It is installing the SAP R.3 Enterprise Resource Planning (ERP) System for its Home Fashions operations which is expected to be completed during the second quarter of fiscal 1999. Required modifications of the Apparel Fabrics ERP system (Datatex) for Year 2000 compliance were completed in December 1998 with integrated testing planned for the second quarter of fiscal 1999. Also, Bibb's systems are being converted to the Company's systems. The corporate systems of Bibb, i.e., financial, material management, etc. are expected to be converted to SAP R.3 during the second quarter of fiscal 1999, and the Home Fashions and Engineered Products businesses are expected to be converted to SAP R.3 ERP by the end of the third quarter of fiscal 1999.

     The Company is dependent upon the successful efforts of its customers and suppliers of goods, services and essential utilities to identify and remediate their Year 2000 problems and could be affected by the failure of one or more of these efforts. The Company has communicated with most of its major suppliers and customers. Efforts include the collection and evaluation of voluntary representations made or provided by those parties. Although the Company will continue to take reasonable care to gather information about external parties, such information is not always provided voluntarily, is not otherwise available, or may not be reliable. While the Company obtains its goods (including raw materials) and services from a number of suppliers and sells its products to a large number of customers, if a sufficient number of these suppliers or customers experience Year 2000 problems that prevent or substantially impair their ability to continue to transact business with the Company as they currently do, the Company would be required to find alternative suppliers and/or customers for its products. Any delay or inability in finding such alternatives could have a material adverse effect on the Company's results of operations, financial condition and cash flow.

     Based on analyses of its own systems and discussions with and surveys of its key vendors and customers, management currently believes that Company information systems affected by Year 2000 issues have been or will be timely identified and that its implementation plans will render all material systems Year 2000 compliant on a timely basis; however, should other entities upon whose systems the Company relies fail to properly address Year 2000 compliance issues, or should key resources required to achieve the initiatives described herein become unavailable or prove to be unreliable, the Company's effectiveness in achieving Year 2000 compliance could be delayed, which could have a material adverse effect on the Company's results of operations, financial condition and cash flow. The Company has begun the development of contingency plans and recovery procedures to deal with potential problems ranging from systems failure to failure of a utility or a supplier. The Company expects to finalize these contingency plans and procedures by July 1999. To the extent the Company experiences material Year 2000 problems and any such contingency plan is ineffective in remedying such problems, such Year 2000 problems could have a material adverse effect on the Company's results of operations, financial condition and cash flow.

FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements within the meaning of the Securities Act and the Exchange Act. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward looking statements. The words "believes," "expects," "intends," "estimates" or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could", are intended to identify forward-looking statements. Specific forward looking statements contained in this Annual Report include, among others, statements regarding expected cost savings in connection with the Bibb acquisition, estimated capital expenditures for fiscal 1999, the anticipated impact and cost of remediating Year 2000 problems, expected expenditures for environmental, health and safety law compliance and the anticipated outcome of pending environmental matters and litigation.

     With respect to forward-looking statements contained in this Annual Report, management has made assumptions regarding, among other things, the timing and cost of plant consolidations, the amount and timing of related severance expenses, the timing and level of anticipated operating efficiencies, the level of customer demand for the Company's products, the amount and timing of expected capital expenditures, the extent of the Company's and certain third parties' Year 2000 problems, the costs to remedy such problems and the impact of the failure to remedy such problems, the estimated cost of compliance with environmental, health and safety laws and the expected resolution of various pending environmental matters and litigation. There can be no assurance that the assumptions made by management are correct.

     The forward looking statements in this Annual Report are also subject to certain risks and uncertainties including, among others, that the Company's performance in future periods may be adversely impacted by the cyclical nature of the textile industry, intense competition within the textile industry, fluctuations in the price and availability of cotton and other raw materials, the inability of the Company to make capital improvements necessary to maintain competitiveness, possible adverse changes in governmental regulation regarding the import of cotton and textile products, difficulties in integrating acquired businesses and achieving cost savings, changes in environmental regulations, deterioration of relationships with or the loss of material customers and adverse changes in general market and industry conditions.

     Management believes that the forward looking statements in this Annual Report are reasonable; however, such statements are based on current expectations and undue reliance should not be placed on such statements. The Company undertakes no obligation to update publicly any forward-looking statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          CONSOLIDATED BALANCE SHEETS

                      JANUARY 2, 1999 AND JANUARY 3, 1998

                                                                       1998              1997
                                                                     ---------         ---------
                                                                     (IN THOUSANDS, EXCEPT SHARE
                                                                         AND PER SHARE DATA)
                                             ASSETS
Current assets:
     Cash and cash equivalents..............................         $  3,356          $  1,759
     Accounts receivable (less allowance of $10,020 and
       $6,230)..............................................           94,374            70,676
     Inventories............................................          175,045            92,376
     Prepaid expenses and other current assets..............           11,283             5,112
     Deferred income taxes..................................           20,653             7,628
                                                                     --------          --------
          Total current assets..............................          304,711           177,551
Property, plant and equipment:
     Land...................................................            8,063             6,296
     Building and improvements..............................           71,915            59,382
     Machinery and equipment................................          347,842           250,849
     Construction in progress...............................            9,951             5,467
                                                                     --------          --------
                                                                      437,771           321,994
     Less accumulated depreciation and amortization.........          141,131           113,866
                                                                     --------          --------
          Net property, plant and equipment.................          296,640           208,128
Goodwill....................................................          110,727                --
Other assets................................................            8,132             6,616
                                                                     --------          --------
                                                                     $720,210          $392,295
                                                                     ========          ========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt...................         $  2,329          $    301
     Accounts payable.......................................           33,825            27,933
     Accrued compensation and related benefits..............           27,219            16,661
     Other accrued expenses.................................           19,484             9,052
                                                                     --------          --------
          Total current liabilities.........................           82,857            53,947
Long-term debt..............................................          351,939           143,455
Deferred income taxes.......................................           15,126            20,182
Other liabilities...........................................           11,514             8,881
Shareholders' equity:
     Preferred stock, $.01 par value; authorized 50,000,000
       shares; no shares issued.............................               --                --
     Common stock, Class A, $.01 par value; authorized
       175,000,000 shares; issued and outstanding 21,157,198
       shares (16,778,472 shares at January 3, 1998)........              212               168
     Common stock, Class B, $.01 par value; authorized
       35,000,000 shares; issued and outstanding 2,062,070
       shares...............................................               21                21
     Common stock, Class C, $.01 par value; authorized
       5,000,000 shares; no shares outstanding..............               --                --
     Additional paid-in capital.............................          215,906           139,140
     Retained earnings......................................           42,635            26,501
                                                                     --------          --------
          Total shareholders' equity........................          258,774           165,830
                                                                     --------          --------
                                                                     $720,210          $392,295
                                                                     ========          ========

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME

       YEARS ENDED JANUARY 2 1999, JANUARY 3, 1998 AND DECEMBER 28, 1996

                                                             1998             1997             1996
                                                           --------         --------         --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.........................................         $517,443         $476,448         $379,567
Costs and expenses:
     Cost of sales................................          406,619          372,165          307,383
     Selling, general and administrative
       expenses...................................           58,410           54,231           45,673
     Amortization of goodwill.....................              589               --               --
     Other operating costs, net...................            5,347            7,012             (428)
                                                           --------         --------         --------
Operating income..................................           46,478           43,040           26,939
Other income (expense), net.......................              334             (290)             485
Interest expense..................................          (18,713)         (21,135)         (18,168)
                                                           --------         --------         --------
Income before income taxes and extraordinary
  item............................................           28,099           21,615            9,256
Provision for income taxes........................           10,998            8,351            3,570
                                                           --------         --------         --------
Income before extraordinary item..................           17,101           13,264            5,686
Extraordinary item, net of income taxes:
     Loss on early extinguishment of debt.........             (405)            (243)              --
                                                           --------         --------         --------
Net income........................................         $ 16,696         $ 13,021         $  5,686
                                                           ========         ========         ========
Earnings per share -- basic:
     Income before extraordinary item.............         $   0.86         $   0.90         $   0.40
     Extraordinary item...........................            (0.02)           (0.01)              --
                                                           --------         --------         --------
     Net income per share -- basic................         $   0.84         $   0.89         $   0.40
                                                           ========         ========         ========
Earnings per share -- diluted:
     Income before extraordinary item.............         $   0.85         $   0.89         $   0.40
     Extraordinary item...........................            (0.02)           (0.01)              --
                                                           --------         --------         --------
     Net income per share -- diluted..............         $   0.83         $   0.88         $   0.40
                                                           ========         ========         ========

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            CLASS A   CLASS B   CLASS C   ADDITIONAL               PENSION
                            COMMON    COMMON    COMMON     PAID-IN     RETAINED   LIABILITY
                             STOCK     STOCK     STOCK     CAPITAL     EARNINGS   ADJUSTMENT    TOTAL
                            -------   -------   -------   ----------   --------   ----------   --------
                                                          (IN THOUSANDS)
Balance at December 30,
  1995....................   $127      $  --     $ 14      $ 67,394    $ 8,012     $(1,845)    $ 73,702
     Net income...........     --         --       --            --      5,686          --        5,686
     Pension liability
       adjustment.........     --         --       --            --         --       1,236        1,236
     Change in common
       stock subject to
       put rights.........     --         --       --        (2,726)        --          --       (2,726)
                             ----      -----     ----      --------    -------     -------     --------
Balance at December 28,
  1996....................    127         --       14        64,668     13,698        (609)      77,898
     Net income...........     --         --       --            --     13,021          --       13,021
     Pension liability
       adjustment.........     --         --       --            --         --         609          609
     Initial public
       offering...........     41         21      (14)       64,436         --          --       64,484
     Termination of put
       rights.............     --         --       --         9,726         --          --        9,726
     Tax effect of stock
       options
       exercised..........     --         --       --           310         --          --          310
     Retirement of common
       stock..............     --         --       --            --       (218)         --         (218)
                             ----      -----     ----      --------    -------     -------     --------
Balance at January 3,
  1998....................    168         21       --       139,140     26,501          --      165,830
     Net income...........     --         --       --            --     16,696          --       16,696
     Stock issued for
       acquisition........     44         --       --        75,394         --          --       75,438
     Exercise of stock
       options............     --         --       --           544         --          --          544
     Tax effect of stock
       options
       exercised..........     --         --       --           828         --          --          828
     Retirement of common
       stock..............     --         --       --            --       (562)         --         (562)
                             ----      -----     ----      --------    -------     -------     --------
Balance at January 2,
  1999....................   $212      $  21     $ --      $215,906    $42,635     $    --     $258,774
                             ====      =====     ====      ========    =======     =======     ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       YEARS ENDED JANUARY 2, 1999, JANUARY 3 ,1998 AND DECEMBER 28, 1996

                                                         1998              1997             1996
                                                       ---------         --------         --------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
     Net income...............................         $  16,696         $ 13,021         $  5,686
          Adjustments to reconcile net income
            to net cash provided by operating
            activities:
               Noncash interest expense.......               772            1,359            1,166
               Depreciation and amortization
                 of property, plant and
                 equipment....................            30,220           27,508           20,795
               Amortization of goodwill.......               589               --               --
               Deferred income taxes..........             3,463              (59)           1,842
               Writedown/disposal of assets...             5,511            7,161           (1,129)
               Extraordinary loss on
                 extinguishment of debt.......               659              397               --
               Changes in operating assets and
                 liabilities, excluding
                 effects of business acquired:
                    Accounts receivable.......            13,704              473             (691)
                    Inventories...............           (27,391)          (8,790)          24,554
                    Prepaid expenses and other
                      assets..................            (1,291)          (2,701)            (396)
                    Accounts payable and
                      accrued expenses........           (32,653)           4,646           (6,555)
                    Other liabilities.........              (374)           1,632             (194)
                                                       ---------         --------         --------
                         Net cash provided by
                           operating
                           activities.........             9,905           44,647           45,078
                                                       ---------         --------         --------
Cash flows from investing activities:
          Capital expenditures................           (39,454)         (24,231)         (27,582)
          Proceeds from sale of assets........             2,803            4,005            2,385
          Acquisition of business.............          (164,605)         (64,583)              --
                                                       ---------         --------         --------
                         Net cash used by
                           investing
                           activities.........          (201,256)         (84,809)         (25,197)
                                                       ---------         --------         --------
Cash flows from financing activities:
          Payments of long-term debt..........           (41,054)         (89,177)         (18,566)
          Net proceeds from issuance of
            long-term debt....................           207,458           62,972           25,187
          Net borrowings (payments) -- working
            capital facility..................            26,000           (1,400)         (23,000)
          Proceeds from exercise of stock
            options...........................               544               --               --
          Net proceeds from issuance of common
            stock.............................                --           64,484               --
                                                       ---------         --------         --------
                         Net cash provided
                           (used) by financing
                           activities.........           192,948           36,879          (16,379)
                                                       ---------         --------         --------
Net increase (decrease) in cash and cash
  equivalents.................................             1,597           (3,283)           3,502
Cash and cash equivalents at beginning of
  year........................................             1,759            5,042            1,540
                                                       ---------         --------         --------
Cash and cash equivalents at end of year......         $   3,356         $  1,759         $  5,042
                                                       =========         ========         ========

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28, 1996

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Dan River Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany items have been eliminated in consolidation.

FISCAL YEAR

     The Company's fiscal year ends on the Saturday nearest to December 31. All references to 1998, 1997 and 1996 mean the 52 weeks ended January 2, 1999, 53 weeks ended January 3, 1998, and 52 weeks ended December 28, 1996, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

     All highly liquid cash investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories at January 2, 1999 and January 3, 1998, respectively, by component are as follows:

                                                         1998           1997
                                                       --------       --------
                                                           (IN THOUSANDS)
Finished goods.......................................  $ 60,914       $25,401
Work in process......................................    96,534        56,156
Raw materials........................................     4,007         2,429
Supplies.............................................    13,590         8,390
                                                       --------       -------
Total inventories....................................  $175,045       $92,376
                                                       ========       =======

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from 10 to 35 years for buildings and improvements, and 3 to 14 years for machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the lease term or estimated useful life, whichever is less. Machinery and equipment under capital leases with a book value totaling $14,100,000, net of amortization, is included in property, plant and equipment at January 2, 1999. There were no assets under capital lease at January 3, 1998 or December 28, 1996.

GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the acquisition of The Bibb Company on October 14, 1998 (Note 2). Goodwill is being amortized over forty years on the straight-line method. Accumulated amortization at January 2, 1999 was $589,000.

DEFERRED FINANCING FEES

     Debt financing fees are amortized over the term of the related debt.

REVENUE RECOGNITION

     The Company generally recognizes revenues from product sales when goods are shipped, at which time sales are final.

STOCK-BASED COMPENSATION

     The Company continues to follow the accounting method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and has presented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

INCOME TAXES

     Deferred income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

COTTON FUTURES CONTRACTS

     In connection with the purchasing of cotton for anticipated manufacturing requirements, the Company may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. These contracts are accounted for as hedges and, accordingly, gains or losses are deferred and reflected in cost of sales as an element of the cost of the finished product. Transactions related to cotton futures and option contracts during the three year period ended January 2, 1999 were not material.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", became effective at the beginning of fiscal year 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and other items, such as minimum pension liability adjustments, which previously were reported directly in shareholders' equity. There were no differences between net income and comprehensive income for 1998, 1997 or 1996. In addition, accumulated other comprehensive income was $-0- at January 2, 1999 and January 3, 1998.

     In 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosure of financial and descriptive information about the Company's operating segments. Under SFAS No. 131, the Company's business includes three reportable operating segments: Home Fashions; Apparel Fabrics; and Engineered Products.

     Also in 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises financial statement disclosures about pensions and other postretirement benefit plans, but does not change the measurement or recognition of costs or obligations under these plans.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which requires capitalization of certain costs to develop or obtain software for internal use. The Company will adopt SOP 98-1 in fiscal 1999. The adoption will likely result in capitalization of certain costs which previously would have been expensed, however this is not expected to have a material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt in fiscal 2000. Under the Statement, all derivatives must be recognized on the balance sheet at fair value. Depending on the nature of the Company's derivative instruments at the time of adoption, the Statement could affect earnings. The Company has not yet determined the impact SFAS No. 133 will have on its results of operations or financial position.

NOTE 2.  ACQUISITIONS

     On October 14, 1998, the Company acquired all of the capital stock of The Bibb Company ("Bibb") for $86,497,000 in cash, including transaction costs, and the issuance of approximately 4,257,000 shares of the Company's Class A common stock. In connection with the acquisition, the Company also retired $78,612,000 of Bibb indebtedness, and paid $2,025,000 in cash and issued 104,000 shares of Class A common stock in cancellation of nonqualified Bibb stock options. The cash portion of the acquisition was funded at closing from borrowings under a new credit agreement (Note 4). Bibb is a manufacturer and marketer of: consumer products for the home, principally sheets, bedding and bedding accessories; textile products for the hospitality and healthcare industries; and specialty engineered textile products used in making high-pressure hoses and other industrial products.

     The acquisition of Bibb has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment pending completion of final valuations. A summary of the assets acquired, liabilities assumed and consideration paid follows:

                                                              (IN THOUSANDS)
                                                              --------------
Accounts receivable.........................................     $ 37,423
Inventories.................................................       55,439
Other current assets........................................       17,946
Property, plant and equipment...............................       85,157
Goodwill....................................................      111,316
Other assets................................................       10,820
Accounts payable............................................      (34,763)
Other current liabilities...................................      (26,988)
Noncurrent liabilities......................................      (16,307)
                                                                 --------
Total.......................................................      240,043
Issuance of 4,361 shares of Class A common stock............      (75,438)
                                                                 --------
Cash paid, net of $2,529 in cash acquired...................     $164,605
                                                                 ========

     On February 3, 1997, the Company acquired substantially all the assets of The New Cherokee Corporation ("Cherokee"), a manufacturer of yarn-dyed shirting and sportswear fabrics, for $64,583,000 in cash, including transaction costs, and the assumption of certain operating liabilities. The acquisition was funded at closing with $12,100,000 of cash on hand, and borrowings under a working capital line of credit and term loan. The acquisition of Cherokee has been accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.

     The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the Cherokee acquisition as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Accounts receivable.........................................     $15,367
Inventories.................................................      11,857
Property, plant and equipment...............................      46,525
Current liabilities.........................................      (8,588)
Noncurrent liabilities......................................        (578)
                                                                 -------
Cash paid, net of $0 in cash acquired.......................     $64,583
                                                                 =======

     The following summarized, unaudited pro forma results of operations assume the acquisitions of Bibb and Cherokee had occurred at the beginning of each year presented:

                                                                1998           1997
                                                              --------       --------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net sales...................................................  $696,404       $734,494
Income before extraordinary item............................    11,126          6,169
Net income..................................................    10,721          5,926
Earnings per share:
     Basic..................................................      0.46           0.31
     Diluted................................................      0.46           0.31

     The pro forma information is presented for informational purposes and is not indicative of results which would have occurred or which may occur in the future.

NOTE 3.  PUBLIC OFFERING AND CAPITALIZATION

     On November 20, 1997 the Company completed an initial public offering of its Class A common stock to the public (the "Offering"), which included the sale of 4,700,000 shares by the Company and 2,619,200 shares by certain selling shareholders. The Company used the net proceeds from the Offering, $64,484,000, to retire indebtedness.

     In connection with the Offering, the shareholders of the Company approved a multi-step recapitalization plan which became effective on November 3, 1997 (the "Recapitalization"). Prior to the Recapitalization, the Company's outstanding capital stock included 1,500,000 authorized shares of voting stock, par value $.01 per share ("Old Voting Stock") (726,454 shares of which were outstanding), and 1,500,000 authorized shares of nonvoting common stock, par value $.01 per share ("Old Nonvoting Stock") (82,413 shares of which were outstanding).

     The Company first amended and restated its Articles of Incorporation (the "Restated Articles"). Upon filing of the Restated Articles: (i) Class A Common Stock, par value $.01 per share, entitled to one vote per share, Class B Common Stock, par value $.01 per share, entitled to 4.39 votes per share, and Class C Common Stock, par value $.01 per share, nonvoting, were created; (ii) each outstanding share of Old Voting Stock was reclassified and exchanged for 17.5 shares of Class A Common Stock of the Company ("Class A Common") and (iii) each outstanding share of Old Nonvoting Stock was reclassified and exchanged for 17.5 shares of Class C Common Stock of the Company ("Class C Common") (the "Reclassification"). All share and per share amounts in the accompanying financial statements and the related notes have been adjusted to reflect the impact of the Reclassification on the number of shares outstanding and the per share amounts. Shares of Class C Common automatically converted into shares of Class A Common on a share-for-share basis upon consummation of the Offering.

     Upon consummation of the Offering, the Company completed an exchange offer (the "Exchange Offer") pursuant to which certain members of senior management of the Company (and certain of their family members) that held Old Voting Stock prior to the Reclassification exchanged 2,062,070 shares of Class A Common for shares of supervoting Class B Common Stock ("Class B Common") on a share-for-share basis.

     The Company has the option until September 2001 to purchase the common shares held prior to the Offering by certain shareholders at a price equal to the fair market value at the date the option is exercised. The Company's call option may only be exercised once during any 12-month period. Mr. Joseph L. Lanier, Jr., Chairman and Chief Executive Officer, has a similar call option on certain issued and outstanding common shares, which has priority to the Company's call option. In addition, certain shareholders have the right to require the Company to register, at its expense, their shares under the Securities Act of 1933. Prior to the Offering, certain shareholders had the right to require the Company to repurchase annually a portion of their shares at the then fair market value, as defined. As a result of certain financial covenants and other restrictions contained in the put agreement and the Company's debt agreements, the Company was not required to repurchase any securities. Upon consummation of the Offering the put agreement terminated.

NOTE 4.  LONG-TERM DEBT

     Long-term debt at January 2, 1999 and January 3, 1998, consists of the following:

                                                                1998           1997
                                                              --------       --------
                                                                  (IN THOUSANDS)
Senior subordinated notes...................................  $120,000       $120,000
Working capital facility....................................    91,500         18,500
Term loan...................................................   125,000             --
Capital leases..............................................    13,178             --
Other borrowings with various rates and maturities..........     4,590          5,256
                                                              --------       --------
                                                               354,268        143,756
Less current maturities.....................................     2,329            301
                                                              --------       --------
Total long-term debt........................................  $351,939       $143,455
                                                              ========       ========

     The senior subordinated notes (the "Notes") consist of $120,000,000 in non-amortizing ten-year notes issued pursuant to an indenture dated December 15, 1993, bearing interest at 10 1/8%, payable semi-annually.

     The Company entered into a $275,000,000 Credit Agreement (the "Agreement") on October 14, 1998, which consists of a $125,000,000 term loan facility and a $150,000,000 working capital facility. Borrowings under the Agreement bear interest at a Base Rate plus an Applicable Percentage, as defined, or LIBOR plus an Applicable Percentage, as defined, at the option of the Company. The obligations of the Company under the Agreement are secured by substantially all accounts receivable and inventory.

     The working capital facility as established October 14, 1998 consists of a long-term $150 million working capital line of credit. At January 2, 1999, $91,500,000 was outstanding and $56,498,000 was available. All borrowings under the working capital facility are non-amortizing and are due September 30, 2003. The weighted average interest rate of the borrowings under the working capital facility at January 2, 1999 was 6.53%. The Company pays a commitment fee on the unused portion of the $150,000,000 working capital line of credit. The working capital facility also provides for the issuance of stand-by letters of credit up to $10,000,000 outstanding, of which $2,002,000 was outstanding at January 2, 1999. This facility replaced a $90,000,000 working capital facility which was terminated on October 14, 1998.

     The weighted average interest rate of the borrowings under the $125,000,000 term loan facility at January 2, 1999 was 6.57%. Scheduled principal payments by year are: 2000, $20,000,000; 2001, $23,000,000; 2002, $40,000,000; 2003,
$42,000,000. The final payment is due September 30, 2003.

     The Agreement and the Notes contain certain restrictive covenants which, among other things, require the Company to meet earnings ratios, impose limitation on debt incurrence and restrict certain payments, including dividends and payments for the repurchase of capital stock. At January 2, 1999, $36,285,000 of the Company's retained earnings was so restricted.

     In 1998 the early retirement of debt obligations with proceeds from the Agreement resulted in an extraordinary loss of $659,000 less related income taxes of $254,000. The repayment of debt obligations in 1997 with the proceeds of the Company's Offering resulted in an extraordinary loss of $396,000, less related income taxes of $153,000.

     The aggregate annual scheduled principal repayments of long-term debt for 1999, 2000, 2001, 2002 and 2003 are $2,329,000; $22,358,000; $25,782,000,
$41,242,000 and $254,674,000 (which includes $91,500,000 under the working capital facility and $120,000,000 under the Notes), respectively.

     Cash payments of interest on debt were $15,199,000, $19,791,000 and $17,854,000 in 1998, 1997 and 1996, respectively.

NOTE 5.  INCOME TAXES

     The provision for income taxes is comprised of the following:

                                                            1998          1997          1996
                                                          --------      --------      --------
                                                                     (IN THOUSANDS)
Current:
     Federal............................................  $ 5,770        $7,395        $1,645
     State..............................................    1,765         1,011            83
                                                          -------        ------        ------
                                                            7,535         8,406         1,728
                                                          -------        ------        ------
Deferred:
     Federal............................................    3,568          (267)        1,278
     State..............................................     (105)          212           564
                                                          -------        ------        ------
                                                            3,463           (55)        1,842
                                                          -------        ------        ------
Provision for income taxes..............................  $10,998        $8,351        $3,570
                                                          =======        ======        ======

     A reconciliation of the differences between the provision for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

                                                            1998          1997          1996
                                                          --------      --------      --------
                                                                     (IN THOUSANDS)
Amount computed using the statutory rate................  $ 9,835        $7,565        $3,240
Increase (decrease) in taxes resulting from:
     State taxes........................................    1,079           795           421
     Amortization of goodwill...........................      206            --            --
     Other, net.........................................     (122)           (9)          (91)
                                                          -------        ------        ------
Provision for income taxes..............................  $10,998        $8,351        $3,570
                                                          =======        ======        ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at January 2, 1999 and January 3, 1998 are as follows:

                                                                1998          1997
                                                              --------      --------
                                                                  (IN THOUSANDS)
Deferred tax assets:
     Net operating loss and credit carryforwards............  $16,679       $ 11,075
     Accrued compensation and benefits......................    8,950          4,197
     Inventory valuation and reserves.......................    5,353          2,367
     Accounts receivable allowances.........................    3,285          2,118
     Other nondeductible reserves and accruals..............    5,827          2,517
     Other..................................................      883            266
                                                              -------       --------
          Total deferred tax assets.........................   40,977         22,540
     Valuation allowance for deferred tax assets............       --         (2,395)
                                                              -------       --------
          Net deferred tax assets...........................   40,977         20,145
                                                              -------       --------
Deferred tax liabilities:
     Book carrying value in excess of tax basis of property,
       plant and equipment..................................   30,745         29,728
     Other..................................................    4,705          2,971
                                                              -------       --------
          Total deferred tax liabilities....................   35,450         32,699
                                                              -------       --------
          Net deferred tax asset (liability)................  $ 5,527       $(12,554)
                                                              =======       ========

     At January 2, 1999 the Company had available federal net operating loss carryforwards of $24,400,000 which may be used to offset future taxable income. These carryforwards expire beginning in fiscal 2010. In addition, the Company had available a minimum tax credit carryforward of $8,100,000 which may be used to reduce future federal regular income taxes over an indefinite period.

     The net operating loss carryforwards were generated by The Bibb Company prior to its acquisition by the Company in 1998 (Note 2), and the related tax benefit has been credited to goodwill. Because the acquisition constituted a "change in ownership" under Section 382 of the Internal Revenue Code, the annual utilization of these carryforwards is subject to certain restrictions. However, such restrictions are not expected to cause any of the carryforwards to expire.

     The federal income tax returns of the Company for fiscal 1994 and prior years are closed to assessment by the Internal Revenue Service. However, the net operating loss and credit carryforwards that existed at the end of 1994 remain open to adjustment. The Company believes that it has adequately provided for income taxes, and that any potential adjustments or assessments that might be made by the Internal Revenue Service or other taxing authorities would not have a material impact on the Company's financial position or results of operations.

     The Company made income tax payments of $6,200,000, $4,815,000, and $1,180,000 during 1998, 1997 and 1996, respectively.

NOTE 6.  BENEFIT PLANS

RETIREMENT PLANS

     The Company sponsors qualified noncontributory defined benefit pension plans that cover the majority of its full-time employees. The following tables set forth the changes in benefit obligations and plan assets of the plans for 1998 and 1997, and the funded status of the plans as of January 2, 1999 and January 3, 1998.

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligations:
     Benefit obligations at beginning of year...............  $22,109    $18,591
     Service cost...........................................    1,787      1,501
     Interest cost..........................................    1,829      1,541
     Actuarial loss.........................................      211      1,070
     Acquisition of Bibb....................................   10,791         --
     Benefits paid..........................................   (2,086)      (594)
                                                              -------    -------
     Benefit obligations at end of year.....................   34,641     22,109
                                                              -------    -------
Change in plan assets:
     Fair value of plan assets at beginning of year.........   21,941     16,219
     Actual return on plan assets...........................    4,404      2,779
     Company contributions..................................       65      3,537
     Acquisition of Bibb....................................    8,851         --
     Benefits paid..........................................   (2,086)      (594)
                                                              -------    -------
     Plan assets at end of year.............................   33,175     21,941
                                                              -------    -------
Funded status:..............................................   (1,466)      (168)
Unrecognized actuarial loss (gain)..........................     (226)     1,752
Unrecognized prior service cost.............................       (4)        (2)
                                                              -------    -------
Net amount recognized at end of year........................  $(1,696)   $ 1,582
                                                              =======    =======
Amounts recognized in the consolidated statement of
  financial position consist of:
     Prepaid pension cost...................................  $ 1,504    $ 2,084
     Accrued pension cost...................................   (3,200)      (502)
                                                              -------    -------
     Net amount recognized at end of year...................  $(1,696)   $ 1,582
                                                              =======    =======

     The projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for the pension plans with projected or accumulated benefit obligations in excess of plan assets were $22,592,000, $21,013,000, and $20,220,000, respectively, as of January 2, 1999, and $11,390,000, $9,966,000,
and $10,340,000, respectively, as of January 3, 1998.

     Weighted average assumptions used in measuring benefit obligations as of year-end are as follows:

                                                                1998       1997
                                                              --------   --------
     Discount rate..........................................    7.0%       7.4%
     Expected return on plan assets.........................    9.5%       9.5%
     Rate of compensation increase..........................    4.0%       4.4%

     Net periodic benefit cost included the following components:

                                                    1998       1997       1996
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Service cost....................................  $ 1,787    $ 1,501    $  1,727
Interest cost...................................    1,829      1,541       1,401
Expected return on assets.......................   (2,214)    (1,582)     (1,282)
Actuarial loss..................................       --         18         270
                                                  -------    -------    --------
Net periodic benefit cost.......................  $ 1,402    $ 1,478    $  2,116
                                                  =======    =======    ========

     The Company also sponsors 401(k) plans for most salary paid employees and certain hourly paid employees not covered under defined benefit plans. Beginning in 1998, certain participants were eligible for company matching contributions, which amounted to $292,000 for the year.

SUPPLEMENTAL RETIREMENT PLAN

     The Company sponsors an unfunded supplemental retirement plan for certain former employees that provides for payments upon retirement, death or disability over the longer of the employee's life or ten years. The projected benefit obligations of $3,052,000 and $3,076,000 at January 2, 1999 and January 3, 1998, respectively, are accrued in the accompanying consolidated balance sheets. The Company is a beneficiary of life insurance policies on certain participants in this plan.

STOCK OPTION PLANS

     The Company adopted stock incentive plans in 1997 (the "1997 Plans") for key employees and non-employee directors that allow for the grant of stock options, restricted stock, stock appreciation rights and stock. There are 1,925,000 shares of Class A common stock reserved for issuance under the 1997 Plans, and as of January 2, 1999, nonqualified options to purchase 1,098,000 shares had been granted and were outstanding. Employee options generally vest in one-third increments annually beginning on December 31, 1999 for 1997 grants, and in one-fourth increments annually beginning on December 31, 1999 for 1998 grants. Non-employee director options generally vest ratably over a 3-year period from the date of grant. All outstanding options under the 1997 Plans have an exercise price equal to the fair market value of the stock on the grant date and expire at the end of 10 years.

     The Company also maintains a nonqualified stock option plan pursuant to which options to purchase Class A common stock were granted prior to 1997. Effective with establishment of the 1997 Plans, options are no longer granted under this plan. All options to purchase unissued shares granted under this plan have an exercise price of $6.85 per share, generally vest on December 31, 1999, and expire on December 31, 2000. Prior to December 30, 1994, the plan also provided for the granting of options to purchase shares of the Company's Class A common stock from a certain principal shareholder at an exercise price of $0.57 per share. All of these options were exercisable at January 2, 1999 and expire on December 31, 1999.

     In connection with the acquisition of Bibb (Note 2), outstanding incentive stock options ("ISO's") held by Bibb employees were converted into fully vested and exercisable options to purchase Class A common stock of the Company. The ISO's expire in 2007.

     The Company has applied APB 25 in accounting for stock options and, accordingly, no compensation expense has been recorded in 1998, 1997 or 1996. If the Company had determined compensation expense based on fair value at the grant date for its stock options under SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1998           1997           1996
                                                 --------       --------       --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
     As reported..........................       $16,696        $13,021         $5,686
     Pro forma............................        16,033         12,949          5,683
Per share:
     As reported --
          Basic...........................          0.84           0.89           0.40
          Diluted.........................          0.83           0.88           0.40
     Pro forma --
          Basic...........................          0.81           0.88           0.40
          Diluted.........................          0.80           0.87           0.40

     The pro forma results reflect amortization of the fair value of stock options over the vesting period, and only take into consideration options granted after 1994. The weighted average fair value of options granted in 1998, 1997 and 1996, was estimated to be $3.82, $6.63 and $1.60, respectively. The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends. As permitted under SFAS No.123, the volatility factor is excluded from the valuation of options granted in 1996, when the Company's stock was not publicly traded.

     The following weighted average assumptions were used in the valuation of options:

                                                         1998       1997       1996
                                                         -----      -----      ----
Expected option life in years......................       6.0        6.0       5.0
Risk-free interest rate............................       4.73%      5.89%     5.30%
Expected stock price volatility....................      37.00%     34.00%     --

     The following is a summary of stock option activity:

                                                                           OPTIONS EXERCISABLE
                                             OPTIONS EXERCISABLE            AGAINST PRINCIPAL
                                           AGAINST UNISSUED SHARES             SHAREHOLDER
                                           ------------------------      ------------------------
                                                          WEIGHTED-                     WEIGHTED-
                                                           AVERAGE                       AVERAGE
                                            NUMBER        EXERCISE        NUMBER        EXERCISE
                                           OF SHARES        PRICE        OF SHARES        PRICE
                                           ---------      ---------      ---------      ---------
Outstanding at December 30, 1995.........    595,000       $ 6.85         513,800         $0.57
Granted..................................     13,125         6.85
Exercised................................                                 (51,800)         0.57
Forfeited................................    (13,300)        6.85          (5,250)         0.57
                                           ---------       ------        --------         -----
Outstanding at December 28, 1996.........    594,825         6.85         456,750          0.57
Granted..................................    599,000        15.00
Exercised................................                                 (57,250)         0.57
Forfeited................................    (11,375)        6.85
                                           ---------       ------        --------         -----
Outstanding at January 3, 1998...........  1,182,450        10.98         399,500          0.57
Conversion of Bibb ISO's.................    347,586         5.46
Granted..................................    502,500         8.66
Exercised................................    (63,799)        6.08        (178,450)         0.57
Forfeited................................     (3,500)       15.00
                                           ---------       ------        --------         -----
Outstanding at January 2, 1999...........  1,965,237       $ 9.56         221,050         $0.57
                                           =========       ======        ========         =====

     A summary of stock options outstanding against unissued shares at January 2, 1999 follows:

                                              OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                     -------------------------------------   ----------------------
                                                     WEIGHTED     WEIGHTED                 WEIGHTED
                                                     AVERAGE      AVERAGE                  AVERAGE
             RANGE OF                  NUMBER       REMAINING     EXERCISE     NUMBER      EXERCISE
          EXERCISE PRICES            OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
          ---------------            -----------   ------------   --------   -----------   --------
$5.46 - $6.85......................    867,237         4.7         $ 6.35      750,652      $ 6.27
$8.31 - $9.81......................    489,500         9.9         $ 8.39           --          --
$15.00 - $20.13....................    608,500         8.9         $15.07        8,334      $15.25

     At January 3, 1998, 3,333 options outstanding against unissued shares were exercisable at a price of $15.00. No options were exercisable against unissued shares at December 28, 1996. All options against shares held by the principal shareholder have been exercisable since June 30, 1995.

NOTE 7.  OTHER OPERATING COSTS, NET

     In 1998 the Company recorded a charge of $5,747,000 as a result of its decision to close its Apparel Fabrics weaving facility in Spindale, North Carolina. This was partially offset by a $400,000 gain realized from the early termination of a lease. The charge for the Spindale facility closure included a $5,446,000 non-cash write-down of assets, and $301,000 for severance and other benefits associated with the termination of approximately 130 employees. The Company began phasing out production at the Spindale facility in the fourth quarter of 1998. By the end of January, 1999 all production had ceased and the termination of affected employees was complete. Most of the related severance and benefit costs will be paid out within one year.

     During 1997 the Company recorded a charge of $7,594,000 relating to the closure of its Riverside Apparel Fabrics weaving facilities in Danville, Virginia. Also in 1997, the Company sold its yarn mill in Wetumpka, Alabama, resulting in a gain of $583,000. The charge for the Riverside facilities closure included a $4,194,000 non-cash write-down of assets, and $294,000 for severance and other benefits associated with the termination of approximately 200 employees. The remainder of the charge ($3,106,000) relates principally to estimated expenditures required for demolition of the buildings and environmental expense (principally asbestos removal). By the end of fiscal 1997, operations at the facilities had ceased, the termination of affected employees was complete, and most salvageable equipment had either been sold or was in the process of being moved to other facilities. During 1998, the Company entered into a contract with a third party for asbestos removal and demolition of the first of the two mill buildings. Shortly after work on the project commenced, the Company agreed to suspend work on the demolition at the request of state and local historical organizations who are exploring alternative uses for the property and have the support of various government agencies and officials. Proposed alternatives include donation of the property to a nonprofit organization or trust for future renovation and development. As of January 2, 1999: $470,000 had been spent, and $2,636,000 remained in reserve for asbestos removal and demolition; and $192,000 had been spent, and $102,000 remained in reserve for severance and benefits. There is considerable uncertainty as to whether the buildings will be donated or whether they will be demolished. Regardless of whether the property is donated, the Company is committed to pay an additional $600,000 on the third party demolition contract. If the Company donates the property, it will reverse any remaining reserves relating to Riverside, which would result in a pre-tax gain of approximately $2,100,000. In addition, donation of the property could result in federal and state income tax benefits.

     In 1996, the Company recorded a $1,262,000 gain due to a better than anticipated recovery on idle equipment and other assets that had been written down in 1995 in connection with the Company's decision to discontinue one of its apparel fabrics product lines. In addition, the Company reversed $84,000 of a cash charge recorded in 1995 relating to the relocation of its marketing headquarters, primarily due to the early buyout of the existing lease. These gains were offset in part by a $918,000 cash charge relating to the satisfaction of lease obligations on idled equipment. $449,000 of the lease obligation was satisfied in 1996, and the remainder was satisfied in the first quarter of 1997.

     At January 2, 1999 $570,000 remained in a reserve established in 1995 for removal of asbestos and equipment from an idle building which is located in the same historic district as the Riverside facilities discussed above. Work on this project was suspended for a period of time while the Virginia Department of Transportation considered various sites for relocating a bridge, one of which would have resulted in the condemnation of the property. The asbestos and equipment removal is currently on hold pending other decisions concerning the historic district.

     Following is a summary of activity in the reserve accounts relating to charges included in Other Operating Costs, Net.

                                                        ENVIRONMENTAL
                                             LEASE      AND DEMOLITION    SEVERANCE
                                          COMMITMENTS       COSTS        AND BENEFITS   OTHER    TOTAL
                                          -----------   --------------   ------------   -----   -------
                                                                 (IN THOUSANDS)
Balance at December 30, 1995............    $ 1,381         $   --          $  --       $570    $ 1,951
Expense accrued.........................        918                                                 918
Expenditures............................     (1,671)                                             (1,671)
Change in estimate......................        (84)                                                (84)
                                            -------         ------          -----       ----    -------
Balance at December 28, 1996............        544             --             --        570      1,114
Expense accrued.........................                     3,106            294                 3,400
Expenditures............................       (469)           (38)           (74)                 (581)
                                            -------         ------          -----       ----    -------
Balance at January 3, 1998..............         75          3,068            220        570      3,933
Expense accrued.........................                                      301                   301
Expenditures............................        (75)          (432)          (118)                 (625)
                                            -------         ------          -----       ----    -------
Balance at January 2, 1999..............    $    --         $2,636          $ 403       $570    $ 3,609
                                            =======         ======          =====       ====    =======

NOTE 8.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  1998          1997          1996
                                               -----------   -----------   -----------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per
  share -- income before extraordinary
  item.......................................  $    17,101   $    13,264   $     5,686
                                               ===========   ===========   ===========
Denominator:
     Denominator for basic earnings per
       share -- weighted-average shares......   19,802,684    14,710,843    14,155,165
     Effect of dilutive securities:
     Employee stock options..................      232,632       127,943        24,889
                                               -----------   -----------   -----------
     Denominator for diluted earnings per
       share -- weighted average shares
       adjusted for dilutive securities......   20,035,316    14,838,786    14,180,054
                                               ===========   ===========   ===========
Basic earnings per share.....................  $      0.86   $      0.90   $      0.40
                                               ===========   ===========   ===========
Diluted earnings per share...................  $      0.85   $      0.89   $      0.40
                                               ===========   ===========   ===========

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain manufacturing equipment, warehouses and office facilities under operating leases that expire at various dates through 2011. Rental expense for 1998, 1997 and 1996 amounted to approximately $7,730,000, $7,422,000 and $10,296,000, respectively, net of rental income on noncancelable leases and subleases of approximately $252,000, $34,000 and $76,000, respectively.

     The future minimum lease payments due under leases that have initial or remaining noncancelable lease terms in excess of one year at January 2, 1999, are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
1999........................................................  $ 3,164    $ 7,572
2000........................................................    2,996      6,130
2001........................................................    3,192      3,732
2002........................................................    1,467      3,334
2003........................................................    1,306      2,773
Later.......................................................    4,878     13,233
                                                              -------    -------
Total minimum lease payments................................   17,003    $36,774
                                                                         =======
Less: amount representing interest..........................    3,825
                                                              -------
Present value of minimum lease payments.....................  $13,178
                                                              =======

     Future minimum lease payments under operating leases have not been reduced for sublease income of approximately $1,976,000.

     Commitments for additions to plant and equipment amounted to approximately $8,800,000 at January 2, 1999. Certain manufacturing and warehouse leases contain renewal options at their fair rental values.

     The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any such liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position or results of operations.

NOTE 10.  FINANCIAL INSTRUMENTS

OFF BALANCE SHEET RISK

     In connection with the purchase of cotton for anticipated manufacturing requirements, the Company enters into cotton forward purchase commitments, futures and option contracts in order to reduce the risk associated with future price fluctuations. The Company does not engage in speculation. There were no material cotton futures or options contracts outstanding at January 2, 1999 or January 3, 1998. See Note 2 for information on the Company's accounting policy with respect to cotton futures and option contracts.

CONCENTRATIONS OF CREDIT RISK

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

FAIR VALUES

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The fair value of the Company's senior subordinated notes, based on quoted market prices, was $123,000,000 and $127,800,000 at January 2, 1999 and January 3, 1998, respectively, compared to a carrying value of $120,000,000. Based on rates available for similar types of borrowings, the carrying values of the Company's other debt approximated fair value at January 2, 1999 and January 3, 1998.

NOTE 11.  SEGMENT INFORMATION

     The Company operates in three major segments within the textile industry; Home Fashions, Apparel Fabrics, and Engineered Products. Each segment has a separate management team, and although certain aspects of the manufacturing process are similar, each segment can be differentiated by the products it sells and the nature of its customers. Home Fashions Products consist mostly of packaged bedroom furnishings, which are sold to domestic retailers, and bedding products for the hospitality and healthcare industries. Apparel Fabrics products include a broad range of woven cotton and cotton-blend fabrics, and are distributed primarily to clothing manufacturers. The Company began operating the Engineered Products business upon completing the acquisition of Bibb on October 14, 1998. The Engineered Products segment produces specially-treated engineered yarns and fabrics for industrial uses, including high-pressure hoses and conveyer belts, which are sold primarily to automobile and tire manufacturers.

     The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates the performance of each segment based on operating income excluding: amortization of goodwill; plant closure charges and other one-time items reflected on the Consolidated Statements of Income as "Other Operating Costs, Net"; depreciation on the write-up of the Company's fixed assets from when it was acquired in 1989; and other certain other items, such as idle facility costs. Assets attributable to the Company's operating segments consist primarily of: accounts receivable; inventories; and property plant and equipment, including an allocable share of shared facilities and corporate headquarters assets. Assets not attributable to segments include: cash; miscellaneous receivables; certain inventories of raw materials; prepaid expenses and other current assets; deferred income taxes; book value attributable to the write-up of the Company's fixed assets from when it was acquired in 1989; goodwill; and other noncurrent assets.

     Summarized information by reportable segment is shown in the following table:

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales
  Home Fashions.............................................  $321,807    255,766   $243,142
  Apparel Fabrics...........................................   186,491    220,682    136,425
  Engineered Products.......................................     9,145         --         --
                                                              --------   --------   --------
  Consolidated net sales....................................  $517,443   $476,448   $379,567
                                                              ========   ========   ========
Operating income
  Home Fashions.............................................  $ 33,848   $ 32,468   $ 28,970
  Apparel Fabrics...........................................    23,656     23,446      3,688
  Engineered Products.......................................       169         --         --
  Corporate items not allocated to segments:
     Amortization of goodwill...............................      (589)        --         --
     Other operating costs, net.............................    (5,347)    (7,012)       428
     Depreciation...........................................    (4,822)    (5,566)    (6,147)
     Other..................................................      (437)      (296)
                                                              --------   --------   --------
  Consolidated operating income.............................  $ 46,478   $ 43,040   $ 26,939
                                                              ========   ========   ========
Depreciation and amortization of property, plant and
  equipment
  Home Fashions.............................................  $ 12,150   $  9,634   $  7,752
  Apparel Fabrics...........................................    13,137     12,308      6,896
  Engineered Products.......................................       111         --         --
  Corporate depreciation not allocated to segments..........     4,822      5,566      6,147
                                                              --------   --------   --------
  Consolidated depreciation and amortization of property,
     plant and equipment....................................  $ 30,220   $ 27,508   $ 20,795
                                                              ========   ========   ========
Capital expenditures
  Home Fashions.............................................  $ 26,444   $ 16,181   $ 22,337
  Apparel Fabrics...........................................    12,910      8,050     11,196
  Engineered Products.......................................       100         --         --
  Less: plant and equipment acquired in exchange for debt...        --         --     (5,951)
                                                              --------   --------   --------
  Consolidated capital expenditures in cash.................  $ 39,454   $ 24,231   $ 27,582
                                                              ========   ========   ========
Assets at end of year
  Home Fashions.............................................  $385,040   $186,233   $165,129
  Apparel Fabrics...........................................   149,813    160,939    104,952
  Engineered Products.......................................    12,849         --         --
  Corporate assets not allocated to segments:...............   172,508     45,123     50,969
                                                              --------   --------   --------
  Consolidated assets.......................................  $720,210   $392,295   $321,050
                                                              ========   ========   ========

     One customer accounted for approximately 15% of consolidated net sales in 1998. No single customer accounted for 10% or more of consolidated net sales in 1997 or 1996. Sales to customers outside of the United States amounted to less than 4% of consolidated net sales in 1998, 1997 and 1996. Assets located outside of the United States are insignificant.

NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's unaudited consolidated results of operations are presented below (in thousands, except per share data):

                                                    YEAR ENDED JANUARY 2, 1999:
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Net sales..................................  $120,943   $118,596   $118,589   $159,315
Gross Profit...............................    26,046     27,137     27,821     29,820
Income (loss) before extraordinary item....     5,402      6,478      5,826       (605)
Net income (loss)..........................     5,402      6,478      5,826     (1,010)
Per share:
     Income (loss) before extraordinary
       item --
          Basic............................      0.29       0.34       0.31      (0.03)
          Diluted..........................      0.28       0.34       0.31      (0.03)
     Net income (loss) --
          Basic............................      0.29       0.34       0.31      (0.04)
          Diluted..........................      0.28       0.34       0.31      (0.04)
                                                    YEAR ENDED JANUARY 3, 1998:
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Net sales..................................  $105,736   $122,199   $116,254   $132,259
Gross Profit...............................    20,149     27,066     28,235     28,833
Income before extraordinary item...........     1,993        321      5,009      5,941
Net income.................................     1,993        321      5,009      5,698
Per share:
     Income before extraordinary item --
          Basic............................      0.14       0.02       0.35       0.37
          Diluted..........................      0.14       0.02       0.35       0.36
     Net income --
          Basic............................      0.14       0.02       0.35       0.35
          Diluted..........................      0.14       0.02       0.35       0.35

     The fourth quarter of the year ended January 3, 1998 represents a 14-week period. All other quarters presented consist of 13 weeks.

     The interim earnings (loss) per share amounts were computed as if each quarter was a discrete period. As a result, the sum of the earnings (loss) per share by quarter will not necessarily total the annual earnings per share.

     Results for the second quarter of 1998 include a pre-tax gain of $400,000 ($246,000 after tax, or $0.01 per share) from the early termination of a lease. Results for the fourth quarter of 1998 include: a pre-tax charge of $5,747,000 ($3,532,000 after tax benefits, or $0.16 per share) relating to the Company's decision to close its Apparel Fabrics weaving facility in Spindale, North Carolina; and an extraordinary loss of $405,000 after tax ($0.02 per share) from the early retirement of debt.

     Results for the second quarter of 1997 include a pre-tax charge of $7,875,0000 ($4,839,000 net of tax benefits, or $0.34 per share) relating to the closure of the Company's Riverside Apparel Fabrics weaving facilities. The fourth quarter results include a pre-tax gain of $583,000 from the sale of a yarn operation, and a reversal of $281,000 of the pre-tax charge recorded in the second quarter. Together these items increased net income for the fourth quarter by $531,000, or $0.03 per share. Also in the fourth quarter of 1997, an extraordinary loss associated with the early retirement of debt was recorded, which decreased net income by $243,000, or $0.01 per share. See Notes 4 and 7.

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
DAN RIVER INC.

     We have audited the accompanying consolidated balance sheets of Dan River Inc. as of January 2, 1999 and January 3, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dan River Inc. at January 2, 1999 and January 3, 1998, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP
Greensboro, North Carolina
February 10, 1999

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors under the caption, "Election of Directors-Information About Nominees and Directors," is incorporated herein by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999.

     For information regarding the executive officers and certain significant employees of the Registrant, see Part I, "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from sections of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999 under the captions entitled, "Election of Directors -- Director Compensation" and "Executive Compensation."

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the section of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999 entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the section in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999 entitled "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

     The following Financial Statements are filed under Item 8 of this Report:

        Consolidated Balance Sheets as of January 2, 1999 and January 3, 1998.

        Consolidated Statements of Income for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996.

        Consolidated Statements of Shareholders' Equity for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996.

        Consolidated Statements of Cash Flows for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996.

        Notes to Consolidated Financial Statements for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996.

        Report of Independent Auditors.

    2. The following Financial Statement Schedules are filed as part of this
Report:

        Schedule II -- Valuation and Qualifying Accounts

        Other schedules are omitted because, under applicable rules, the omitted Schedules are not required, are inapplicable, or the information required is included in the Financial Statements or in the Notes thereto.

    3. Exhibits.

        The Exhibits listed as applicable on the accompanying Exhibit Index are filed as part of this Annual Report.

(b) Reports on Form 8-K.

          (1) On October 27, 1998 Registrant filed a Current Report on Form 8-K, dated October 14, 1998, reporting on the merger of a wholly-owned subsidiary of Registrant with and into The Bibb Company, as a result of which The Bibb Company became a wholly-owned subsidiary of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DAN RIVER INC.

                                            By: /s/ JOSEPH L. LANIER, JR.
                                              ----------------------------------
                                              Joseph L. Lanier, Jr.
                                              Chairman and Chief Executive
                                                Officer

                                            Date: March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ DONALD J. KELLER                                    By: /s/ JOHN F. MAYPOLE
                                                            -----------------------------------------------------
-----------------------------------------------------           John F. Maypole
    Donald J. Keller                                            Director
    Director
Dated: March 25, 1999                                       Dated: March 25, 1999

By: /s/ JOSEPH L. LANIER, JR.                               By: /s/ BARRY F. SHEA
                                                            -----------------------------------------------------
-----------------------------------------------------           Barry F. Shea
    Joseph L. Lanier, Jr.                                       Executive Vice President -- Chief Financial
    Chairman and Chief Executive Officer and Director       Officer (Principal Financial and Accounting Officer)
    (Principal Executive Officer
Dated: March 25, 1999                                       Dated: March 25, 1999

By: /s/ EDWARD J. LILL                                      By: /s/ RICHARD L. WILLIAMS
                                                            -----------------------------------------------------
-----------------------------------------------------           Richard L. Williams
    Edward J. Lill                                              President and Chief Operating Officer and
    Director                                                    Director
Dated: March 25, 1999                                       Dated: March 25, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT                     PAGE
-------                      ----------------------                     ----
   2.1    -- Asset Purchase Agreement dated January 10, 1997 by and
             between Dan River Inc. and The New Cherokee Corporation
             (incorporated by reference to Exhibit 2.1 in Dan River's
             Current Report on Form 8-K (No. 33-70442) dated February
             3, 1997).................................................
   2.2    -- First Amendment to Asset Purchase Agreement between Dan
             River Inc. and The New Cherokee Corporation dated as of
             February 2, 1997 (incorporated by reference to Exhibit
             2.2 in Dan River's Current Report on Form 8-K (No.
             33-70442) dated February 3, 1997)........................
   2.3    -- Agreement and Plan of Merger, dated as of June 28, 1998, as amended August 14, 1998, by and between Dan River Inc.
             and The Bibb Company (incorporated by reference to Annex
             A to the Joint Proxy Statements/Prospectus forming a part
             of Registration Statement on Form S-4, Amendment No. 1
             (File No. 333-58855))....................................
   2.4    -- Second Amendment to Agreement and Plan of Merger, dated as of September 3, 1998, among Dan River Inc., DR
             Acquisition Corp. and The Bibb Company (incorporated by
             reference to Annex S-A to the Supplement to Joint Proxy
             Statement/Prospectus forming a part of Registration
             Statement on Form S-4, Post-Effective Amendment No. 1
             (File No. 333-58855))....................................
   3.1    -- Amended and Restated Articles of Incorporation of Dan
             River Inc. (incorporated by reference to Exhibit 3.1 in
             Amendment No. 1 to Registration Statement on Form S-1
             (File No. 333-36479))....................................
   3.2    -- Bylaws of Dan River Inc. (incorporated by reference to
             Exhibit 3.2 in Amendment No. 1 to Registration Statement
             on Form S-1 (File No. 333-36479))........................
   4.1    -- Form of Indenture between the Dan River Inc. and Marine
             Midland Bank, N.A., as Trustee (including Form of Note)
             (incorporated by reference to Exhibit No. 4 in Dan
             River's Report on Form 10-K (No. 33-70442) for the fiscal
             year ended January 1, 1994)..............................
  10.1    -- Credit Agreement among Dan River Inc. and certain of its subsidiaries, the several lenders parties thereto and
             First Union National Bank as Agent dated as of October
             14, 1998.................................................
  10.2    -- Registration Rights Agreement, dated as of September 3,
             1991, among Dan River Inc. and the parties named therein
             (incorporated by reference to Exhibit 10.4 in Dan River
             Inc. Registration Statement on Form S-1 (File No.
             33-70442) filed on October 15, 1993).....................
  10.3    -- Amendment to Registration Rights Agreement dated as of
             October 27, 1997, (incorporated by reference to Exhibit
             10.4.1 in Dan River Inc. Report on Form 10-K (File No.
             1-13421) for the fiscal year ended January 3, 1998)......
  10.4    -- Voting Agreement among Joseph L. Lanier, Jr., Richard L.
             Williams and Barry F. Shea and certain members of their
             families (incorporated by reference to Exhibit 10.5 in
             Amendment No. 2 to Dan River Inc. Registration Statement
             on Form S-1 (File No. 333-36479))........................
 *10.5    -- Employment Agreement, dated as of October 29, 1997,
             between Dan River Inc. and Joseph L. Lanier, Jr.
             (incorporated by reference to Exhibit No. 10.7 in
             Amendment No. 2 to Dan River's Registration Statement on
             Form S-1 (File No. 333-36479))...........................
 *10.6    -- Employment Agreement, dated as of October 29, 1997,
             between Dan River Inc. and Richard L. Williams
             (incorporated by reference to Exhibit No. 10.8 in
             Amendment No. 2 to Dan River's Registration Statement on
             Form S-1 (File No. 333-36479))...........................

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT                     PAGE
-------                      ----------------------                     ----
 *10.7    -- Employment Agreement, dated as of October 29, 1997,
             between Dan River Inc. and Barry F. Shea (incorporated by
             reference to Exhibit No. 10.9 in Amendment No. 2 to Dan
             River's Registration Statement on Form S-1 (File No.
             333-36479))..............................................
 *10.8    -- Form of Post-employment Letter Agreement between the Dan
             River Inc. and certain of its officers, including Messrs.
             Boozer and Goodrich (incorporated by reference to Exhibit
             No. 10.10 in Dan River Inc. Registration Statement on
             Form S-1 (File No. 33-70442) filed on October 15,
             1993)....................................................
 *10.9    -- Dan River Inc. Amended and Restated Stock Option Plan and
             form of Option Agreement in effect prior to December 30,
             1994 (incorporated by reference to Exhibit No. 10.14 in
             Dan River's Registration Statement on Form S-1 (File No.
             33-70442) filed on October 15, 1993).....................
 *10.10   -- Dan River Inc. Amended and Restated Stock Option Plan and
             form of Option Agreement as amended as of December 30,
             1994 (incorporated by reference to Exhibit No. 10.14.1 in
             Dan River Inc. Report on Form 10-K (File No. 33-70442)
             for the fiscal year ended December 31, 1994).............
 *10.11   -- Dan River Management Incentive Plan (incorporated by
             reference to Exhibit No. 10.15 to Dan River Inc. Report
             on Form 10-K for the fiscal year ended January 3, 1998
             (File No. 1-13421))......................................
 *10.12   -- Form of Dan River Inc. 1997 Stock Incentive Plan
             (incorporated by reference to Exhibit No. 10.16 in Dan
             River Inc. Registration Statement on Form S-1 (File No.
             333-36479))..............................................
 *10.13   -- Form of Dan River Inc. 1997 Stock Plan for Outside
             Directors (incorporated by reference to Exhibit No. 10.19
             in Dan River Inc. Registration Statement on Form S-1
             (File No. 333-36479))....................................
  11      -- Statement regarding Computation of Earnings per share
             (incorporated by reference to Note 8 to the Consolidated
             Financial Statements included in this Annual Report on
             Form 10-K)...............................................
  21      -- List of Subsidiaries.....................................
  23      -- Consent of Ernst & Young, LLP............................
  27      -- Financial Data Schedule..................................

---------------
* Management contract, compensatory plan or arrangement.

                                                                     SCHEDULE II

                                 DAN RIVER INC.
                       VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28, 1996

                                                              ADDITIONS
                                                         -------------------
                                            BALANCE AT   CHARGED TO                             BALANCE
                                            BEGINNING    COSTS AND                              AT END
               DESCRIPTION                   OF YEAR      EXPENSES    OTHER     DEDUCTIONS(B)   OF YEAR
               -----------                  ----------   ----------   ------    -------------   -------
                                                                  (IN THOUSANDS)
Allowance for uncollectible accounts,
  discounts and claims (deducted from
  accounts receivable):
  Year ended January 2, 1999..............    $6,230      $11,980     $3,244(A)    $11,434      $10,020
                                              ======      =======     ======       =======      =======
  Year ended January 3, 1998..............    $4,631      $ 8,096     $1,200(A)    $ 7,697      $ 6,230
                                              ======      =======     ======       =======      =======
  Year ended December 28, 1996............    $5,140      $ 6,937         --       $ 7,446      $ 4,631
                                              ======      =======     ======       =======      =======

---------------

Notes:

(A) Allowance related to receivables acquired through business combination.

(B) Includes writeoff of receivables (net of recoveries) and claims allowed.