Form 10-Q
period 1999-04-03
DAN RIVER INC /GA/
filed 1999-05-13
CIK 914384

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

          For the quarterly period ended April 3, 1999
                                      OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _________________

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


Number of shares of common stock outstanding as of April 3, 1999:
                                                  Class A:  21,300,750 Shares
                                                  Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Forward Looking Statements.
--------------------------

This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward looking statements. The words "believes," "expects," "intends," "estimates" or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could", are intended to identify forward-looking statements. Specific forward looking statements contained in this Quarterly Report include, among others, statements regarding adequacy of the Company's liquidity and capital resources, the anticipated impact and cost of remediating Year 2000 problems and anticipated outcome of pending litigation. These forward looking statements are found in
Part I, Item 2, and in Part II, Item 1. There can be no assurance that the assumptions made by management are correct.

The forward looking statements in this Quarterly Report are also subject to certain risks and uncertainties including, among others, that the Company's performance in future periods may be adversely impacted by the cyclical nature of the textile industry, intense competition within the textile industry, fluctuations in the price and availability of cotton and other raw materials, the inability of the Company to make capital improvements necessary to maintain competitiveness, possible adverse changes in governmental regulation regarding the import of cotton and textile products, difficulties in integrating acquired businesses and achieving cost savings, changes in environmental regulations, deterioration of relationships with or the loss of material customers and adverse changes in general market and industry conditions.

Management believes that the forward looking statements in this Quarterly Report are reasonable; however, such statements are based on current expectations and undue reliance should not be placed on such statements. The Company undertakes no obligation to update publicly any forward-looking statements.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             See Following Pages.

                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    April 3,     January 2,
                                                      1999          1999
                                                  ------------   ------------
                                                  (in thousands, except share
                                                        and per share data)
                                    ASSETS
Current assets:
   Cash and cash equivalents                      $      2,486   $     3,356
   Accounts receivable, net                             93,166        94,374
   Inventories                                         165,684       175,045
   Prepaid expenses and other current assets            10,308        11,283
   Deferred income taxes                                20,411        20,653
                                                  ------------   -----------
        Total current assets                           292,055       304,711

Property, plant and equipment                          446,266       437,771
   Less accumulated depreciation and amortization     (151,240)     (141,131)
                                                  ------------   -----------
     Net property, plant and equipment                 295,026       296,640

Goodwill, net                                          110,019       110,727
Other assets                                             8,144         8,132
                                                  ------------   -----------
                                                  $    705,244   $   720,210
                                                  ============   ===========

/TABLE

                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    April 3,     January 2,
                                                      1999          1999
                                                  ------------   ------------
                                                  (in thousands, except share
                                                        and per share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt           $      2,837   $      2,329
   Accounts payable                                     30,609         33,825
   Accrued compensation and related benefits            28,664         27,219
   Other accrued expenses                               20,630         19,484
                                                  ------------   ------------
     Total current liabilities                          82,740         82,857

Other liabilities:

   Long-term debt                                      334,732        351,939
   Deferred income taxes                                15,393         15,126
   Other liabilities                                    10,110         11,514

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                        --             --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 21,300,831 shares
     (21,157,198 shares at January 2, 1999)                213            212
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                       21             21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                            --             --
   Additional paid-in capital                          218,081        215,906
   Retained earnings                                    43,954         42,635
                                                  ------------   ------------
     Total shareholders' equity                        262,269        258,774
                                                  ------------   ------------
                                                  $    705,244   $    720,210
                                                  ============   ============





                            See accompanying notes.

                                DAN RIVER INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended
                                      --------------------------
                                      April 3,         April 4,
                                        1999             1998
                                      ---------        ---------
                                (in thousands, except per share data)
Net sales                             $ 169,536        $ 120,943

Costs and expenses:
  Cost of sales                         141,641           94,898
  Selling, general and
    administrative expenses              17,362           13,901
  Amortization of goodwill                  696                -
                                      ---------        ---------

Operating income                          9,837           12,144

Other income                                290              280
Interest expense                         (7,344)          (3,820)
                                      ---------        ---------
Income before income taxes                2,783            8,604

Provision for income taxes                1,233            3,202
                                      ---------        ---------
Net income                            $   1,550        $   5,402
                                      =========        =========

Earnings per share:
  Basic                               $    0.07        $    0.29
                                      =========        =========
  Diluted                             $    0.07        $    0.28
                                      =========        =========













                            See accompanying notes.

                                DAN RIVER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                  ---------------------------
                                                    April 3,       April 4,
                                                      1999           1998
                                                  ------------   ------------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                     $    1,550     $    5,402
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Noncash interest expense                          188            316
       Depreciation and amortization of
         property, plant and equipment                10,200          7,557
       Amortization of goodwill                          696              -
       Deferred income taxes                             509            754
       Writedown/disposal of assets                       12             31
       Changes in operating assets and liabilities
         Accounts receivable                           1,208          1,392
         Inventories                                   9,361         (6,897)
         Prepaid expenses and other assets               (29)        (1,378)
         Accounts payable and accrued expenses           811          5,334
         Other liabilities                            (1,404)             7
                                                  ----------     ----------
           Net cash provided by operating
           activities                                 23,102         12,518
                                                  ----------     ----------
Cash flows from investing activities:
   Capital expenditures                               (9,728)        (8,379)
   Proceeds from sale of assets                          661            705
                                                  ----------     ----------
           Net cash used by investing activities      (9,067)        (7,674)
                                                  ----------     ----------
Cash flows from financing activities:
   Payments of long-term debt                           (541)          (485)
   Net payments - working capital facility           (16,000)        (4,000)
   Proceeds from exercise of stock options             1,636              -
                                                  ----------     ----------
           Net cash used by financing
             activities                              (14,905)        (4,485)
                                                  ----------     ----------
Net increase (decrease) in cash and cash
   equivalents                                          (870)           359
Cash and cash equivalents at beginning of period       3,356          1,759
                                                  ----------     ----------
Cash and cash equivalents at end of period        $    2,486     $    2,118
                                                  ==========     ==========



                            See accompanying notes.

                                DAN RIVER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Dan River Inc. and its wholly-owned subsidiaries, (collectively, the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

2.   Inventories

     The components of inventory are as follows:

                                          April 3,            January 2,
                                            1999                 1999
                                        ------------         ------------
                                                 (in thousands)
          Finished goods                $ 59,741            $ 60,914
          Work in process                 90,036              96,534
          Raw materials                    2,993               4,007
          Supplies                        12,914              13,590
                                        --------            --------
               Total Inventories        $165,684            $175,045
                                        ========            ========

3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                            Total
                                      Additional            Share-
                      Common Stock     Paid-In    Retained  holders'
                    Class A  Class B   Capital    Earnings  Equity
                    ------- --------  ----------  --------  ----------
                                    (in thousands)
Balance at Janu-
  ary 2, 1999       $  212  $   21      $215,906  $42,635   $258,774

Net income              --      --           --     1,550      1,550
Exercise of stock
  options                1      --         1,635       --      1,636
Tax effect of stock
  options exercised    --       --           540       --        540
Retirement of
  Common Stock          --      --           --      (231)      (231)
                    ------  ------      --------  -------   --------
Balance at April
  3, 1999           $  213  $   21      $218,081  $43,954   $262,269
                    ======= ======      ========  =======   ========

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                      Three Months Ended
                                                  ---------------------------
                                                    April 3,      April 4,
                                                      1999           1998
                                                  ------------   ------------
Numerator for basic and diluted earnings
  per share -- net income                         $ 1,550,000    $ 5,402,000
                                                  ===========    ===========
Denominator:
  Denominator for basic earnings per share--
    weighted-average shares                        23,355,214     18,837,866

  Effect of dilutive securities:
    Employee stock options                            168,379        236,184
                                                  -----------    -----------
  Denominator for diluted earnings per share--
    weighted average shares adjusted for
    dilutive securities                            23,523,593     19,074,050
                                                  ===========    ===========

Basic earnings per share                          $      0.07    $      0.29
                                                  ===========    ===========
Diluted earnings per share                        $      0.07    $      0.28
                                                  ===========    ===========


5.   Segment Information

     Summarized information by reportable segment is shown in the following tables:


                                                      Three Months Ended
                                                  ---------------------------
                                                    April 3,      April 4,
                                                      1999           1998
                                                  ------------   ------------
                                                        (in thousands)
   Net sales:
      Home Fashions                               $   117,390    $    69,588
      Apparel Fabrics                                  40,228         51,355
      Engineered Products                              11,918             --
                                                  ___________    ___________
      Consolidated net sales                      $   169,536    $   120,943
                                                  ============   ===========

   Operating income (loss):
      Home Fashions                                    11,764          6,197
      Apparel Fabrics                                    (127)         7,446
      Engineered Products                                 537             --
      Corporate items not allocated to segments:
         Amortization of goodwill                        (696)            --
         Depreciation                                  (1,409)        (1,370)
         Other                                           (232)          (129)
                                                  ___________    ___________
      Consolidated operating income               $     9,837    $    12,144
                                                  ===========    ===========



6.   Recent Accounting Pronouncements

     Effective January 3, 1999, the Company prospectively adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that certain costs incurred in connection with developing or obtaining software for internal use be capitalized and amortized over the estimated useful life of the software. The effect of adopting the SOP was to increase net income for the quarter ended April 3, 1999 by $181,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

NET SALES

Net sales for the first quarter of 1999 were $169.5 million, an increase of $48.6 million or 40.2% from net sales of $120.9 million for the first quarter of 1998.

Home Fashions

Net sales of Home Fashions products for the first quarter of fiscal 1999 were $117.4 million, up $47.8 million or 68.7% from the first quarter of fiscal 1998. The acquisition of The Bibb Company ("Bibb") in October 1998 contri-buted $38.9 million of this increase. The remainder of the increase, ($8.9 million) was primarily attributable to increased sales of bed ensembles, which were up $8.6 million for the quarter.

Apparel Fabrics

Net sales of Apparel Fabrics for the first quarter of fiscal 1999 were $40.2 million, down $11.1 million or 21.7% from the first quarter of fiscal 1998. The sales decrease reflected lower sales in all product categories, including the segment's largest category, shirting products, in which sales declined $7.6 million or 23.0% from the first quarter of fiscal 1998.

Engineered Products

Net sales of Engineered Products for the first quarter of fiscal 1999 were $11.9 million. The Engineered Products segment was acquired as part of the acquisition of Bibb in October 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses for the first quarter of fiscal 1999 were $17.4 million (10.2% of net sales), an increase of $3.5 million or 24.9% from $13.9 million (11.5% of net sales) for the first quarter of fiscal 1998. Virtually all ($3.4 million) of the increase was due to incremental expenses resulting from the acquisition of Bibb.

OPERATING INCOME

Total operating income for the first quarter of fiscal 1999 was $9.8 million (5.8% of net sales) compared to $12.1 million (10.0% of net sales) for the first quarter of fiscal 1998.

Home Fashions

Operating income for the Home Fashions segment was $11.8 million for the first quarter of fiscal 1999. This compares to operating income of $6.2 million for the first quarter of fiscal 1998. The acquisition of Bibb added $3.9 million of operating income. Excluding Bibb, operating income increased

$1.6 million, primarily due to lower raw material prices during the quarter. Absent the lower raw material costs, operating income would have been flat, reflecting higher volumes offset by lower average pricing due to a competitive pricing environment.

Apparel Fabrics

The Apparel Fabrics segment had an operating loss of $127,000 for the first quarter of fiscal 1999. This compares to operating income of $7.4 million for the first quarter of fiscal 1998. The reduction in operating income reflects lower sales volume, a very competitive pricing environment, and higher manufacturing costs resulting from reduced capacity utilization and the associated under-absorption of fixed costs. This was offset somewhat by favorable raw material costs.

Engineered Products

The Engineered Products segment generated $0.5 million in operating income for the first quarter of fiscal 1999.

Corporate Items (not allocated to segments)

Amortization of goodwill was $0.7 million for the first quarter of fiscal 1999 and was entirely attributable to goodwill from the acquisition of Bibb.

Other expenses totaled $1.6 million in the first quarter of fiscal 1999 compared to $1.5 million in the first quarter of fiscal 1998. These expenses consisted primarily of depreciation on the write-up of the Company's fixed assets from when it was acquired in 1989.

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 1999 was $7.3 million, up $3.5 million or 92.2% from the first quarter of fiscal 1998. The increase in interest expense was due to higher debt levels as a result of the acquisition of Bibb, offset somewhat by lower average interest rates.

INCOME TAX PROVISION

The income tax provision was $1.2 million in the first quarter of fiscal 1999 (44.3% of pre-tax income) compared to $3.2 million (37.2% of pre-tax income) in the first quarter of fiscal 1998. The higher effective tax rate in the first quarter of fiscal 1999 was caused by non-deductible goodwill amortization. Both the first quarter of fiscal 1999 and the first quarter of fiscal 1998 reflect small tax-free gains on insurance claims reflected under other income.

NET INCOME AND EARNINGS PER SHARE

Net income for the first quarter of fiscal 1999 was $1.6 million or $0.07 per share (diluted) in comparison with $0.28 per share (diluted) for the first quarter of fiscal 1998. Weighted average shares outstanding increased from
19.1 million for the first quarter of fiscal 1998 to 23.5 million for the first quarter of fiscal 1999 as a result of shares issued in connection with the acquisition of Bibb.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its working capital line of credit, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company had a debt to total capital ratio of 56.3% at April 3, 1999.

Credit Facilities and Vendor Financing

The Company maintains a $150 million secured working capital line of credit. The working capital line of credit is secured by the Company's accounts receivable and inventories. As of April 3, 1999, $76.9 million was used and $73.1 million was unused and available for borrowing.

The working capital line of credit bears interest at the Base Rate plus applicable percentage, as defined (7.88% as of May 4, 1999) or LIBOR plus applicable percentage (6.38% as of May 4, 1999), for periods of one, two, three or six months, at the Company's option. The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of September 30, 2003.

The working capital line of credit is provided pursuant to a loan agreement which contains certain covenants, including the maintenance of a certain interest coverage ratio and maximum debt levels, and limitations on mergers and consolidations, affiliated transactions, incurring liens, disposing of assets and limitations on investments. An event of default under the loan agreement includes Change of Control (as defined) as well as non-compliance with certain other provisions.

Working Capital

Net cash generated from operating activities was $23.1 million in the three months ended April 3, 1999. Included in that amount is a source of cash from operating assets and liabilities of $9.9 million, comprised of a $11.4 million source from operating working capital (accounts receivable - $1.2 million source, inventories - $9.4 million source, and accounts payable and accrued expenses - $0.8 million source) and a $1.4 million use of cash for other liabilities.

During the comparable three month period ended April 4, 1998, net cash generated from operating activities was $12.5 million. Included in that amount is a use of cash for operating assets and liabilities of $1.5 million, primarily comprised of a $0.2 million use for operating working capital (accounts receivable - $1.4 million source, inventories - $6.9 million use, and accounts payable and accrued expenses - $5.3 million source) and a $1.4 million use of cash for prepaid expenses and other assets.

Capital Improvements

During the first three months of fiscal 1999, the Company purchased $9.7 million in equipment and manufacturing improvements.

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

Like most owners of computer software, the Company is replacing or modifying a significant portion of its computer software to handle the Year 2000 problem. This includes business applications and embedded systems such as manufacturing equipment, voice and data communications and Enterprise Resource Planning ("ERP") systems. Through fiscal 1998, the Company had spent approximately $7.0 million, and expects to spend approximately $10 million in fiscal 1999, in connection with modifying its computer information systems to ensure the proper processing of transactions relating to Year 2000 and beyond. Most of these amounts are expenditures to implement certain new or improved systems which not only achieve Year 2000 compliance, but significantly improve and expand operational capabilities of certain of the Company's computer systems and, therefore, are being capitalized. Costs associated strictly with the Company's Year 2000 remediation program (excluding costs relating to capital improvements to systems that are not directly related to remediating Year 2000 problems in such systems) are being expensed as incurred. All amounts are being funded with cash from operations or borrowings under the Company's working capital line of credit. There can be no assurance that the cost of the Company's Year 2000 program will not materially exceed expectations.

Specifically, the Company has successfully implemented SAP R.3 for corporate financial and material management systems which are Year 2000 compliant and are operational. It is installing the SAP R.3 Enterprise Resource Planning
(ERP) System for its Home Fashions operations, which is expected to be completed during the second quarter of fiscal 1999. Required modifications of the Apparel Fabrics ERP system (Datatex) for Year 2000 compliance were completed in December 1998 with integrated testing planned for the second quarter of fiscal 1999. Also, Bibb's systems are being converted to the Company's systems. The corporate systems of Bibb, i.e., financial, material management, etc., were converted to SAP R.3 during the beginning of the second quarter of fiscal 1999, and the Home Fashions and Engineered Products businesses are expected to be converted to SAP R.3 ERP by the end of the third quarter of fiscal 1999.

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

Based on analysis of its own systems and discussions with and surveys of its key vendors and customers, management currently believes that Company information systems affected by Year 2000 issues have been or will be timely identified and that its implementation plans will render all material systems Year 2000 compliant on a timely basis; however, should other entities upon whose systems the Company relies fail to properly address Year 2000 compliance issues, or should key resources required to achieve the initiatives described herein become unavailable or prove to be unreliable, the Company's effectiveness in achieving Year 2000 compliance could be delayed, which could have a material adverse effect on the Company's results of operations, financial condition and cash flow. The Company has begun the development of contingency plans and recovery procedures to deal with potential problems ranging from inoperable systems to failure of a critical utility or a supplier. The Company expects to finalize these contingency plans and procedures by July 1999. To the extent the Company experiences material Year 2000 problems and any such contingency plan is ineffective in remedying such problems, such Year 2000 problems could have a material adverse effect on the Company's results of operations, financial condition and cash flow.

                         PART II - OTHER INFORMATION

Items 1.       Legal Proceedings.

From time to time, the Company is a party to litigation arising in the ordinary course of its business. Except as described below, the Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company.

Bibb is a plaintiff in a lawsuit (previously reported in the Company's Annual Report on Form 10-K for its 1998 fiscal year) filed on June 5, 1998 in the General Court of Justice, Superior Court Division, Halifax County, North Carolina, styled WestPoint Stevens, Inc. ("WestPoint") and the Bibb Company
v. Panda-Rosemary Corporation and Panda Energy Corporation (collectively, including Panda-Rosemary, L.P., "Panda"), in which Bibb and WestPoint seek, among other things, a declaratory judgment as to the validity of an assignment by Bibb to WestPoint of Bibb's rights under a cogeneration agreement between Bibb and Panda in connection with the sale of Bibb's Roanoke Rapids towel operations to WestPoint in 1997. Panda counterclaimed seeking, among other things, damages against WestPoint and/or Bibb based on various theories of alleged breach of contract, tort, conspiracy and unfair competition, all based generally on the allegation that Bibb could not delegate its obligations under the contract without Panda's prior consent and that Panda is, therefore, entitled to terminate the contract and/or renegotiate the price to be paid by WestPoint for steam under the contract. In discovery Panda has alleged damages in excess of $40 million. On October 27, 1998, Panda-Rosemary, L.P. and Panda Energy Corporation sued WestPoint, Bibb and Dan River (as alleged successor to Bibb), making essentially the same allegations, in the County Court at Law No. Two, Dallas County, Texas.

WestPoint is currently purchasing steam from the cogeneration facility and Panda is accepting WestPoint's payments of the contract price for the steam. The Company and WestPoint are cooperating fully in the defense of this matter. The Company believes that Panda's position is without merit and intends, in cooperation with WestPoint, to vigorously defend the lawsuit. There can be no assurance, however, that the Company and WestPoint will prevail or that the Company will not suffer a judgment against it in an amount which would have a material adverse effect on its results of operations or financial condition. The Company's insurance carrier has taken the position that no coverage is available with respect to this matter.

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

                                   DAN RIVER INC.

Date:   May 13, 1999               /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Executive Vice President-Chief
                                   Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


                                 EXHIBIT INDEX
                                 -------------


Exhibit No.         Description of Exhibit                            Page
-----------         ----------------------                            ----

3.1                 Amended and Restated Articles of
                    Incorporation of Dan River Inc.
                    (incorporated by reference to
                    Exhibit 3.1 in Amendment No. 1
                    to Registration Statement on
                    Form S-1 (File No. 333-36479))

3.2                 Bylaws of Dan River Inc.
                    (incorporated by reference to
                    Exhibit 3.2 in Amendment No. 1
                    to Registration Statement on
                    Form S-1 (File No. 333-36479))

11                  Statement regarding Computation of
                    Earnings per share (incorporated by
                    reference to Note 4 to the Unaudited
                    Condensed Consolidated Financial
                    Statements included in this
                    Quarterly Report on Form 10-Q)

27                  Financial Data Schedule




