Form 10-Q
period 1999-07-03
DAN RIVER INC /GA/
filed 1999-08-06
CIK 914384

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

          For the quarterly period ended July 3, 1999
                                      OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of July 27, 1999:
                                                  Class A:  21,327,126 Shares
                                                  Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Forward Looking Statements.
--------------------------

This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward looking statements. The words "believes," "expects," "intends," "estimates" or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could", are intended to identify forward-looking statements. Specific forward looking statements contained in this Quarterly Report include, among others, statements regarding adequacy of the Company's liquidity and capital resources and the anticipated impact and cost of remediating Year 2000 problems. These forward looking statements are found in Part I, Item 2. There can be no assurance that the assumptions made by management are correct.

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



                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             See Following Pages.

                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 3,      January 2,
                                                      1999          1999
                                                  -----------    -----------
                                                  (in thousands, except share
                                                        and per share data)
                                    ASSETS
Current assets:
   Cash and cash equivalents                      $     4,935    $     3,356
   Accounts receivable, net                            82,580         94,374
   Inventories                                        168,161        175,045
   Prepaid expenses and other current assets            3,586         11,283
   Deferred income taxes                               20,411         20,653
                                                  -----------    -----------
        Total current assets                          279,673        304,711

Property, plant and equipment                         453,859        437,771
   Less accumulated depreciation and amortization    (160,366)      (141,131)
                                                  -----------    -----------
     Net property, plant and equipment                293,493        296,640

Goodwill, net                                         109,508        110,727
Other assets                                            8,814          8,132
                                                  -----------    -----------
                                                  $   691,488    $   720,210
                                                  ===========    ===========


                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 3,      January 2,
                                                      1999          1999
                                                  ------------   ------------
                                                  (in thousands, except share
                                                        and per share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt           $     12,345   $      2,329
   Accounts payable                                     29,480         33,825
   Accrued compensation and related benefits            25,394         27,219
   Other accrued expenses                               17,373         19,484
                                                  ------------   ------------
     Total current liabilities                          84,592         82,857

Other liabilities:

   Long-term debt                                      311,684        351,939
   Deferred income taxes                                17,118         15,126
   Other liabilities                                    12,766         11,514

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                        --             --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 21,307,275 shares
     (21,157,198 shares at January 2, 1999)                213            212
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                       21             21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                            --             --
   Additional paid-in capital                          218,213        215,906
   Retained earnings                                    46,881         42,635
                                                  ------------   ------------
     Total shareholders' equity                        265,328        258,774
                                                  ------------   ------------
                                                  $    691,488   $    720,210
                                                  ============   ============




                            See accompanying notes.

                                DAN RIVER INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                           Three Months Ended           Six Months Ended
                         -----------------------      ----------------------
                          July 3,       July 4,       July 3,       July 4,
                            1999          1998          1999          1998
                         ---------      --------      --------      --------

                                   (in thousands, except per share data)

Net sales                $ 154,104      $ 118,596     $ 323,640   $ 239,539

Costs and expenses:
  Cost of sales            125,257         91,459       266,899     186,356
  Selling, general
     and administrative
     expenses               16,034         13,285        33,395      27,187
  Amortization of
     goodwill                  696             --         1,392          --
  Other operating
     costs, net                 --           (400)           --        (400)
                         ---------      ---------     ---------   ---------
Operating income            12,117         14,252        21,954      26,396

Other income                    69            138           358         417
Interest expense            (6,985)        (3,852)      (14,329)     (7,671)
                         ---------      ---------     ---------   ---------
Income before
  income taxes               5,201         10,538         7,983      19,142

Provision for
  income taxes               2,274          4,060         3,507       7,262
                         ---------      ---------     ---------   ---------
Net income               $   2,927      $   6,478     $   4,476   $  11,880
                         =========      =========     =========   =========

Earnings per share:

  Basic                  $    0.13      $    0.34     $    0.19   $    0.63
                         =========      =========     =========   =========

  Diluted                $    0.12      $    0.34     $    0.19   $    0.62
                         =========      =========     =========   =========




                            See accompanying notes

                                DAN RIVER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                  ---------------------------
                                                    July 3,        July 4,
                                                      1999           1998
                                                  ------------   ------------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                      $    4,476    $   11,880
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Noncash interest expense                           376           417
       Depreciation and amortization of
         property, plant and equipment                 19,530        15,048
       Amortization of goodwill                         1,392            --
       Deferred income taxes                            2,234         1,712
       Writedown/disposal of assets                       (48)         (351)
       Changes in operating assets and liabilities
         Accounts receivable                           12,058         9,842
         Inventories                                    6,793       (15,271)
         Prepaid expenses and other assets               (469)       (1,461)
         Accounts payable and accrued expenses         (6,665)      (11,337)
         Other liabilities                              1,989           973
                                                   ----------    ----------
           Net cash provided by operating
           activities                                  41,666        11,452
                                                   ----------    ----------
Cash flows from investing activities:
   Capital expenditures                               (18,352)      (21,254)
   Proceeds from sale of assets                         7,391         2,140
                                                   ----------    ----------
           Net cash used by investing activities      (10,961)      (19,114)
                                                   ----------    ----------
Cash flows from financing activities:
   Payments of long-term debt                          (1,081)         (500)
   Net borrowings (payments) - working
     capital facility                                 (29,000)        8,500
   Proceeds from exercise of stock options                955            --
                                                   ----------    ----------
           Net cash provided (used) by
             financing activities                     (29,126)        8,000
                                                   ----------    ----------
Net increase in cash and cash equivalents               1,579           338
Cash and cash equivalents at beginning of period        3,356         1,759
                                                   ----------    ----------
Cash and cash equivalents at end of period         $    4,935    $    2,097
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

2.   Inventories

     The components of inventory are as follows:

                                          July 3,             January 2,
                                           1999                  1999
                                        ------------         ------------
                                                 (in thousands)
          Finished goods                $ 67,662            $ 60,914
          Work in process                 83,972              96,534
          Raw materials                    3,759               4,007
          Supplies                        12,768              13,590
                                        --------            --------
               Total Inventories        $168,161            $175,045
                                        ========            ========

                                DAN RIVER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                            Total
                                      Additional            Share-
                      Common Stock     Paid-In    Retained  holders'
                    Class A  Class B   Capital    Earnings  Equity
                    ------- --------  ----------  --------  ----------
                                    (in thousands)
Balance at Janu-
  ary 2, 1999       $  212  $   21      $215,906  $42,635   $258,774
Net income              --      --            --    4,476      4,476
Exercise of stock
  options                1      --         1,691       --      1,692
Tax effect of stock
  options exercised     --      --           616       --        616
Retirement of
  Common Stock          --      --            --     (230)      (230)
                    ------  ------      --------  -------   --------
Balance at July
  3, 1999           $  213  $   21      $218,213  $46,881   $265,328
                    ======= ======      ========  =======   ========

                                DAN RIVER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                           Three Months Ended           Six Months Ended
                         -----------------------      ----------------------
                          July 3,       July 4,       July 3,       July 4,
                            1999          1998          1999          1998
                         ---------      --------      --------      --------
                                (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share -- net
  income                 $   2,927      $   6,478     $   4,476    $  11,880
                         =========      =========     =========    =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                  23,368         18,833        23,362       18,835

  Effect of dilutive
    securities:
      Employee stock
      options                  162            303           165          269
                         ---------      ---------     ---------    ---------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities     23,530         19,136        23,527      19,104
                         =========      =========     =========   =========
Earnings per share:

  Basic                  $    0.13      $    0.34     $    0.19   $    0.63
                         =========      =========     =========   =========

  Diluted                $    0.12      $    0.34     $    0.19   $    0.62
                         =========      =========     =========   =========



5.   Segment Information

     Summarized information by reportable segment is shown in the following tables:


                           Three Months Ended           Six Months Ended
                         -----------------------      ----------------------
                          July 3,       July 4,       July 3,       July 4,
                            1999          1998          1999          1998
                         ---------      --------      --------      --------
                                              (in thousands)

Net sales:
     Home Fashions       $ 103,379      $  70,098     $ 220,769   $ 139,685
     Apparel Fabrics        39,395         48,498        79,623      99,854
     Engineered Products    11,330             --        23,248          --
                         ---------      ---------     ---------   ---------
     Consolidated net
       sales             $ 154,104      $ 118,596     $ 323,640   $ 239,539
                         =========      =========     =========   =========

Operating income:
     Home Fashions       $  12,203      $   8,319     $  23,965  $   14,516
     Apparel Fabrics         1,300          6,629         1,174      14,075
     Engineered Products     1,035             --         1,572          --
     Corporate items not
       allocated to
       segments:
       Amortization of
         goodwill             (696)            --        (1,392)         --
       Other operating
         costs, net             --            400            --         400
       Depreciation         (1,326)        (1,051)       (2,735)     (2,421)
       Other                  (399)           (45)         (630)       (174)
                         ---------      ---------     ---------   ---------

     Consolidated
       operating income  $  12,117      $  14,252     $  21,954  $   26,396
                         =========      =========     =========  ==========



6.   Recent Accounting Pronouncements

     Effective January 3, 1999, the Company prospectively adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that certain costs incurred in connection with developing or obtaining software for internal use be capitalized and amortized over the estimated useful life of the software. The effect of adopting SOP was to increase net income for the six months ended July 3, 1999 by $366,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     Comparison of Three Months Ended July 3, 1999 and July 4, 1998

NET SALES

Net sales for the second quarter of fiscal 1999 were $154.1 million, an increase of $35.5 million or 29.9% from net sales of $118.6 million in the second quarter of fiscal 1998.

Net sales of Home Fashions Products for the second quarter of fiscal 1999 were $103.4 million, up $33.3 million or 47.5% from the second quarter of fiscal 1998. The increase was attributable to incremental sales from the acquisition of The Bibb Company ("Bibb") in October 1998, offset by lower sales of bed ensembles.

Net sales of Apparel Fabrics for the second quarter of fiscal 1999 were $39.4 million, down $9.1 million or 18.8% from the second quarter of fiscal 1998. The decrease was due to lower sales of shirting fabric, the segment's largest product category, for which both unit volumes and average pricing decreased from the second quarter of the prior year.

Net sales of Engineered Products were $11.3 million in the second quarter of fiscal 1999. The Company began operating in this segment in October 1998 with the acquisition of Bibb.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses were $16.0 million in the second quarter of fiscal 1999 or 10.4% of net sales, an increase of $2.7 million or 20.7% from the second quarter of fiscal 1998, during which they represented
11.2 of net sales. Substantially all of the increase can be attributed to incremental expenses resulting from the acquisition of Bibb.

OPERATING INCOME

Consolidated operating income for the second quarter of fiscal 1999 was $12.1 million (7.9% of net sales) compared to $14.3 million (12.0% of net sales) for the second quarter of fiscal 1998.

Operating income for the Home Fashions segment was $12.2 million for the second quarter of fiscal 1999, compared to $8.3 million for the second quarter of fiscal 1998. The increase in operating income generally parallels the increase in sales. Operating income was favorably impacted by lower raw material costs as well as cost savings from the integration of Bibb. This was offset by the sale of a less favorable mix of products in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998.

Operating income for the Apparel Fabrics segment decreased to $1.3 million in the second quarter of fiscal 1999 from $6.6 million in the second quarter of fiscal 1998. The decrease in operating income reflects lower sales volume, a very competitive pricing environment, and higher per unit manufacturing costs resulting from reduced capacity utilization, offset somewhat by favorable raw material costs. Cost savings associated with the closure of the Spindale greige mill in the first quarter of fiscal 1999 partially mitigated the under-absorption of fixed costs.

The Engineered Products segment generated $1.0 million in operating income for the second quarter of fiscal 1999.

Corporate items not allocated to segments consisted of $2.4 million in expenses for the second quarter of fiscal 1999. Corporate items for the second quarter of fiscal 1998 consisted of $1.1 million in expenses, offset by a $0.4 million gain on the termination of a lease. The increase in expenses was caused mostly by amortization of goodwill resulting from the Bibb acquisition, higher costs of maintaining idle facilities and higher depreciation.

INTEREST EXPENSE

Interest expense for the second quarter of fiscal 1999 was $7.0 million, up $3.1 million or 81.3% from the second quarter of fiscal 1998. The increase in interest expense was due to higher debt levels as a result of the acquisition of Bibb, offset somewhat by lower average interest rates.

INCOME TAX PROVISION

The income tax provision was $2.3 million in the second quarter of fiscal 1999 (43.7% of pre-tax income) compared to $4.1 million (38.5% of pre-tax income) in the second quarter of fiscal 1998. The higher effective tax rate in the second quarter of fiscal 1999 was caused by nondeductible goodwill amortization.

NET INCOME AND EARNINGS PER SHARE

Net income for the second quarter of fiscal 1999 was $2.9 million or $0.12 per share (diluted), compared to $6.5 million or $0.34 per share (diluted) for the second quarter of fiscal 1998. Weighted average shares outstanding increased from 19.1 million in the second quarter of fiscal 1998 to 23.5 million in the second quarter of fiscal 1999, primarily as a result of shares issued in connection with the acquisition of Bibb.


     Comparison of Six Months Ended July 3, 1999 and July 4, 1998

NET SALES

Net sales for the first six months of fiscal 1999 were $323.6 million, an increase of $84.1 million or 35.1% from net sales of $239.5 million in the first six months of fiscal 1998.

Net sales of Home Fashions Products for the first six months of fiscal 1999 were $220.8 million, up $81.1 million or 58.0% from the first six months of fiscal 1998. The increase was attributable to incremental sales from the acquisition of The Bibb Company.

Net sales of Apparel Fabrics for the first six months of fiscal 1999 were $79.6 million, down $20.2 million or 20.3% from the first six months of fiscal 1998. The decrease was due to lower sales of shirting fabric, the segment's largest product category, for which both unit volumes and average pricing decreased from the prior year.

Net sales of Engineered Products were $23.2 million in the first six months of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses were $33.4 million in the first six months of fiscal 1999 or 10.3% of net sales, an increase of $6.2 million or 22.8% from the first six months of fiscal 1998, during which they represented 11.3 of net sales. Substantially all of the increase can be attributed to incremental expenses resulting from the acquisition of Bibb.

OPERATING INCOME

Consolidated operating income for the first six months of fiscal 1999 was $22.0 million (6.8% of net sales) compared to $26.4 million (11.0% of net sales) for the first six months of fiscal 1998.

Operating income for the Home Fashions segment was $24.0 million for the first six months of fiscal 1999, compared to $14.5 million for the first six months of fiscal 1998. The increase in operating income generally parallels the increase in sales. Operating income was favorably impacted by lower raw material costs as well as cost savings from the integration of Bibb. This was offset by the sale of a less favorable mix of products in the first six months of fiscal 1999 compared to the first six months of fiscal 1998.

Operating income for the Apparel Fabrics segment decreased to $1.2 million in the first six months of fiscal 1999 from $14.1 million in the first six months of fiscal 1998. The decrease in operating income reflects lower sales volume, a very competitive pricing environment, and higher per unit manufacturing costs resulting from reduced capacity utilization, offset somewhat by favorable raw material costs. Cost savings associated with the closure of the Spindale greige mill in the first quarter of fiscal 1999 partially mitigated the under-absorption of fixed costs.

The Engineered Products segment generated $1.6 million in operating income for the first six months of fiscal 1999.

Corporate items not allocated to segments consisted of $4.8 million in expenses for the first six months of fiscal 1999. Corporate items for the first six months of fiscal 1998 consisted of $2.6 million in expenses, offset by a $0.4 million gain on the termination of a lease. The increase in expenses was caused mostly by amortization of goodwill resulting from the Bibb acquisition, higher costs of maintaining idle facilities and higher depreciation.

INTEREST EXPENSE

Interest expense for the first six months of fiscal 1999 was $14.3 million, up $6.7 million or 86.8% from the first six months of fiscal 1998. The increase in interest expense was due to higher debt levels as a result of the acquisition of Bibb, offset somewhat by lower average interest rates.

INCOME TAX PROVISION

The income tax provision was $3.5 million in the first six months of fiscal 1999 (43.9% of pre-tax income) compared to $7.3 million (37.9% of pre-tax income) in the first six months of fiscal 1998. The higher effective tax rate in the first six months of fiscal 1999 was caused by nondeductible goodwill amortization. Both the first six months of fiscal 1999 and the first six months of fiscal 1998 reflect small tax-free gains on insurance claims reflected under Other Income.

NET INCOME AND EARNINGS PER SHARE

Net income for the first six months of fiscal 1999 was $4.5 million or $0.19 per share (diluted), compared to $11.9 million or $0.62 per share (diluted) for the first six months of fiscal 1998. Weighted average shares outstanding increased from 19.1 million in the first six months of fiscal 1998 to 23.5 million in the first six months of fiscal 1999, primarily as a result of shares issued in connection with the acquisition of Bibb.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its working capital line of credit, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company had a debt to total capital ratio of 55.0% at July 3, 1999.

Credit Facilities and Vendor Financing

The Company maintains a $150 million secured working capital line of credit. The working capital line of credit is secured by the Company's accounts receivable and inventories. As of July 3, 1999, $64.8 million was used and $85.2 million was unused and available for borrowing.

The working capital line of credit bears interest at the Base Rate plus applicable percentage, as defined (8.13% as of July 29, 1999) or LIBOR plus applicable percentage (6.69% as of July 29, 1999), for periods of one, two, three or six months, at the Company's option. The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of September 30, 2003.

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

Working Capital

Net cash generated from operating activities was $41.7 million in the six months ended July 3, 1999. Included in that amount is a source of cash for operating assets and liabilities of $13.7 million, primarily comprised of a $12.2 million source for operating working capital (accounts receivable - $12.1 million source, inventories - $6.8 million source, and accounts payable and accrued expenses - $6.7 million use) and a $1.5 million source of cash for prepaid expenses and other assets and other liabilities.

During the comparable six month period ended July 4, 1998, net cash generated from operating activities was $11.5 million. Included in that amount is a use of cash for operating assets and liabilities of $17.3 million, primarily comprised of a $16.8 million use for operating working capital (accounts receivable - $9.8 million source, inventories - $15.3 million use, and accounts payable and accrued expenses - $11.3 million use) and a $0.5 million use of cash for prepaid expenses and other assets and other liabilities.

Capital Improvements

During the first six months of 1999, the Company purchased $18.4 million in equipment and manufacturing improvements.

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

Specifically, the Company has successfully implemented SAP R.3 for corporate financial and material management systems which are warranted by the vendor to be Year 2000 compliant and are operational. It has successfully implemented the SAP R.3 Enterprise Resource Planning (ERP) System for its Home Fashions operations for customer order management, inventory management and distribution. Required modifications of the Apparel Fabrics ERP system (Datatex) for Year 2000 compliance were completed in December 1998 with integrated testing planned for the third quarter of fiscal 1999. Also, Bibb's systems are being converted to the Company's systems. The corporate systems of Bibb, i.e., financial, material management, etc., were converted to SAP R.3 during the beginning of the second quarter of fiscal 1999, and Bibb's Home Fashions and Engineered Products businesses are expected to be converted to SAP R.3 ERP by the end of November 1999.

The Company is dependent upon the successful efforts of its customers and suppliers of goods, services and essential utilities to identify and remediate their Year 2000 problems and could be materially and adversely affected by the failure of one or more of these efforts. The Company has communicated with its major suppliers and customers. Efforts include the collection and evaluation of voluntary representations made or provided by those parties. Although the Company will continue to take reasonable care to gather information about external parties, such information is not always provided voluntarily, is not otherwise available, or may not be reliable. While the Company obtains its goods (including raw materials) and services from a number of suppliers and sells its products to a large number of customers, if a sufficient number of these suppliers or customers experience Year 2000 problems that prevent or substantially impair their ability to continue to transact business with the Company as they currently do, the Company would be required to find alternative suppliers and/or customers for its products. Any delay or inability in finding such alternatives could have a material adverse effect on the Company's results of operations, financial condition and cash flow.

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

The Company has developed and continues to refine a draft contingency plan and recovery procedures to deal with potential problems ranging from inoperable systems to failure of a critical utility or a supplier. The contingency plan reflects the Company's best efforts to identify mission critical elements of its operations and provide for alternatives that would be expected to minimize Year 2000-related disruptions to those operations. Areas of particular attention include, for example, appropriate inventory levels of critical raw materials, supplies and work in process, alternative sources of supply, and action plans in the event of the failure of certain systems. Notwithstanding these efforts, there are certain systems, for example, certain distribution and warehouse systems, for which there exists in the Company's judgment no feasible alternative, and the Company believes that failure of these systems would, if not promptly remedied, have a material adverse effect on the Company's results of operations. Accordingly, the Company is focusing on identifying these critical systems, insuring that they are thoroughly tested for Year 2000 compliance, and being prepared to address any Year 2000 failure in a manner so as to minimize disruption of the Company's operations. There can be no assurance that these efforts will be successful, or that notwithstanding these efforts, the Company will not experience a Year 2000-related disruption which has a material adverse effect on its financial condition, and results of operations and cash flow.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

                         PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          The registrant's Annual Meeting of Shareholders was held on April 23, 1999. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

     1.   Election of Directors

          Election of Richard L. Williams to hold office until the Annual Meeting of Shareholders in 2002, or until his successor is elected and qualified:

          For:  26,690,170         Withheld:  28,193

          Continuing directors are Donald J. Keller, Joseph L. Lanier, Jr., Edward J. Lill and John F. Maypole.

     2. To ratify the appointment of Ernst & Young LLP as independent auditors of the registrant for fiscal 1999.

          For:  26,713,758         Against:  2,401          Abstained:  2,204


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          (The exhibits to this Form 10-Q are listed in the accompanying index to Exhibits.)

     (b)  Reports on Form 8-K:

     1. On April 9, 1999 Registrant filed a Current Report on Form 8-K, dated April 9, 1999, providing the Unaudited Pro forma Combined Statement of Income of Dan River Inc. for the fiscal year ended January 2, 1999.

     2. On April 9, 1999, Registrant filed Amendment No. 1 to Current Report on Form 8-K dated October 14, 1998, amending certain financial statements, proforma financial information and exhibits previously filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DAN RIVER INC.

Date:  August 6, 1999             /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Executive Vice President-Chief
                                   Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


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

3.2 Bylaws of Dan River Inc. (incorporated by reference to Exhibit 3.2 in Amendment No. 1 to Registration Statement on Form S-1 (File
                    No. 333-36479)).

10* First Amendment to Credit Agreement dated as of May 21, 1999, amending Credit Agreement dated as of October 14, 1998, among Dan River
                    Inc. and certain of its subsidiaries, the several lenders parties thereto and First Union
                    National Bank as Agent.

11                  Statement regarding Computation of
                    Earnings per share (incorporated by
                    reference to Note 4 to the Unaudited
                    Condensed Consolidated Financial
                    Statements included in this Quarterly
                    Report on Form 10-Q)

27* Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                    Commission for information only and not filed.

------------------
*Filed herewith.
