Form 10-Q
period 1999-10-02
DAN RIVER INC /GA/
filed 1999-11-12
CIK 914384

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

          For the quarterly period ended October 2, 1999
                                      OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of October 2, 1999:
                                                  Class A:  20,753,709 Shares
                                                  Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Forward Looking Statements.
--------------------------

This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward looking statements. The words "believes," "expects," "intends," "estimates" or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could", are intended to identify forward-looking statements. Specific forward looking statements contained in this Quarterly Report include, among others, statements regarding adequacy of the Company's liquidity and capital resources, and the anticipated impact and cost of remediating Year 2000 problems. These forward looking statements are found in Part I, Item 2. There can be no assurance that the assumptions made by management are correct.

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



                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             See Following Pages.

                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   October 2,    January 2,
                                                      1999          1999
                                                  -----------    -----------
                                                  (in thousands, except share
                                                        and per share data)
                                    ASSETS
Current assets:
   Cash and cash equivalents                      $     1,581    $     3,356
   Accounts receivable, net                            87,824         94,374
   Inventories                                        166,567        175,045
   Prepaid expenses and other current assets            6,250         11,283
   Deferred income taxes                               18,997         20,653
                                                  -----------    -----------
        Total current assets                          281,219        304,711

Property, plant and equipment                         462,145        437,771
   Less accumulated depreciation and amortization    (170,406)      (141,131)
                                                  -----------    -----------
     Net property, plant and equipment                291,739        296,640

Goodwill, net                                         111,123        110,727
Other assets                                            8,739          8,132
                                                  -----------    -----------
                                                  $   692,820    $   720,210
                                                  ===========    ===========


                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  October 2,     January 2,
                                                      1999          1999
                                                  ------------   ------------
                                                  (in thousands, except share
                                                        and per share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt           $     17,209   $      2,329
   Accounts payable                                     29,810         33,825
   Accrued compensation and related benefits            23,923         27,219
   Other accrued expenses                               18,371         19,484
                                                  ------------   ------------
     Total current liabilities                          89,313         82,857

Other liabilities:

   Long-term debt                                      304,130        351,939
   Deferred income taxes                                18,725         15,126
   Other liabilities                                    10,863         11,514

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                        --             --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 20,753,709 shares
     (21,157,198 shares at January 2, 1999)                208            212
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                       21             21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                            --             --
   Additional paid-in capital                          214,433        215,906
   Retained earnings                                    55,127         42,635
                                                  ------------   ------------
     Total shareholders' equity                        269,789        258,774
                                                  ------------   ------------
                                                  $    692,820   $    720,210
                                                  ============   ============




                            See accompanying notes.

                                DAN RIVER INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                           Three Months Ended           Nine Months Ended
                         -----------------------      ----------------------
                          October 2,    October 3,    October 2,   October 3,
                            1999          1998          1999          1998
                         ---------      --------      --------      --------

                                   (in thousands, except per share data)

Net sales                $ 155,766      $ 118,589     $ 479,406   $ 358,128

Costs and expenses:
  Cost of sales            123,001         90,768       389,899     277,124
  Selling, general
     and administrative
     expenses               16,071         14,313        49,467      41,500
  Amortization of
     goodwill                  728             --         2,120          --
  Other operating
     costs, net             (2,267)            --        (2,267)       (400)
                         ---------      ---------     ---------   ---------
Operating income            18,233         13,508        40,187      39,904

Other income                   114              4           472         421
Interest expense            (6,981)        (4,032)      (21,310)    (11,703)
                         ---------      ---------     ---------   ---------
Income before
  income taxes              11,366          9,480        19,349      28,622

Provision for
  income taxes               3,120          3,654         6,627      10,916
                         ---------      ---------     ---------   ---------
Net income               $   8,246      $   5,826     $  12,722   $  17,706
                         =========      =========     =========   =========

Earnings per share:

  Basic                  $    0.36      $    0.31     $    0.55   $    0.94
                         =========      =========     =========   =========

  Diluted                $    0.36      $    0.31     $    0.54   $    0.93
                         =========      =========     =========   =========




                            See accompanying notes

                                DAN RIVER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                  ---------------------------
                                                  October 2,      October 3,
                                                      1999           1998
                                                  ------------   ------------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                      $   12,722    $   17,706
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Noncash interest expense                           565           592
       Depreciation and amortization of
         property, plant and equipment                 29,669        22,457
       Amortization of goodwill                         2,120            --
       Deferred income taxes                            6,309         5,771
       Writedown/disposal of assets                       (27)          159
       Other operating costs, net                      (2,267)         (400)
       Changes in operating assets and liabilities
         Accounts receivable                            6,395         4,931
         Inventories                                    5,318       (35,091)
         Prepaid expenses and other assets               (236)       (1,678)
         Accounts payable and accrued expenses         (9,321)       (3,149)
         Other liabilities                              1,268            17
                                                   ----------    ----------
           Net cash provided by operating
             activities                                52,515        11,315
                                                   ----------    ----------
Cash flows from investing activities:
   Capital expenditures                               (26,075)      (29,843)
   Proceeds from sale of assets                         7,490         2,189
                                                   ----------    ----------
           Net cash used by investing activities      (18,585)      (27,654)
                                                   ----------    ----------
Cash flows from financing activities:
   Payments of long-term debt                          (1,773)         (651)
   Net borrowings (payments) - working
     capital facility                                 (31,000)       16,500
   Proceeds from exercise of stock options              1,082            --
   Repurchase of common stock                          (4,014)           --
                                                   ----------    ----------
           Net cash provided (used) by
             financing activities                     (35,705)       15,849
                                                   ----------    ----------
Net decrease in cash and cash equivalents              (1,775)         (490)
Cash and cash equivalents at beginning of period        3,356         1,759
                                                   ----------    ----------
Cash and cash equivalents at end of period         $    1,581    $    1,269
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

2.   Inventories

     The components of inventory are as follows:

                                         October 2,           January 2,
                                           1999                  1999
                                        ------------         ------------
                                                 (in thousands)
          Finished goods                $ 64,455            $ 60,914
          Work in process                 86,096              96,534
          Raw materials                    4,583               4,007
          Supplies                        11,433              13,590
                                        --------            --------
               Total Inventories        $166,567            $175,045
                                        ========            ========

3. During the quarter ended October 2, 1999 the Company finalized the valuation of assets acquired and liabilities assumed in connection with the October 14, 1998 acquisition of The Bibb Company. The purchase price exceeded the fair value of the net assets acquired by approximately $113.8 million and has been recorded as goodwill which is being amortized on a straight-line basis over 40 years.

                                DAN RIVER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Shareholders' Equity

     In August, 1999 the Board of Directors approved a share repurchase program authorizing the Company to spend up to $10 million to repurchase shares of Class A common stock. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. As of October 2, 1999 the Company had repurchased 576,739 shares for $4,015,000.

     Activity in Shareholders' Equity is as follows:

                                                            Total
                                      Additional            Share-
                      Common Stock     Paid-In    Retained  holders'
                    Class A  Class B   Capital    Earnings  Equity
                    ------- --------  ----------  --------  ----------
                                    (in thousands)
Balance at Janu-
  ary 2, 1999       $  212  $   21      $215,906  $42,635   $258,774
Net income              --      --            --   12,722     12,722
Stock option
  activity, net          2      --         2,536     (230)     2,308
Repurchase of
  common stock          (6)     --        (4,009)     --      (4,015)
                    ------  ------      --------  -------   --------
Balance at Octo-
  ber 2, 1999       $  208  $   21      $214,433  $55,127   $269,789
                    ======= ======      ========  =======   ========

5.   Other Operating Costs, Net

     During 1999 the Company donated its Riverside Long Mill to a local nonprofit historical organization for future renovation and development into a multi-use retail and residential facility. The Long Mill is one of two mill complexes which make up the Company's Riverside Apparel Fabrics weaving facilities in Danville, VA, that were shut down in 1997. At the time of the donation, approximately $1.8 million remained in reserves established in 1997, principally for demolition of the Riverside buildings. Due to the donation of the Long Mill, it is no longer anticipated that the remaining Riverside property will be demolished. Accordingly, the Company recorded a $1.8 million pre-tax gain from reversal of the remaining reserves in the third quarter of 1999.

     Also in the third quarter of fiscal 1999, the Company recorded a $0.5 million pre-tax gain due to a better than anticipated recovery on equipment written down in 1998 in connection with the closure of the Company's Apparel Fabrics weaving facility in Spindale, NC.

     In the nine months ended October 3, 1998, the Company recorded a $0.4 million pre-tax gain from the early termination of a lease.

                                DAN RIVER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Income Taxes

     The tax provision for the three and nine month periods ended October 2, 1999 includes a $1.5 million tax benefit from the charitable donation of the Company's Riverside Long Mill (see Note 5).

7.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                           Three Months Ended          Nine Months Ended
                         -----------------------      ----------------------
                          October 2,    October 3,    October 2,   October 3,
                            1999          1998          1999          1998
                         ---------      --------      --------      --------
                                (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share -- net
  income                 $   8,246      $   5,826     $  12,722    $  17,706
                         =========      =========     =========    =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                  23,148         18,825        23,291       18,832

  Effect of dilutive
    securities:
      Employee stock
      options                   29            182           120          240
                         ---------      ---------     ---------    ---------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities     23,177         19,007        23,411      19,072
                         =========      =========     =========   =========
Earnings per share:

  Basic                  $    0.36      $    0.31     $    0.55   $    0.94
                         =========      =========     =========   =========

  Diluted                $    0.36      $    0.31     $    0.54   $    0.93
                         =========      =========     =========   =========



8.   Segment Information

     Summarized information by reportable segment is shown in the following tables:


                           Three Months Ended          Nine Months Ended
                         -----------------------      ----------------------
                          October 2,    October 3,    October 2,   October 3,
                            1999          1998          1999          1998
                         ---------      --------      --------      --------
                                              (in thousands)

Net sales:
     Home Fashions       $ 109,822      $  71,354     $ 330,592   $ 211,039
     Apparel Fabrics        34,410         47,235       114,032     147,089
     Engineered Products    11,534             --        34,782          --
                         ---------      ---------     ---------   ---------
     Consolidated net
       sales             $ 155,766      $ 118,589     $ 479,406   $ 358,128
                         =========      =========     =========   =========

Operating income:
     Home Fashions       $  15,854      $   9,234     $  39,818  $   23,750
     Apparel Fabrics         2,063          5,771         3,238      19,846
     Engineered Products       459             --         2,031          --
     Corporate items not
       allocated to
       segments:
       Amortization of
         goodwill             (728)            --        (2,120)         --
       Other operating
         costs, net          2,267             --         2,267         400
       Depreciation         (1,427)        (1,339)       (4,162)     (3,761)
       Other                  (255)          (158)         (885)       (331)
                         ---------      ---------     ---------   ---------

     Consolidated
       operating income  $  18,233      $  13,508     $  40,187  $   39,904
                         =========      =========     =========  ==========



9.   Recent Accounting Pronouncements

     Effective January 3, 1999, the Company prospectively adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that certain costs incurred in connection with developing or obtaining software for internal use be capitalized and amortized over the estimated useful life of the software. The effect of adopting SOP was to increase net income for the nine months ended October 2, 1999 by $0.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     Comparison of Three Months Ended October 2, 1999 and October 3, 1998

NET SALES

Net sales for the third quarter of fiscal 1999 were $155.8 million, an increase of $37.2 million or 31.3%, from net sales of $118.6 million in the third quarter of fiscal 1998.

Net sales of Home Fashions Products for the third quarter of fiscal 1999 were $109.8 million, up $38.5 million or 53.9% from the third quarter of fiscal 1998. The increase was attributable to incremental sales from the acquisition of The Bibb Company ("Bibb") in October 1998.

Net sales of Apparel Fabrics for the third quarter of fiscal 1999 were $34.4 million, down $12.8 million or 27.2% from the third quarter of fiscal 1998. The decrease was due to lower volumes and lower prices in virtually all product categories. The most significant decline was in the segment's largest product category, shirting fabrics, where sales were down $8.4 million.

Net sales of Engineered Products were $11.5 million in the third quarter of fiscal 1999. The Company began operating in this segment in October 1998 with the acquisition of Bibb.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $16.l million in the third quarter of fiscal 1999 or 10.3% of net sales, an increase of $1.8 million or 12.3% from the third quarter of fiscal 1998, during which they represented 12.1% of net sales. Substantially, all of the increase can be attributed to incremental expenses resulting from the acquisition of Bibb.

OPERATING INCOME

Consolidated operating income for the third quarter of fiscal 1999 was $18.2 million (11.7% of net sales) compared to $13.5 million (11.4% of net sales) for third quarter of fiscal 1998.

     Segment Operating Income:

Operating income for the Home Fashions segment was $15.9 million for the third quarter of fiscal 1999, compared to $9.2 million for the third quarter of fiscal 1998. Operating income was favorably impacted by higher sales as a result of the acquisition of Bibb, lower manufacturing costs as a result of decreased usage of outside suppliers, lower raw material prices, and cost savings from the integration of Bibb.

Operating income for the Apparel Fabrics segment was $2.1 million for the third quarter of fiscal 1999, a decrease of $3.7 million or 64.3% from the third quarter of fiscal 1998. The decrease in operating income reflects the lower sales volume, a very competitive pricing environment, and higher per unit manufacturing costs resulting from reduced capacity utilization offset somewhat by favorable raw material costs. Cost savings associated with the closure of the Spindale greige mill in the first quarter of fiscal 1999 partially mitigated the under-absorption of fixed costs.

The Engineered Products segment generated $0.5 million in operating income for the third quarter of fiscal 1999.

     Corporate Items:

Amortization of goodwill, which is entirely attributable to the October, 1998 acquisition of Bibb, was $0.7 million in the third quarter of fiscal 1999.

Other operating costs, net for the third quarter of fiscal 1999 included a $1.8 million pre-tax gain from reversal of reserves established in a prior year, primarily for demolition of the Company's Riverside Apparel Fabrics weaving facilities in Danville, VA. During 1999 the Company donated the Riverside Long Mill, one of two mill complexes which make up the Riverside facilities, to a local nonprofit historical organization for future renovation and development into a multi-use retail and residential facility. Due to the donation of the Long Mill, it is no longer anticipated that the remaining Riverside property will be demolished. Also included in Other operating costs, net for the third quarter of fiscal 1999 is a $0.5 million pre-tax gain that was realized due to a better than anticipated recovery on equipment that was written down in 1998 in connection with the closure of the Company's Apparel Fabrics weaving facility in Spindale, NC.

Depreciation not allocated to the Company's business segments totaled $1.4 million for the third quarter of fiscal 1999, compared to $1.3 million for the third quarter of fiscal 1998, and is attributable to depreciation on the write-up of the Company's fixed assets from when it was acquired in 1989.

Other items not allocated to the Company's business segments, which totaled $0.3 million and $0.2 million for the third quarter of fiscal 1999 and 1998, respectively, include idle facility costs and sundry other items not related to business segment operations.

INTEREST EXPENSE

Interest expense for the third quarter of fiscal 1999 was $7.0 million, up $2.9 million or 73.1% from the third quarter of fiscal 1998. The increase in interest expense was due to higher debt levels as a result of the acquisition of Bibb, offset somewhat by lower average interest rates.

INCOME TAX PROVISION

The income tax provision was $3.1 million in the third quarter of fiscal 1999 (27.5% of pre-tax income) compared to $3.7 million (38.5% of pre-tax income) in the third quarter of fiscal 1998. The lower effective tax rate in the third quarter of fiscal 1999 is mainly attributable to a $1.5 million tax benefit from the charitable donation of the Company's Riverside Long Mill, which reduced the tax provision by 13.2% of pre-tax income. This was offset in part by the effect of nondeductible goodwill amortization, which increased the effective tax rate by approximately 2.5% of pre-tax income.

NET INCOME AND EARNINGS PER SHARE

Net income for the third quarter of fiscal 1999 was $8.2 million or $0.36 per share (diluted), compared to $5.8 million or $0.31 per share (diluted) for the third quarter of fiscal 1998. The current quarter results were affected by the following one-time items (discussed above) that, together, increased net income by $2.9 million, or $0.13 per diluted share: a $1.5 million tax benefit from the charitable donation of the Riverside Long Mill; a $1.8 million pre-tax gain ($1.1 million after-tax) from reversal of certain prior year reserves associated with the Riverside plant closure; and a $0.5 million pre-tax gain ($0.3 million after-tax) from the sale of equipment written down in 1998 in connection with the Spindale plant closure.

Weighted average shares outstanding increased from 19.0 million in the third quarter of fiscal 1998 to 23.2 million in the third quarter of fiscal 1999, primarily as a result of shares issued in connection with the acquisition of Bibb, offset by shares purchased under the Company's $10.0 million share repurchase program announced August 9, 1999.

     Comparison of Nine Months Ended October 2, 1999 and October 3, 1998

NET SALES

Net sales for the first nine months of fiscal 1999 were $479.4 million, an increase of $121.3 million or 33.9% from net sales of $358.1 million in the first nine months of fiscal 1998.

Net sales of Home Fashions Products for the first nine months of fiscal 1999 were $330.6 million, up $119.6 million or 56.6% from the first nine months of fiscal 1998. The increase was attributable to incremental sales from the acquisition of The Bibb Company.

Net sales of Apparel Fabrics for the first nine months of fiscal 1999 were $114.0 million, down $33.1 million or 22.5% from the first nine months of fiscal 1998. The decrease was primarily due to lower sales of shirting fabric, the segment's largest product category, for which both unit volumes and average pricing decreased from the prior year.

Net sales of Engineered Products were $34.8 million in the first nine months of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $49.5 million in the first nine months of fiscal 1999 or 10.3% of net sales, an increase of $8.0 million or 19.2% from the first nine months of fiscal 1998, during which they represented 11.6% of net sales. Substantially all of the increase can be attributed to incremental expenses resulting from the acquisition of Bibb.

OPERATING INCOME

Consolidated operating income for the first nine months of fiscal 1999 was $40.2 million (8.4% of net sales) compared to $39.9 million (11.1% of net sales) for the first nine months of fiscal 1998.

     Segment Operating Income:

Operating income for the Home Fashions segment was $39.8 million for the first nine months of fiscal 1999, compared to $23.8 million for the first nine months of fiscal 1998. The increase in operating income generally parallels the increase in sales. Operating income was also favorably impacted by lower raw material costs and lower manufacturing costs as a result of decreased usage of outside suppliers and cost savings from the integration of Bibb. This was offset by the sale of a less favorable mix of products in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

Operating income for the Apparel Fabrics segment decreased to $3.2 million in the first nine months of fiscal 1999 from $19.8 million in the first nine months of fiscal 1998. The decrease in operating income reflects lower sales volume, a very competitive pricing environment, and higher per unit manufacturing costs resulting from reduced capacity utilization, offset somewhat by favorable raw material costs. Cost savings associated with the closure of the Spindale greige mill in the first quarter of fiscal 1999 partially mitigated the under-absorption of fixed costs.

The Engineered Products segment generated $2.0 million in operating income for the first nine months of fiscal 1999.

     Corporate Items:

Amortization of goodwill, which is entirely attributable to the October, 1998 acquisition of Bibb, was $2.1 million for the first nine months of fiscal 1999.

Other operating costs, net for the first nine months of fiscal 1999 consisted of the net gains recorded in the third quarter (discussed above) related to the reversal of the Riverside reserves ($1.8 million pre-tax) and the sale of equipment that was written down in 1998 ($0.5 million pre-tax). Other operating costs, net for the first nine months of fiscal 1998 consisted of a $0.4 million pre-tax gain from the early termination of a lease.

Depreciation not allocated to the Company's business segments totaled $4.2 million for the first nine months of fiscal 1999, compared to $3.8 million for the first nine months of fiscal 1998, and is attributable to depreciation on the write-up of the Company's fixed assets from when it was acquired in 1989.

Other items not allocated to the Company's business segments, which totaled $0.9 million and $0.3 million for the first nine months of fiscal 1999 and 1998, respectively, include idle facility costs and sundry other items not related to business segment operations.

INTEREST EXPENSE

Interest expense for the first nine months of fiscal 1999 was $21.3 million, up $9.6 million or 82.1% from the first nine months of fiscal 1998. The increase in interest expense was due to higher debt levels as a result of the acquisition of Bibb, offset somewhat by lower average interest rates.

INCOME TAX PROVISION

The income tax provision was $6.6 million in the first nine months of fiscal 1999 (34.2 % of pre-tax income) compared to $10.9 million (38.1% of pre-tax income) in the first nine months of fiscal 1998. The lower effective tax rate in the first nine months of fiscal 1999 is mainly attributable to a $1.5 million tax benefit from the charitable donation of the Company's Riverside Long Mill, which reduced the tax provision by 7.8% of pre-tax income. This was offset in part by the effect of nondeductible goodwill amortization, which increased the effective tax rate by approximately 4.2% of pre-tax income.

NET INCOME AND EARNINGS PER SHARE

Net income for the first nine months of fiscal 1999 was $12.7 million or $0.54 per share (diluted), compared to $17.7 million or $0.93 per share (diluted) for the first nine months of fiscal 1998. Results for the first nine months of fiscal 1999 were affected by the following one-time items (discussed above) that, together, increased net income by $2.9 million, or $0.12 per diluted share: a $1.5 million tax benefit from the charitable donation of the Riverside Long Mill; a $1.8 million pre-tax gain ($1.1 million after-tax) from reversal of certain prior year reserves associated with the Riverside plant closure; and a $0.5 million pre-tax gain ($0.3 million after-tax) from the sale of equipment written down in 1998 in connection with the Spindale plant closure. Results for the first nine months of fiscal 1998 include a $0.4 million pre-tax gain ($0.2 million after-tax, or $0.01 per diluted share) from the early termination of a lease.


Weighted average shares outstanding increased from 19.1 million in the first nine months of fiscal 1998 to 23.4 million in the first nine months of fiscal 1999, primarily as a result of shares issued in connection with the acquisition of Bibb, offset by shares purchased under the Company's share repurchase program announced August 9, 1999.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company believes that internally generated cash flow, supplemented by borrowings under its working capital line of credit, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs. The Company had a debt to total capital ratio of 54.4% at October 2, 1999.

Credit Facilities

The Company maintains a $150 million secured working capital line of credit. The working capital line of credit is secured by the Company's accounts receivable and inventories. As of October 2, 1999, $62.6 million was used and $87.4 million was unused and available for borrowing.

The working capital line of credit bears interest at the Base Rate plus applicable percentage, as defined (8.50% as of November 9, 1999) or LIBOR plus applicable percentage (7.56% as of November 9, 1999), for periods of one, two, three or six months, at the Company's option. The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of September 30, 2003.

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

Working Capital

Net cash generated from operating activities in the nine months ending October 2, 1999 was $52.5 million, of which $49.1 million was generated by net income plus noncash items (net). Operating assets and liabilities generated an additional $3.4 million, primarily comprised of a $2.4 million source for operating working capital (accounts receivable - $6.4 million source, inventories - $5.3 million source, and accounts payable and accrued expenses - $9.3 million use) and a $1.0 million net source of cash for prepaid expenses and other assets, and other liabilities.

During the comparable nine month period ended October 3, 1998, net cash generated from operating activities was $11.3 million. Included in that amount is a use of cash for operating assets and liabilities of $35.0 million, primarily comprised of a $33.3 million use for operating working capital (accounts receivable - $4.9 million source, inventories - $35.1 million use, and accounts payable and accrued expenses - $3.1 million use) and a $1.7 million use of cash for prepaid expenses and other assets, and other liabilities.

Capital Improvements

During the first nine months of 1999, the Company purchased $26.1 million in equipment and manufacturing improvements.

Share Repurchase

In August, 1999 the Board of Directors approved a share repurchase program authorizing the Company to spend up to $10 million to repurchase shares of Class A common stock. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. As of October 2, 1999 the Company had repurchased 576,739 shares for $4,015,000.

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

Specifically, the Company has successfully implemented SAP R.3 for corporate financial and material management systems, which are warranted by the vendor to be Year 2000 compliant and are operational. It has successfully implemented the SAP R.3 Enterprise Resource Planning (ERP) System for its Home Fashions operations for customer order management, inventory management and distribution. Four manufacturing operations in Danville, Virginia will be converted to SAP R.3 by the end of November 1999. All Bibb systems were converted to SAP R.3 with the exception of Engineered Products Division systems. Engineered Products Division systems will be converted to SAP R.3 on December 5, 1999. Required modifications and testing of the Apparel Fabrics ERP system (Datatex) for Year 2000 compliance are complete.

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

The Company has developed and continues to refine a contingency plan and recovery procedures to deal with potential problems ranging from inoperable systems to failure of a critical utility or a supplier. The contingency plan reflects the Company's best efforts to identify mission critical elements of its operations and provide for alternatives that would be expected to minimize Year 2000-related disruptions to those operations. Areas of particular attention include, for example, appropriate inventory levels of critical raw materials, supplies and work in process, alternative sources of supply, and action plans in the event of the failure of certain systems. Notwithstanding these efforts, there are certain systems, for example, certain distribution and warehouse systems, for which there exists in the Company's judgment no feasible alternative, and the Company believes that failure of these systems would, if not promptly remedied, have a material adverse effect on the Company's results of operations. Accordingly, the Company is focusing on identifying these critical systems, insuring that they are thoroughly tested for Year 2000 compliance, and being prepared to address any Year 2000 failure in a manner so as to minimize disruption of the Company's operations. There can be no assurance that these efforts will be successful, or that notwithstanding these efforts, the Company will not experience a Year 2000-related disruption which has a material adverse effect on its financial condition, and results of operations and cash flow.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

                         PART II - OTHER INFORMATION

Items 1.       Legal Proceedings.

In its Annual Report on Form 10-K for the 1998 fiscal year and in its Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1999, the Company reported on related law suits styled WestPoint Stevens, Inc. and The Bibb Company v. Panda-Rosemary Corporation and Panda Energy Corporation (filed on June 5, 1998 in the General Court of Justice, Superior Court Division, Halifax County, North Carolina) (the "North Carolina Action") and Panda-Rosemary, L.P., and Panda Energy Corporation v. WestPoint Stevens, Inc., The Bibb Company and Dan River Inc. (filed October 27, 1998 in the County Court at Law No. 2, Dallas County, Texas) (the "Texas Action").

Pursuant to agreement, the litigants have filed to dismiss the Texas Action, and the North Carolina Action has been transferred to the North Carolina Business Court, sitting in Guilford County, North Carolina, in an action styled WestPoint Stevens, Inc. and The Bibb Company v. Panda-Rosemary Corporation and Panda-Rosemary, L.P., Case No. 99-CVS9918. As a result, Panda Energy Corporation and Dan River Inc. are not parties to the action in the Business Court. The Bibb Company, a wholly-owned subsidiary of Dan River Inc., remains a party.


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

                                   DAN RIVER INC.

Date:  November 12, 1999           /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Executive Vice President-Chief
                                   Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


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

3.2 Bylaws of Dan River Inc. (incorporated by reference to Exhibit 3.2 in Amendment No. 1 to Registration Statement on Form S-1 (File
                    No. 333-36479)).

11                  Statement regarding Computation of
                    Earnings per share (incorporated by
                    reference to Note 7 to the Unaudited
                    Condensed Consolidated Financial
                    Statements included in this Quarterly
                    Report on Form 10-Q)

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                    Commission for information only and not filed.

------------------
