Form 10-K405
period 2000-01-01
DAN RIVER INC /GA/
filed 2000-03-15
CIK 914384

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the Fiscal Year Ended January 1, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission File Number 1-13421

                               ----------------

                                DAN RIVER INC.
            (Exact name of registrant as specified in its charter)

             Georgia                                 58-1854637
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

                 2291 Memorial Drive, Danville, Virginia 24541
                   (Address of principal executive offices)

                                (804) 799-7000
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                Class A Common Stock par value $0.01 per share

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of February 25, 2000 (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date) was approximately $66,541,168.

  As of February 25, 2000, the registrant had 20,574,020 and 2,062,070 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                                 DAN RIVER INC.

                                                                       Page
                                                                    References
                                                                    ----------

                                     PART I

 Item 1.  Business................................................       3

 Item 2.  Properties..............................................      13

 Item 3.  Legal Proceedings.......................................      14

 Item 4.  Submission of Matters to a Vote of Security Holders.....      14

 Item X.  Executive Officers of the Registrant....................      14


                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholders Matters....................................      15

 Item 6.  Selected Financial Data.................................      15

 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................      16

 Item 7A. Quantitative and Qualitative Disclosures About Market
          Risk....................................................      27

 Item 8.  Consolidated Financial Statements and Supplementary
          Data....................................................      27

 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................      51

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant......      51

 Item 11. Executive Compensation..................................      54

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management..............................................      57

 Item 13. Certain Relationships and Related Transactions..........      59

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K................................................      60

                                    PART 1

  Unless otherwise indicated, references in this Annual Report to "we," "us," "our" or "Dan River" refer to the business of Dan River Inc. and its predecessors and subsidiaries. References to a fiscal year refer to our fiscal year, which is the 52- or 53-week period ending on the Saturday nearest to December 31. All fiscal years presented consisted of 52 weeks other than fiscal 1997, which ended on January 3, 1998 and consisted of 53 weeks.

  This Annual Report contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and the Securities Exchange Act of 1934, which we refer to as the Exchange Act. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such statements. Many of these statements appear under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." For further information regarding these forward-looking statements and the associated risks and uncertainties, see the discussion in this Annual Report under the caption "Forward-Looking Statements" under "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1. BUSINESS

General

  We were founded in 1882 and are a leading designer, manufacturer and marketer of products for the home fashions and apparel fabrics markets. We design, manufacture and market a coordinated line of value-added home fashions products consisting of bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies, which we refer to as home fashions products. We also design, manufacture and market a broad range of high quality woven cotton and cotton-blend apparel fabrics, which we refer to as apparel fabrics. Based on net sales, we believe that we are the leading North American supplier of men's dress shirting fabrics. We also manufacture and sell specialty engineered yarns and woven fabrics for use in making high-pressure hoses and other industrial products, which we refer to as engineered products.

  Certain financial information for the home fashions, apparel fabrics and engineered products segments set forth in Note 12 to the Consolidated Financial Statements is incorporated herein by this reference.

  We are a Georgia corporation and our principal offices are located at 2291 Memorial Drive, Danville, Virginia 24541. Our telephone number is (804) 799-7000.

Acquisitions and Joint Ventures

  Cherokee Acquisition. In February 1997, we acquired substantially all of the assets and assumed certain liabilities of The New Cherokee Corporation, which we refer to as Cherokee, for an aggregate purchase price of approximately $65 million. Cherokee, which was a supplier of yarn-dyed fabrics to men's and women's shirting manufacturers and of sportswear fabrics to the converting trade, was our primary competitor for these fabrics. In connection with the Cherokee acquisition, we acquired woven fabrics manufacturing facilities located in Spindale, North Carolina and Sevierville, Tennessee, and a finishing facility located in Harris, North Carolina. Since completing the acquisition, we closed our Riverside Plant in the fourth quarter of fiscal 1997 and our Spindale Plant in January 1999. As a result of this consolidation, we have reduced the number of apparel fabrics weaving plants from four to two. This consolidation provides us with better capacity utilization and, aided by our aggressive capital expenditure program, reduces our fixed manufacturing costs.

  Bibb Acquisition. In October 1998, we purchased all the outstanding capital stock of The Bibb Company, which we refer to as Bibb, through a merger transaction for an aggregate purchase price of approximately $240 million. The purchase price consisted of $86 million of cash and 4.3 million shares of our Class A Common Stock. In connection with the acquisition, we also assumed or repaid an aggregate of $95 million of

Bibb's debt. Bibb, which was founded in 1876, was a leading domestic manufacturer of home fashions textile products. The Bibb acquisition broadened our home fashions products to include juvenile products and products for the hospitality and health care markets. As a result of the Bibb acquisition, we believe that we are the leading manufacturer of bedding products for the juvenile market under such licensed names and trademarks as "Barbie," "Looney Tunes," "Major League Baseball," "National Football League," and "Teletubbies." The Bibb acquisition also significantly expanded our home fashions products manufacturing capacity, adding spinning and weaving operations located in Greenville, South Carolina, finishing operations located in Brookneal, Virginia and sewing facilities located in Fort Valley and Newnan, Georgia, and in Brookneal, Virginia. Our engineered products manufacturing operations are located in Porterdale, Georgia.

  Plant Acquisition. In December 1998, we purchased a 300,000 square foot sewing facility located in Morven, North Carolina, for an aggregate purchase price of approximately $2.4 million. We purchased this facility with the intention to reduce our dependence on outside manufacturers for the fabrication of home fashions products, which has increased manufacturing efficiencies and reduced costs.

  DanZa Mexican Venture. In January 2000, we entered into an agreement with Grupo Industrial Zaga, S.A. de C.V., which we refer to as Zaga, pursuant to which we formed a company called DanZa Textil S. de R.L. de C.V., which we refer to as DanZa. We formed DanZa to build and operate a manufacturing plant in Mexico for the production of apparel fabrics. We expect the new facility to be located in the State of Hidalgo. The new facility will contain yarn-dyeing and weaving operations for the production of light and medium weight apparel fabrics. Once the new facility is fully operational, we anticipate that DanZa will source yarn from us at prevailing market prices for a period of six months, after which DanZa will source yarn from the most advantageous source based on relevant factors. We also anticipate that apparel fabrics produced by DanZa will be finished at our facilities in the United States and that DanZa will reimburse our manufacturing costs for these services. However, DanZa is not required to have fabrics finished by us. We expect the new facility will be fully operational during the second half of fiscal 2001. By shifting a significant portion of our apparel fabrics manufacturing capacity into Mexico, where labor costs are significantly lower than in the United States, we expect to improve the cost structure of our apparel fabrics operations. Further, we expect to improve customer service by establishing manufacturing capability in closer proximity to our customers that have garment sewing operations in Mexico and Central America.

  We own slightly more than 50% of DanZa. DanZa will be managed by a board of managers that will consist of three representatives selected by us and three representatives selected by Zaga. Four managers will constitute a quorum for any meeting of the board and the affirmative vote of four managers will be required to approve any action of the board. In the event of a deadlock among the managers, the matter will be decided by a vote of DanZa's members, which are our company and Zaga. A vote of a majority of the outstanding equity interests (which we hold) is required to approve any matter submitted to a vote of the members, provided that certain extraordinary actions require the vote of 75% of the outstanding equity interests. Pursuant to the governing agreement, the board is required to, among other things, approve the company's business plan, financial statements, capital expenditures in excess of $2.0 million, indebtedness in excess of $1.0 million and certain extraordinary actions. In addition, under the agreement, the parties have agreed to certain non-competition covenants, rights of first offer and other customary provisions.

  Zadar Mexican Venture. In January 2000, we entered into another agreement with Zaga pursuant to which we formed another company called Zadar S. de R.L. de C.V., which we refer to as Zadar. We formed Zadar to build and operate a manufacturing plant in Mexico, which will include sewing and laundry operations, for the production of finished garments, primarily sports shirts and blouses, for sale to retailers. These products are targeted to compete primarily with Asian imports. The new facility is expected to be located in the State of Mexico. Once the new facility is fully operational, we anticipate that Zadar will purchase fabric from the most advantageous sources, which may include us. We expect the new facility to be fully operational by the end of fiscal 2000. Initial shipments of products are expected to begin towards the end of fiscal 2000. We believe Zadar is likely to create an additional source of demand for our apparel fabrics and will position us to better serve retailers that seek a single source for garment design and manufacture.

  We own slightly less than 50% of Zadar. Zadar will be managed by a board of managers that will consist of three representatives selected by us and three representatives selected by Zaga. Four managers will constitute a quorum for any meeting of the board and the affirmative vote of four managers will be required to approve any action of the board. In the event of a deadlock among the managers, the matter will be decided by a vote of Zadar's members, which are our company and Zaga. A vote of a majority of the outstanding equity interests (which Zaga holds) is required to approve any matter submitted to a vote of the members, provided that certain extraordinary actions require the vote of 75% of the outstanding equity interests. Pursuant to the governing agreement the board is required to, among other things, approve the company's business plan, financial statements, capital expenditures in excess of $250,000, indebtedness in excess of $200,000 and certain extraordinary actions. In addition, under the agreement, the parties have agreed to certain non-competition covenants, rights of first offer and other customary provisions.

  Proposed Acquisition. On March 1, 2000, we entered into an agreement to purchase substantially all of the assets and assume certain liabilities of Import Specialists, Inc., which we refer to as ISI, for an aggregate cash purchase price of $17.0 million. The purchase price is subject to a post-closing working capital adjustment. ISI imports home fashions products primarily from China and India, including doormats, throws, and rugs, which will expand our home fashions product line. Because ISI's customer base complements our customer base, we expect significant cross-selling opportunities. During the year ended June 30, 1999, ISI had net sales of $19.7 million.

  We expect to complete the acquisition of ISI, provided the parties satisfy customary closing conditions, by the end of April 2000. However, we cannot guarantee that we will acquire ISI.

Home Fashions Products

  Products. Our home fashions products include bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies that we market under private labels of our major retail customers and under licenses from, among others, "Colours by Alexander Julian" and under the "Dan River" brand. We also market home fashions products for the juvenile market under licenses utilizing a number of licensed names and trademarks, including:

  . "Barbie,"
  . "Blue's Clues,"
  . "Looney Tunes,"
  . "Major League Baseball,"
  . "National Football League,"
  . "National Hockey League," and
  . "Teletubbies."

  We had net sales attributable to home fashions products of:

  . $431.8 million in fiscal 1999,
  . $321.8 million in fiscal 1998, and
  . $255.8 million in fiscal 1997.

  We offer home fashions products in a wide variety of styles and patterns, including fashion designs and, to a lesser extent, solid colors. Products range from a 120-thread count muslin sheet of blended polyester and cotton to a top-of-the-line 250-thread count percale 100% cotton sheet.

  We believe we have established ourselves as an innovator in merchandising home fashions products. We were a leader in introducing the complete bed ensemble to retailers, which we market under the name "Bed-in-a-Bag." The "Bed-in-a-Bag" complete bed ensemble consists of a comforter with matching sheets, pillowcases, shams and a dust ruffle. In fiscal 1999, we introduced an expanded line of home fashions products that we market under the "Bed-in-a-Bag Decor" trademark. We further believe that our ability to manufacture wide-width, yarn-dyed fabrics in short runs in a wide variety of innovative styles, such as woven plaids, for use in home fashions products differentiates us from our competitors.

  Customers. We design and manufacture our home fashions products to meet the needs of retail, hospitality and healthcare markets. We distribute home fashion products through key retailers in all retail trade classes including:

  . department stores,
  . specialty home fashions stores,
  . direct marketers,
  . national chains,
  . mass merchants, and
  . regional discounters.

We also sell home fashions products to the hospitality and healthcare markets primarily through distributors.

  We market our home fashions products to approximately 1,100 customers. We have pursued and established strategic relationships with large, high volume retailers including:

  . Wal-Mart Stores, Inc.,
  . J.C. Penney Company, Inc.,
  . Kmart Corporation,
  . Federated Department Stores, Inc., and
  . Target Corporation.

  Our acquisition of ISI, an importer of home fashions products primarily from China and India, will expand our home fashions product line to include doormats, throws and rugs and enable us to source certain niche products at attractive margins.

  During fiscal 1999, sales of home fashions products to Wal-Mart accounted for approximately 12% of our net sales. No other home fashions products customer accounted for more than 6% of our total net sales in fiscal 1999. As a supplement to our primary distribution channels, one of our subsidiaries operates factory outlet stores which sells home fashions products directly to consumers. During fiscal 1999, less than 2% of our sales of home fashions products were to customers outside the United States.

  Sales and Marketing. The home fashions products sales and marketing staff consists of approximately 120 persons. They are headquartered in New York City and have satellite offices in Atlanta, Boston, Chicago, Dallas, Los Angeles and San Francisco. These marketing professionals, stylists and product development personnel work as early as one year in advance of a retail selling season to develop new fabrics, styles, colors, constructions and finishes. Together with the marketing group, stylists often work directly with our customers and our licensors to create fabrics and styles that respond to rapidly changing fashion trends and customer needs. New styles are also developed internally for the April and October bed and bath home textile trade shows, where they are shown to buyers and are placed in production based on customer acceptance. Orders for home fashions products are filled from inventory or, if inventory is not available, products are manufactured and generally shipped within six to 12 weeks of order placement.

Apparel Fabrics

  Products. We manufacture and market a broad range of high quality woven cotton and cotton-blend fabrics, which we market primarily to manufacturers of men's, women's and children's clothing. Our yarn-dyed and piece-dyed woven apparel fabrics include:

  . oxford cloth,
  . pinpoint oxford cloth,
  . fancy broad cloth,
  . seer-suckers,
  . mid and light weight denim,
  . twills, and
  . chambrays.

  We also manufacture and distribute (1) fabrics for uniforms, (2) fabrics for use in decorating, crafts and garment sewing, (3) 100% cotton and cotton-blend upholstery fabrics and (4) greige (unfinished) fabrics to converters. We had net sales attributable to apparel fabrics products of:

  . $150.4 million in fiscal 1999,
  . $186.5 million in fiscal 1998, and
  . $220.7 million in fiscal 1997.

  We believe that we enjoy a reputation as a leader in creating new fabric styles and designs within the apparel fabrics market. Our product development professionals work independently as well as directly with customers to develop new fabric styles and constructions. In addition, our product development personnel increasingly work directly with retailers to develop fabrics. These retailers often specify that our fabrics be used by their suppliers in the manufacture of garments to be sold by them. We believe that we are a leader in wrinkle resistant technology for shirting fabrics, and we market Dri-Don(R) blended easy care fabrics and 100% cotton Wrinkl-Shed(R) fabrics. We also manufacture and market fabrics utilizing Tencel(R) lyocell which is an innovative natural fiber. Versatile lyocell fabrics have been used primarily in manufacturing women's sportswear; however, we are actively exploring use of lyocell in new fabrics for mens' shirting and bottom ("pant") weight fabrics.

  Customers. We distribute our apparel fabrics primarily to domestic manufacturers of men's, women's and children's clothing which, in turn, operate sewing plants throughout the United States, Mexico, Central America and the Caribbean. We market our apparel fabrics to approximately 980 customers, none of which accounted for more than 2% of our total net sales in fiscal 1999. Customers market clothing manufactured from our apparel fabrics under such brand names as:

  . Arrow,
  . Brooks Brothers,
  . Hathaway,
  . Liz Claiborne,
  . L.L. Bean,
  . Land's End,
  . Osh Kosh B'Gosh, and
  . Van Heusen,

as well as under private labels through retailers such as J.C. Penney Company, Inc. and Sears Roebuck & Co. We market uniform fabrics to customers such as Cintas Corporation and Red Kap. We also distribute apparel fabrics to home sewing retailers such as Wal-Mart and Jo-Ann Stores, Inc., and through various wholesale distributors, for use in decorating and crafts, as well as garment sewing. Our upholstery fabrics are sold to furniture manufacturers. During fiscal 1999, approximately 5% of our sales of apparel fabrics were to customers located outside the United States.

  Sales and Marketing. Our apparel fabrics sales and marketing staff consists of approximately 45 persons. They are headquartered in New York City and have satellite offices in Atlanta, Chicago, Dallas, Danville, High Point (North Carolina) and Los Angeles. Apparel fabrics are generally "made to order" products, which are generally manufactured and shipped within six to 10 weeks of order placement. Orders for apparel fabrics are based on customer selections from offerings of color, content, construction, design and finish, and fabrics are made to customer specifications, which may be developed jointly with the customer. We expect that the establishment of manufacturing capability in Mexico through DanZa will make our apparel fabrics more attractive to our customers, many of whom have established garment sewing facilities in Mexico and Central America.

Engineered Products

  Products. Our engineered products consist of yarns and woven fabrics that are manufactured to customer specification for use in such products as high pressure hoses for the automotive industry, conveyer belts and other industrial applications. We had net sales attributable to engineered products of:

  . $46.7 million in fiscal 1999, and
  . $9.1 million in fiscal 1998.

  Customers. We sell our engineered products primarily to companies serving the automotive industry, which in turn utilize them as components in their own products. We believe our ability to meet stringent industrial certification standards and to provide domestic sourcing to customers has helped us establish strong relationships with our customers. We market our engineered products to approximately 50 customers, none of which accounted for more than 3% of our net sales in fiscal 1999. During fiscal 1999, substantially all of our sales of engineered products were to domestic customers.

  Sales and Marketing. We have established close working relationships with our engineered products customers in the development of products to meet their specific needs. Sales and marketing of our engineered products is based in the Atlanta, Georgia area.

Manufacturing Process

  We are a vertically integrated manufacturer involved in all aspects of the woven textile manufacturing process, from spinning and weaving to dyeing, finishing, and sewing.

  In addition to the expansion of our manufacturing operations through acquisitions, we have made significant investments over the past several years in an extensive facility modernization program focused on installing advanced manufacturing technologies in an effort to be the low cost manufacturer in the industry. Within our home fashions operations, we have installed:

  . modern, high-speed air-jet looms,
  . automatic sheet cutting, hemming and folding equipment, . lower cost open-end spinning equipment, and . computerized comforter equipment.

Additionally, within the past three years, we have built:

  . a new home fashions accessory sewing plant, . a new distribution center, and . a new graphics printing facility primarily for production of home fashions packaging materials.

We built these facilities in Danville, Virginia, in close proximity to our other Danville home fashions facilities and our Brookneal finishing and sewing operations. We believe that as a result of our acquisitions and investments we are positioned to better and more efficiently service our home fashions customers and accommodate further growth of our home fashions business.

  Within our apparel fabrics operations, we have installed high speed looms and modernized our yarn preparation processes through the installation of more efficient, lower cost, open-end spinning, carding, drawing and combing equipment. Our ongoing capital improvement programs have modernized and streamlined substantially all significant components of the manufacturing process. With the Cherokee acquisition in February 1997 we acquired efficient greige manufacturing capacity as well as a modern finishing plant dedicated to the finishing of apparel fabrics.

  In addition to modernizing operations, we have consolidated our manufacturing operations to improve operating costs within our apparel fabrics operations. In fiscal 1997, we closed our Riverside apparel fabrics weaving facility and consolidated these operations into an existing facility located in Danville, Virginia. In January 1999, we closed our Spindale, North Carolina spinning and weaving facility and consolidated these operations into our existing Danville, Virginia and Sevierville, Tennessee apparel fabrics manufacturing plants. Together, these actions have aided our efforts to fully utilize our most cost-effective equipment in the manufacture of apparel fabrics.

  In January 2000, we formed DanZa to build and operate a manufacturing plant in Mexico for the production of apparel fabrics. The new facility will contain yarn-dyeing and weaving operations for the production of light and medium weight apparel fabrics. We expect the new facility will be fully operational during the second half of fiscal 2001.

  The engineered products facilities include weaving equipment and coating ranges for finishing both yarns and fabrics. We have also begun a program to modernize the twisting and winding operations. Additionally, our engineered products facilities have achieved ISO 9001 certification.

  We have engineered our manufacturing processes to meet the quick response delivery requirements of our customers. Quick response techniques reduce the time required to process a particular order, which improves customer service and production efficiency. Furthermore, we have the capability to offer electronic data interchange programs to all of our customers. These programs minimize the lead time for customer orders and permit a more efficient, targeted manufacturing schedule, as well as improvements in efficiency, communications, planning and processing times at each stage of production. We have electronic data interchange programs in place with most of our major home fashions products customers.

Raw Materials

  We use substantial quantities of cotton in our manufacturing operations. By law, U.S. textile companies are generally prohibited from importing cotton, subject to certain exceptions that take effect primarily when U.S. cotton prices exceed world cotton prices for a period of time. Cotton is an agricultural product subject to weather conditions and other factors affecting agricultural markets. Accordingly, the price of cotton is subject to considerable fluctuation.

  We purchase cotton primarily in the domestic market directly from merchants or through brokers. Generally, we seek to purchase sufficient amounts of cotton to cover existing order commitments. We may purchase cotton in advance of orders on terms that we deem advantageous, and while we do not speculate on the price of cotton, we may hedge prices from time to time through forward contracts and in the futures and options markets. We also use significant quantities of polyester, which is available from several sources.

  Although we have always been able to obtain sufficient supplies of both cotton and polyester, any shortage or interruption in the supply or variations in the quality of either could have a material adverse effect on our business. Additionally, fluctuations in cotton and polyester prices can significantly affect our profitability, particularly on a short term basis, since we cannot always mirror such fluctuations in the prices of our products.

  We also use various other raw materials, such as dyes and chemicals, in manufacturing operations. We believe these materials are readily available from a number of sources. We also supplement our internal manufacturing capabilities by purchasing yarn and unfinished fabrics from outside sources and by contracting with third parties for various manufacturing services, including certain printing and sewing operations. During fiscal 1999, we purchased less than 5% of our manufacturing requirements from outside sources.

Trademarks and Licenses

  We hold licenses to produce and sell home fashions products under:

  . "Colours by Alexander Julian,"
  . "Di Lewis,"
  . "Barbie,"
  . "Blue's Clues,"
  . "Looney Tunes,"
  . "Major League Baseball,"
  . "National Football League,"
  . "National Hockey League," and
  . "Teletubbies,"

as well as other names or marks, and to use certain designs on our home fashions products. Such licenses generally provide that we have the right for a limited period, generally three years subject to renewal for additional periods, to use the respective brand name and/or design in the sale of certain types of products in certain geographic regions. We also hold licenses with respect to the use and advertising of certain processes or synthetic fibers or fabrics. We believe that our failure to continue to hold any one of our licenses or trademarks, other than "Dan River," would not have a material adverse effect on our business.

Competition

  Our competitive position varies by product line. Competitive factors include:

  . price,
  . product styling and differentiation,
  . quality,
  . flexibility of production and finishing, . delivery time, and
  . customer service.

We sell our products primarily to domestic customers and compete with both large, vertically integrated textile manufacturers and numerous smaller companies specializing in limited segments of the market. Our competitors include both domestic and foreign companies, a number of which are larger in size and have significantly greater financial resources than we do.

  We are one of several domestic manufacturers of home fashions products. Although the Bibb acquisition has increased our sales of home fashions products, certain of our competitors still have a significantly greater share of the domestic market, including WestPoint Stevens Inc. and Springs Industries, Inc., which we believe collectively account for over 50% of the home fashions bedding products market.

  With the acquisition of Cherokee, we believe that we are a leading producer of light weight yarn-dyed woven cotton and cotton-blend apparel fabrics in the Western Hemisphere. With respect to men's shirtings, based on net sales, we believe we are the largest producer of oxford cloth and pima cotton pinpoint oxford cloth and the leading producer of light weight yarn-dyed dress shirting fabrics in the Western Hemisphere. In the sportswear and upholstery fabrics markets, we are one of a number of domestic producers.

  We are subject to foreign competition. We believe that over 50% of the apparel fabrics, much of which is imported in the form of garments, and approximately 25% of the home fashions products sold in the U.S. are manufactured overseas. Competitive pressures due to imports have been exacerbated, particularly in the case of apparel fabrics, by the Asian economic crisis.

  One of our business strategies is to seek niche apparel fabrics markets that are less susceptible to foreign competition. We believe that our manufacturing base in the United States, a significant portion of which will be shifted to Mexico through Danza, our design expertise, our product development efforts, and our emphasis on shortening production and delivery times allow us to respond more quickly to changing fashion trends and to our domestic customers' delivery schedules than can producers located outside the Western Hemisphere.

  The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation. We benefit from protections afforded to apparel manufacturers based in certain Caribbean and Central American countries which ship finished garments into the U.S. under Item 9802.00.80 of the Harmonized Tariff Schedule of the U.S. as authorized by the Caribbean Basin Recovery Act. Item 9802.00.80 reduces certain tariffs which would otherwise apply to apparel garments manufactured outside the U.S. and shipped into the U.S., provided that the garments are manufactured from fabric produced and cut domestically. Item 9802.00.80 is beneficial for us and other domestic producers of apparel fabrics, because it creates an attractive manufacturing base for apparel in close proximity to the U.S.

  In 1995, the World Trade Organization, or WTO, established mechanisms to progressively liberalize world trade in textiles and clothing by eliminating quotas and reducing duties over a 10-year period beginning in January 1995. The selection of products at each phase is made by each importing country and must be drawn from each of the four main textile groups: tops and yarns, fabrics, made-up textile products and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain textile products and apparel into North America. These factors could make our products less competitive against low cost imports from developing countries.

  NAFTA, which was entered into by the United States, Canada and Mexico, has created the world's largest free-trade zone. The agreement contains safeguards sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. NAFTA will phase out all trade restrictions and tariffs on textiles and apparel among the three countries. In addition, NAFTA requires merchandise to be made from yarns and fabrics originating in North America in order to avoid trade restrictions. Thus, not only must apparel be made from North American fabric but the fabric must be woven from North American spun yarn. Although we believe that we may derive some benefit from NAFTA, there can be no assurance that the removal of these barriers to trade will not in the future have a material adverse effect on our business.

Order Backlog

  Our order backlog was approximately $172 million at January 1, 2000, as compared to approximately $117 million at January 2, 1999. Substantially all of the orders on hand at January 1, 2000 are expected to be filled within four months of that date.

Governmental Regulation

  We must comply with various federal, state and local environmental laws and regulations limiting the discharge of pollutants and the storage, handling and disposal of a variety of substances. In particular, our dyeing and finishing operations result in the discharge of substantial quantities of wastewater and in emissions to the atmosphere. We must comply with the federal Clean Water and Clean Air Acts, and related state and local laws and regulations. Our operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace.

  We believe that we currently comply in all material respects with applicable environmental or health and safety laws and regulations. We do not believe that the cost of, or any operational constraints or modifications required to assure, future compliance with such laws or regulations, or to remediate existing environmental contamination, will have a material adverse effect on our results of operations or financial condition. However, there can be no assurance that:

  . environmental requirements will not become more stringent in the future, . that the position taken by the various regulatory agencies in respect of the matters described herein will not change in a manner materially adverse to us,
  . that claims in material amounts will not be brought by third parties, . that additional sites which are alleged to have been contaminated by us or our predecessors will not be discovered, or . that we will not incur material costs in order to address any such matters.

  Prior to the acquisition of Bibb, the State of Georgia required Bibb to perform a groundwater investigation and remediation at its graphics facility in Macon, Georgia due to the presence of volatile organic compounds in the groundwater underlying the facility. Monitoring wells and a treatment system utilizing an air stripper have been installed to control the off-site migration of impacted groundwater. These operations have had success in eliminating off-site migration and continue to date. According to the State of Georgia the facility will not be listed on Georgia's Hazardous Site Inventory.

  At the Brookneal, Virginia finishing plant, which we also acquired from Bibb, we are subject to a consent order in connection with our wastewater treatment system, which Bibb negotiated in 1996. The order required, among other things, substantial upgrades to the wastewater treatment facilities. The construction activities required by the order have been substantially completed, and we have completed negotiations with the State Water Control Board with regard to renewal of our wastewater discharge permit. We believe substantial further upgrades to the wastewater treatment system will not be required to maintain compliance with the permit. Pursuant to the order, the Commonwealth of Virginia also required the closure of the existing wastewater treatment systems and related groundwater remediation under the Virginia voluntary remediation program. In addition, Bibb entered into a voluntary remediation agreement with Virginia providing for the investigation and on-site remediation of groundwater and soils. This activity has not been completed.

  During our due diligence at the Morven, North Carolina facility, which we acquired in December 1998, we discovered low levels of groundwater contamination from perchloroethylene. Prior to purchasing the facility, our personnel met with regulatory authorities regarding the options for dealing with this contamination. As a result of those discussions, we elected to pursue a brownfields agreement for the property with the State of North Carolina. Under the North Carolina brownfields program, contaminated industrial sites are placed into productive use by allowing owners to perform less intensive cleanups than would be required for residential sites or drinking water sources. We are in on-going discussions with the State of North Carolina regarding this agreement.

  At the closed Abbeville, South Carolina facility, Bibb previously worked with the South Carolina Department of Health and Environmental Control to identify the source of low levels of freon and certain other volatile organic compounds which were found in a water supply well located on-site. It is believed that this contamination originates off-site. No active on-site remediation is being required by the State at this time. We have signed a contract to sell this facility. If the sale occurs, we have not agreed to retain environmental liability for the facility or to indemnify the new owner.

Employees

  At January 1, 2000, we had approximately 7,300 employees, of which approximately 6,300 were hourly employees. Of these hourly employees, approximately 3,400 are located primarily in our Danville, Virginia operations and represented by a collective bargaining agreement that expires on January 1, 2002. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

  In February 1997, in connection with the Cherokee acquisition, we acquired greige manufacturing facilities in Spindale, North Carolina and Sevierville, Tennessee, and a finishing plant in Harris, North Carolina. The Spindale facility was sold in fiscal 1999. We own the Harris facility, totaling approximately 225,000 square feet of manufacturing, office and warehouse space. We lease the Sevierville, Tennessee facility, which consists of approximately 419,000 square feet of manufacturing, warehouse and office space, with an option to purchase the facility for nominal consideration in 2018.

  In October 1998, we acquired Bibb, and in December 1998, we acquired the Morven facility. As a result of these acquisitions, but net of facilities that we sold during fiscal 1999, we added approximately 3.1 million square feet of additional manufacturing and warehouse space for our home fashions products. Approximately 2.5 million square feet are currently in use, as well as approximately 600,000 square feet devoted to manufacturing and warehousing engineered products. We own all of these facilities except for a 119,000 square foot warehouse in Fort Valley, Georgia, which we lease.

  Our other apparel fabrics and home fashions products facilities, as well as our corporate facilities, are located in Danville, Virginia. We own most of our Danville facilities. The owned facilities occupy a total of approximately
5.9 million square feet, with approximately 4.2 million square feet of space currently used for manufacturing and warehousing. We also lease approximately 260,000 square feet of additional warehouse and manufacturing space in Danville.

  We lease each of our marketing and sales offices and, through our subsidiary, Dan River Factory Stores, Inc., we lease seven factory outlet stores in Florida, Georgia, North Carolina, Ohio, South Carolina and Tennessee. These stores average approximately 6,000 square feet of total space each. We own our factory outlet store in Danville, Virginia.

  Our manufacturing facilities generally operate on a 24 hour, five, six or seven day schedule depending on the nature of the operations and demand for specific products, as well as other factors.

  We believe that our existing facilities are adequate to service existing demand for our products. We consider our plants and equipment to be in good condition.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, we are a party to litigation arising in the ordinary course of our business. Except as described below, we are not currently a party to any litigation that we believe would have a material adverse effect on our results of operations or financial condition.

  Bibb is a plaintiff in a lawsuit filed on June 5, 1998 in the General Court of Justice, Superior Court Division, Halifax County, North Carolina, styled WestPoint Stevens, Inc., which we refer to as WestPoint, and The Bibb Company
v. Panda-Rosemary Corporation and Panda Energy Corporation, which we refer to collectively as Panda, in which Bibb and WestPoint seek, among other things, a declaratory judgment as to the validity of an assignment by Bibb to WestPoint of Bibb's rights under a cogeneration agreement between Bibb and Panda in connection with the sale of Bibb's Roanoke Rapids towel operations to WestPoint in 1997. Panda counterclaimed seeking, among other things, damages against WestPoint and/or Bibb based on various theories of alleged breach of contract, tort, conspiracy and unfair competition, all based generally on the factual allegation that Bibb could not assign its rights under the contract without Panda's prior consent and that Panda is, therefore, entitled to cancel the contract, renegotiate the price to be paid by WestPoint for steam under the contract, and/or receive a "market price" for steam purchased by WestPoint. In discovery Panda has alleged damages in excess of $30 million. On October 27, 1998, Panda-Rosemary, L.P. and Panda Energy Corporation sued WestPoint, Bibb and Dan River (as alleged successor to Bibb), making essentially the same allegations, in the County Court at Law No. Two, Dallas County, Texas.

  In the fall of 1999 the parties agreed to dismiss the Texas litigation and to transfer the North Carolina litigation to Guilford County to be heard by the Special Superior Court Judge for Complex Business Cases. On December 16, 1999, the Court issued a ruling stating, among other things, that Bibb did not breach the cogeneration agreement, but that Panda had the right to reasonably approve the assignment of the cogeneration agreement to WestPoint. The parties have filed cross-notices of appeal of the Court's ruling, and discovery in the case has been stayed pending the result of the appeal.

  WestPoint is currently purchasing steam from the cogeneration facility and Panda is accepting WestPoint's payments of the contract price for the steam. We believe that Panda's position is without merit, and we intend to cause Bibb to continue to cooperate with WestPoint in seeking a successful conclusion to this litigation. There can be no assurance, however, that Bibb and WestPoint will prevail or that Bibb will not suffer a judgment against it in a material amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding our executive officers set forth under Item 10 in
Part III of this Annual Report is hereby incorporated by reference into this
Item X.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  We were privately held until the completion of our initial public offering on November 20, 1997, at which time our Class A Common Stock was listed on the New York Stock Exchange, or the NYSE, under the symbol "DRF." There is no established trading market for the Class B Common Stock. On February 25, 2000, there were approximately 200 holders of record of our Class A Common Stock and nine holders of record of our Class B Common Stock.

  We have not paid cash dividends during our two most recent fiscal years and have no present intention to pay dividends in the foreseeable future.

  The following table sets forth for the calendar quarter indicated the high and low closing prices per share of our Class A Common Stock as reported in composite trading on the NYSE.

                                                                    High   Low
                                                                   ------ ------
   1998:
   First Quarter.................................................. $19.00 $14.75
   Second Quarter.................................................  21.13  16.75
   Third Quarter..................................................  18.13  10.63
   Fourth Quarter.................................................  11.75   8.13
   1999:
   First Quarter.................................................. $11.19 $ 6.56
   Second Quarter.................................................  10.38   7.38
   Third Quarter..................................................   7.81   6.38
   Fourth Quarter.................................................   6.44   4.38

ITEM 6. SELECTED FINANCIAL DATA

                                               Fiscal Year
                               ------------------------------------------------
                                 1999      1998      1997(1)   1996      1995
                               --------  --------  --------  --------  --------
                                (in thousands, except share and per share
                                                  data)
Statement of Income Data:
Net sales....................  $628,899  $517,443  $476,448  $379,567  $384,801
Cost of sales................   512,977   406,619   372,165   307,383   306,879
Gross profit.................   115,922   110,824   104,283    72,184    77,922
Selling, general and
 administrative expenses.....    64,547    58,410    54,231    45,673    44,860
Amortization of goodwill.....     2,859       589       --        --        --
Other operating costs,
 net(2)......................    (2,267)    5,347     7,012      (428)    8,972
Operating income.............    50,783    46,478    43,040    26,939    24,090
Other income (expense), net..       603       334      (290)      485       241
Interest expense.............    28,416    18,713    21,135    18,168    21,941
Income before extraordinary
 item........................    14,715    17,101    13,264     5,686       258
Extraordinary item...........       --       (405)     (243)      --        --
Net income...................    14,715    16,696    13,021     5,686       258
Earnings per share--basic:
  Income before extraordinary
   item......................      0.64      0.86      0.90      0.40      0.02
  Net income per share--
   basic.....................      0.64      0.84      0.89      0.40      0.02
Earnings per share--diluted:
  Income before extraordinary
   item......................      0.63      0.85      0.89      0.40      0.02
  Net income per share--
   diluted...................      0.63      0.83      0.88      0.40      0.02

                                                  Fiscal Year
                                  --------------------------------------------
                                    1999     1998     1997(1)  1996     1995
                                  -------- -------- --------  ------- --------
                                   (in thousands, except share and per share
                                                     data)
Balance Sheet Data (at end of
 fiscal year):
Working capital.................. $174,365 $221,854 $123,604  $93,291 $109,763
Total assets.....................  684,582  720,210  392,295  321,050  330,944
Total debt, including current
 maturities......................  314,784  354,268  143,756  169,468  179,703
Common stock subject to put
 rights..........................      --       --       --     9,726    7,000
Shareholders' equity.............  270,952  258,774  165,830   77,898   73,702
Common shares outstanding........   22,636   23,219   18,841   14,155   14,155

Other Financial Data:
Depreciation and amortization of
 property, plant and equipment... $ 38,912 $ 30,220 $ 27,508  $20,795 $ 19,537
Capital expenditures in cash.....   36,729   39,454   24,231   27,582   24,316

--------
(1) Fiscal year 1997 represents a 53-week period. All other fiscal years presented represent a 52-week period.

(2) Other operating costs, net includes various non-recurring charges and credits. The most significant of these charges relate to fixed asset writedowns, plant closure costs and a discontinued product line. See Note 7 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Our primary strategy is to expand our home fashions business both internally and through acquisitions as well as to maintain our niche position as a leading producer of light weight yarn-dyed apparel fabrics. We also continue to implement cost reductions, which we believe are critical in order to remain competitive in the global marketplace.

  Three significant factors affected our results of operations in fiscal 1999. First, the continued flood of low cost imports from Asia negatively impacted the results of operations of our apparel fabrics division. Net sales attributable to apparel fabrics fell from $186.5 million in fiscal 1998 to $150.4 million in fiscal 1999, and operating income attributable to apparel fabrics decreased from $23.7 million in fiscal 1998 to $4.4 million in fiscal 1999. Second, in preparation for Year 2000, we installed a new Enterprise Resource Planning System, which we refer to as the ERP system, in our home fashions and engineered products businesses. The installation of this system caused disruptions in the second half of fiscal 1999, which negatively impacted sales of home fashions products. Third, we completed the integration of Bibb's operations, which enabled us to reduce costs and allowed us to maintain our operating margin level in our home fashions products business despite lower than anticipated sales of home fashions products.

  Several years ago, we made the strategic decision to focus on our home fashions products business, which generally is less cyclical than other textile products and has attractive margins. Consistent with this strategy, we acquired Bibb in October 1998, which significantly increased the size of our home fashions products business. As a result of the Bibb acquisition, more than two-thirds of our net sales are now attributable to sales of home fashions products. We believe our increased critical mass has made us more attractive to our home fashions products customers, who need large suppliers to satisfy their requirements.

  We believe the Bibb acquisition has generally made us less dependent on outsourcing, which we have relied upon from time to time to meet spikes in demand. For example, during the first half of fiscal 1998, we experienced strong demand for our home fashions products, particularly our Bed-in-a-Bag(R) ensembles, as a result of new program rollouts at mass merchandise retailers. In order to meet demand for these products, it was necessary to outsource some of the production, which led to higher costs and negatively impacted profit margins for our home fashions segment throughout fiscal 1998. During fiscal 2000 we are anticipating increased demand for our home fashions products due to, among other things, a significant new program for home fashions products with a large mass merchant. As a result, we may need to outsource some production during fiscal 2000.

  Historically, our apparel fabrics operations have been more sensitive to downturns within the textile industry. As a result, apparel fabrics' contribution to our operating income has been significantly less than, and has tended to fluctuate more than, home fashions products' contribution to our operating income. The decrease in operating income attributable to apparel fabrics that we experienced during fiscal 1999 compared to fiscal 1998 was an example of the fluctuation that can occur in that business. In recent years we have taken several steps to improve the performance of our apparel fabrics operations, including, (1) the replacement of older manufacturing equipment,
(2) the acquisition of Cherokee (which gave us greater critical mass in our apparel fabrics operations), (3) the closure and consolidation of our Riverside Plant (which was the least efficient of our apparel fabrics plants) at the end of fiscal 1997 and (4) the closure of our Spindale Plant in January 1999.

  We believe that the closure of these plants better aligned our apparel fabrics manufacturing capacity with expected future demand and helped our apparel fabrics operations to remain profitable during fiscal 1999, despite the decrease in net sales from $186.5 million in fiscal 1998 to $150.4 million in fiscal 1999. We believe the sales decline was precipitated by the increase in fabric and garment imports from the Far East, resulting from currency devaluations experienced in that part of the world.

  Despite recent plant closures, the cost structure of our apparel fabrics operations continues to make it difficult to compete effectively with garments or fabrics imported from countries with significantly lower labor costs and to provide an adequate return on the assets employed in that business. Accordingly, we formed DanZa in January 2000 to build and operate a manufacturing plant for the production of apparel fabrics in Mexico, where labor costs are significantly lower than in the United States. The new facility will contain yarn-dyeing and weaving operations for the production of light and medium weight apparel fabrics. We expect the new facility will be fully operational during the second half of fiscal 2001. By establishing manufacturing capability in closer proximity to our customers that have garment sewing operations in Mexico and Central America, we also expect to improve customer service.

  We own slightly over 50% of DanZa and are responsible for the same percentage of the capital contributions and other costs. We currently expect that it will cost approximately $25 million to build the new facility, of which our share will be approximately $12.5 million. We expect to pay most of this amount during fiscal 2000. In addition, we plan to loan DanZa up to $20 million during fiscal 2000 for capital expenditures. These amounts will be repaid over five years and will bear interest at market rates. We expect to sell approximately 275 looms and related equipment to DanZa at their fair market value of approximately $15 million to $20 million. These looms currently account for approximately 46% of our existing apparel fabrics production capacity. In addition, a portion of our selling, general and administrative expenses will be allocated and billed to DanZa in an amount equal to approximately 10% of the net sales of DanZa, subject to a negotiated cap. We will also have the exclusive right to market DanZa's products. For financial reporting purposes, DanZa will be treated as a subsidiary of ours and will be consolidated in our results of operations.

  In addition, in January 2000, we entered into another agreement with Zaga pursuant to which we formed Zadar. We formed Zadar to build and operate a manufacturing plant in Mexico, which will include sewing and laundry operations, for the production of finished garments, primarily sports shirts and blouses, for sale to retailers. These products are targeted to compete primarily with Asian imports. Once the new facility is fully operational, we anticipate that Zadar will source fabric from the most advantageous sources, which may include us. We expect the new facility to be fully operational by the end of fiscal 2000. We believe Zadar will benefit us as it likely will create an additional source of demand for our apparel fabrics and will position us to better serve retail customers that seek a single source for garment design and manufacture.

  We own slightly less than 50% of Zadar and are responsible for the same percentage of the capital contributions and other costs. We currently expect that it will cost approximately $8 million to build the new facility, of which our share will be approximately $4 million. We expect to pay all of this amount during fiscal 2000. In addition, a portion of our selling, general and administrative expenses will be allocated and billed to Zadar in an amount equal to approximately 0.5% of the net sales of Zadar, subject to a negotiated cap. For financial reporting purposes, our interest in Zadar will be accounted for under the equity method.

  As we move into fiscal 2000, we are currently experiencing increased demand for our home fashions products and apparel fabrics. The increased demand for apparel fabrics should allow us reasonable operating schedules in our apparel fabrics manufacturing plants thus improving the profitability of our apparel fabrics business in fiscal 2000 over fiscal 1999 levels. However, the most important factor affecting our performance during fiscal 2000 will be our ability to implement further refinements to our ERP system, allowing us to consistently meet anticipated demand for our home fashions products. In addition, levels of consistent demand for both our apparel fabrics and home fashions products and the stability of cotton prices will be important to our operating performance in fiscal 2000. Cotton prices have recently been at historically low levels.

Performance By Segment

  We operate in three industry segments: products for the home fashions markets, products for the apparel fabrics markets and engineered products for the industrial markets. The following table sets forth certain information about segment results for fiscal 1999, 1998 and 1997.

                                                    Fiscal    Fiscal    Fiscal
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (in thousands)
Net Sales
Home fashions..................................... $431,828  $321,807  $255,766
Apparel fabrics...................................  150,401   186,491   220,682
Engineered products...............................   46,670     9,145       --
                                                   --------  --------  --------
    Total......................................... $628,899  $517,443  $476,448
                                                   ========  ========  ========
Operating Income
Home fashions..................................... $ 50,878  $ 33,848  $ 32,468
Apparel fabrics...................................    4,358    23,656    23,446
Engineered products...............................    2,725       169       --
                                                   --------  --------  --------
    Total segment operating income................   57,961    57,673    55,914
Corporate items not allocated to segments:
  Amortization of goodwill........................   (2,859)     (589)      --
  Other operating costs, net......................    2,267    (5,347)   (7,012)
  Other expenses not allocated to segments........   (6,586)   (5,259)   (5,862)
                                                   --------  --------  --------
    Total operating income........................ $ 50,783  $ 46,478  $ 43,040
                                                   ========  ========  ========

Results Of Operations

Comparison of 52 Weeks Ended January 1, 2000 ("fiscal 1999") to 52 Weeks Ended January 2, 1999 ("fiscal 1998")

Net Sales

  Net sales for fiscal 1999 were $628.9 million, an increase of $111.5 million or 21.5% from net sales of $517.4 million for fiscal 1998.

  Homes Fashions. Net sales of home fashions products for fiscal 1999 were $431.8 million, up $110.0 million or 34.2% from net sales of $321.8 million for fiscal 1998. The increase was attributable to incremental sales as a result of our acquisition of Bibb in October 1998.

  Apparel Fabrics. Net sales of apparel fabrics for fiscal 1999 were $150.4, down $36.1 million or 19.4% from net sales of $186.5 million for fiscal 1998. Most of the decrease was in the segment's largest product category, shirting products, in which sales declined $31.6 million or 28.0%. We believe that the decrease was attributable to higher fabric and garment imports, particularly from Asia, as a result of currency devaluations.

  Engineered Products. Net sales of engineered products were $46.7 million for fiscal 1999. Net sales of engineered products were $9.1 million for the period from October 14, 1998 (the date we acquired this business as a result of the Bibb acquisition) through the end of fiscal 1998.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses for fiscal 1999 were $64.5 million (10.3% of net sales), an increase of $6.1 million or 10.5% from $58.4 million (11.3% of net sales) for fiscal 1998. The increase reflected incremental expenses resulting from the acquisition of Bibb, offset in part by a $3.4 million decrease in incentive compensation.

Operating Income

  Total operating income for fiscal 1999 was $50.8 million (8.1% of net sales) compared to $46.5 million (9.0% of net sales) for fiscal 1998.

  Home Fashions. Operating income for the home fashions segment was $50.9 million for fiscal 1999, compared to $33.8 million for fiscal 1998. The increase in operating income reflected the increase in sales resulting from the Bibb acquisition, lower raw material costs and cost savings resulting from the integration of Bibb.

  Apparel Fabrics. Operating income for the apparel fabrics segment decreased to $4.4 million in fiscal 1999 from $23.7 million in fiscal 1998. The decrease was due to lower sales volume, a very competitive pricing environment, and higher per unit manufacturing costs resulting from reduced capacity utilization, offset somewhat by lower raw material costs. The closure of our Spindale greige mill in the first quarter of fiscal 1999 resulted in overhead cost savings that partially mitigated the under-absorption of fixed costs and prevented an operating loss for this segment in fiscal 1999.

  Engineered Products. Operating income for the engineered products segment was $2.7 million in fiscal 1999. In the 11-week period during fiscal 1998 that we operated this business, beginning with the acquisition of Bibb in October 1998, operating income for the segment was $0.2 million.

  Corporate Items. Amortization of goodwill, which is entirely attributable to the October 1998 acquisition of Bibb, was $2.9 million for fiscal 1999. Amortization for the 11-week period included in fiscal 1998 after the acquisition was $0.6 million.

  Other operating costs, net for fiscal 1999 included a $1.8 million pre-tax gain from reversal of reserves established in fiscal 1997 in connection with the closure of our Riverside apparel fabrics weaving facilities in Danville, Virginia. During fiscal 1999 we donated the Long Mill, one of two mill complexes that comprise the Riverside facilities, to a local nonprofit historical organization for future renovation and development into a multi-use retail and residential facility. At the time of the donation, $1.7 million remained of a $3.1 million reserve that was established in fiscal 1997 for the estimated cost of demolishing the mill buildings and related costs. Due to the donation of the Long Mill, it is no longer anticipated that the remaining Riverside property will be demolished. Accordingly, we reversed the remaining reserve during fiscal 1999. In fiscal 1999, we also reversed $0.1 million of the reserve established in fiscal 1997 for severance and benefit costs associated with the Riverside closure, due to lower than anticipated actual costs. We could potentially be reimbursed by the developer of the Long Mill property for $1.2 million of demolition and related costs that we incurred before the donation. Under our agreement with the developer, such reimbursement will only occur if the developer begins receiving revenues from the development of the Riverside property, will not commence until at least 2004, and will be paid in installments of $10,000 per month.

  Other operating costs, net for fiscal 1999 also included a $0.5 million pre-tax gain from reversal of a portion of the loss recorded in fiscal 1998 for closure of our apparel fabrics weaving facility in Spindale, North Carolina. The majority of this gain was caused by a better than anticipated recovery on equipment that was written down in connection with the plant closure.

  Other operating costs, net for fiscal 1998 totaled $5.3 million and consisted of a $5.7 million charge resulting from our decision to close our apparel fabrics weaving facility in Spindale, North Carolina, and a $0.4 million gain from the early termination of a lease. The charge for the Spindale facility closure included a $5.4 million non-cash writedown of assets, and $0.3 million for estimated severance and other benefits associated with the termination of approximately 130 employees. By the end of January 1999, all production at the facility had ceased and the payout of severance and benefit costs to terminated employees was completed by the end of fiscal 1999.

  Other expenses not allocated to our business segments totaled $6.6 million in fiscal 1999 compared to $5.3 million in fiscal 1998 and consisted primarily of depreciation on the write-up of our fixed assets from our acquisition in 1989. The vast majority of the write-up relates to manufacturing equipment that was fully depreciated as of the end of fiscal 1999.

Interest Expense

  Interest expense for fiscal 1999 was $28.4 million, up $9.7 million or 51.9% from fiscal 1998. Higher debt levels as a result of the Bibb acquisition resulted in a $10.7 million increase in interest expense for fiscal 1999. This was offset somewhat by the effect of lower average interest rates, which decreased to 8.1% in fiscal 1999 from 8.6% in fiscal 1998.

Income Tax Provision

  The income tax provision was $8.3 million (35.9% of pre-tax income) for fiscal 1999, compared to $11.0 million (39.1% of pre-tax income) for fiscal 1998. The lower effective tax rate in fiscal 1999 was attributable to a $1.5 million combined federal and state tax benefit from the charitable donation of the Riverside Long Mill (discussed above). This was partially offset by the effect of a full year of nondeductible goodwill amortization from the Bibb acquisition, compared to 11 weeks of amortization in fiscal 1998.

Net Income and Earnings Per Share

  Net income for fiscal 1999 was $14.7 million or $0.63 per share (diluted), in comparison with $16.7 million or $0.83 per share (diluted) for fiscal 1998. Fiscal 1999 net income was affected by the following one-time items (discussed above) that, together, increased net income by $2.9 million, or $0.12 per diluted share:

  . a $1.5 million combined federal and state tax benefit from the charitable donation of the Riverside Long Mill;

  . a $1.8 million pre-tax gain ($1.1 million after-tax) from reversal of certain prior year reserves associated with the Riverside plant closure; and

  . a $0.5 million pre-tax gain ($0.3 million after-tax) from reversal of a portion of the loss recorded in fiscal 1998 for closure of the Spindale plant.

Fiscal 1998 net income included a pre-tax charge of $5.7 million ($3.5 million after-tax, or $0.18 per share) relating to closure of the Spindale plant, and an extraordinary loss of $0.4 million ($0.02 per share) from the refinancing of outstanding bank debt as a result of the Bibb acquisition.

Comparison of 52 Weeks Ended January 2, 1999 ("fiscal 1998") to 53 Weeks Ended January 3, 1998 ("fiscal 1997")

Net Sales

  Net sales for fiscal 1998 were $517.4 million, an increase of $41.0 million or 8.6% from net sales of $476.4 million for fiscal 1997.

  Home Fashions. Net sales of home fashions products for fiscal 1998 were $321.8 million, up $66.0 million or 25.8% from net sales of $255.8 million for fiscal 1997. The acquisition of Bibb in October 1998 contributed $38.3 million of this increase. The remainder of the increase was primarily attributable to higher sales of bed ensembles, which were up $60.7 million over fiscal 1997 sales, offset by lower sales of individually packaged sheets and sales of greige goods (unfinished sheeting) which were down $29.1 million from fiscal 1997 sales.

  Apparel Fabrics. Net sales of apparel fabrics in fiscal 1998 were $186.5 million, down $34.2 million or 15.5% from net sales of $220.7 million for fiscal 1997. Of this decrease, $12.2 million was attributable to the sale of a polypropylene yarn spinning plant in December 1997 and our exit from a commission dyeing arrangement during the year. The remainder of the decrease reflected lower sales throughout most product categories, including the segment's largest product category, shirting products, in which sales declined $12.1 million, or approximately 10% from fiscal 1997 sales.

  Engineered Products. Net sales of engineered products for the period from October 14, 1998 (the date the segment was acquired as a result of the Bibb acquisition) until the end of fiscal 1998 were $9.1 million.

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

  Home Fashions. Operating income for the home fashions segment was $33.8 million in fiscal 1998. This compares to operating income of $32.5 million for the segment in fiscal 1997. The increase was due to the acquisition of Bibb in October 1998, which added $4.0 million of operating income. Excluding Bibb, operating income would have declined $2.6 million or 8.0% from operating income for fiscal 1997. In spite of higher sales and lower raw material costs during fiscal 1997, operating income for the segment (excluding Bibb) declined due to higher production costs associated with the use of outside contractors to meet increased demand levels, a competitive pricing environment which led to lower prices for home fashions products, and a less favorable product mix.

  Apparel Fabrics. Operating income for the apparel fabrics segment was $23.7 million for fiscal 1998 as compared to $23.4 million of operating income for fiscal 1997. Operating income for the segment was approximately even with operating income for fiscal 1997 despite a $34.2 million sales decline. This relatively high level of operating income in relation to net sales was due to lower production costs as a result of the acquisition of Cherokee in February 1997 and the subsequent closure of our Riverside apparel fabrics weaving plant (which resulted in increased plant utilization and reduced unit costs), and lower raw material costs during fiscal 1998. Segment operating income does not reflect the amounts reported as one-time charges under "Other Operating Costs, Net" for the closure of the apparel fabrics segment's Riverside and Spindale weaving mills.

  Engineered Products. The engineered products segment generated $0.2 million in operating income in the 11 weeks since the business was acquired by us from Bibb in October 1998.

  Corporate Items. Amortization of goodwill was $0.6 million for fiscal 1998 and was entirely attributable to goodwill resulting from the acquisition of Bibb.

  Other operating costs, net totaled $5.3 million in fiscal 1998 and consisted of (1) a $5.7 million charge relating to the closure of our apparel fabrics weaving facility in Spindale, North Carolina, and (2) a $0.4 million gain realized from the early termination of a lease. The charge for the Spindale facility closure included a $5.4 million non-cash write-down of assets, $0.5 million of which was reversed in fiscal 1999, and $0.3 million for severance and other benefits associated with the termination of approximately 130 employees. We began phasing out production at the Spindale facility in the fourth quarter of fiscal 1998. By the end of January 1999 all production had ceased and the termination of affected employees had been completed. Substantially all of the related severance and benefit costs were paid out during fiscal 1999.

  Other operating costs, net for fiscal 1997 totaled $7.0 million and consisted of (1) a $7.6 million charge relating to the closure of our Riverside apparel fabrics weaving facilities, and (2) a $0.6 million gain from the sale of a yarn mill in Wetumpka, Alabama. The charge for the Riverside facilities closure included a $4.2 million non-cash write-down of assets, and $0.3 million for severance and other benefits associated with the termination of approximately 200 employees. The remainder of the charge ($3.1 million) related principally to estimated expenditures required for demolition of the buildings and environmental expense (principally asbestos removal). By the end of fiscal 1997, operations at the facilities had ceased, the termination of affected employees had been completed, and most salvageable equipment had either been sold or was in the process of being moved to other facilities. During fiscal 1998, we entered into a contract with a third party for asbestos removal and demolition of the first of the two mill buildings. Shortly after work on the project commenced, we agreed to suspend work on the demolition at the request of state and local historical organizations who were exploring alternative uses for the property and had the support of various government agencies and officials. As of January 2, 1999, (1) $0.5 million had been spent on, and $2.6 million remained in reserve for, asbestos removal and demolition and (2) $0.2 million had been spent on, and $0.1 million remained in reserve for, severance and benefits. In fiscal 1999 we donated a portion of the Riverside facilities to a nonprofit historical organization and reversed $1.8 million of the reserves established in 1997.

  As noted above, we realized a $0.6 million gain on the sale of our Wetumpka yarn mill in fiscal 1997. Wetumpka was a plant devoted primarily to the manufacture of polypropylene yarn for one customer pursuant to a long-term contract. The customer decided to exit the business and since the conversion of the plant to support other businesses was not cost effective, we decided to sell the plant. During fiscal 1997 and 1996, sales attributable to yarn manufactured at the plant ranged from $5.0 million to $7.0 million annually, and it operated at a break-even level.

  Other expenses not allocated to our business segments totaled $5.3 million in fiscal 1998 compared to $5.9 million in fiscal 1997 and consisted primarily of depreciation on the write-up of our fixed assets from when we were acquired in 1989.

Interest Expense

  Interest expense for fiscal 1998 was $18.7 million, down $2.4 million or 11.4% from $21.1 million in fiscal 1997. Most of the decrease in interest expense was attributable to lower interest rates, which averaged 8.6% in fiscal 1998 compared to 9.5% in fiscal 1997. In addition, lower debt levels during fiscal 1998 as a result of debt repayments made with the proceeds from our initial public offering in November 1997 resulted in a $0.5 million decrease in interest expense. Debt levels increased by $211.0 million at the end of fiscal 1998 as a result of higher levels of working capital and the acquisition of Bibb.

Income Tax Provision

  The income tax provision was $11.0 million (39.1% of pre-tax income) for fiscal 1998, compared to $8.4 million (38.6% of pre-tax income) for fiscal 1997. The slightly higher effective tax rate in fiscal 1998 was caused by nondeductible goodwill amortization.

Net Income and Earnings Per Share

  Net income for fiscal 1998 was $16.7 million or $0.83 per share (diluted), in comparison with $13.0 million, or $0.88 per share (diluted) for fiscal 1997. Fiscal 1998 included a charge of $3.5 million after tax ($0.18 per share) for the closure of the Spindale apparel fabrics weaving plant and an extraordinary loss of $0.4 million ($0.02 per share) from the refinancing of outstanding bank debt as a result of the Bibb acquisition. Fiscal 1997 included a net charge of $4.3 million after tax ($0.29 per share) for the closure of the Riverside apparel fabrics weaving plant offset by the gain on the sale of Wetumpka, and an extraordinary loss of $0.2 million ($0.01 per share) associated with the early retirement of debt from the proceeds of our initial public offering.

Liquidity and Capital Resources

 General

  We rely on internally generated cash flow, supplemented by borrowings under our working capital facility and proceeds received in connection with issuances and sales of debt and equity securities, to meet our working capital needs, capital improvements and debt service requirements. Our total debt to total capital ratio at January 1, 2000 was 53.7%.

 Working Capital

  Our operations are working capital intensive. Our operating working capital (accounts receivable and inventories less accounts payable and accrued expenses) typically increases or decreases in relation to sales and operating activity levels.

  Operating working capital generated $4.1 million of cash during fiscal 1999. Net income plus non-cash expense items (net) provided $65.7 million in cash during the year, in addition to $5.2 million generated by changes in operating assets and liabilities. Those changes were the $4.1 million decrease in working capital mentioned above, an increase of $0.2 million of prepaid expenses and other assets and a $1.3 million increase in other liabilities. As a result, operating activities in fiscal 1999 provided net cash of $70.9 million.

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

  In connection with purchasing cotton for anticipated manufacturing requirements, we may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. We generally cover open order requirements, which average approximately three months of production, through direct purchase and hedging transactions, and we may shorten or lengthen that period in accordance with our perception of the direction of cotton prices. Futures and option contracts are accounted for as hedges and, accordingly, gains or losses are deferred and reflected in cost of sales as an element of the cost of the finished product. Gains and losses related to hedging activity during the three year period ended January 1, 2000 were not material to our results of operations. There were no material cotton futures or options contracts outstanding at January 1, 2000, January 2, 1999 or January 3, 1998.

  We have been awarded a significant new program for the manufacture of home fashions products for a large mass merchant. We expect shipments to begin in late July 2000. Initial shipments will consist of inventory valued at approximately $25.0 million. We intend to fund the working capital necessary for the inventory build up with additional borrowings under our working capital facility and/or cash flow from operations. The program has a three-year term and is expected to generate significant incremental annual net sales in each of fiscal 2000, 2001 and 2002.

 Credit Facilities

  On October 14, 1998, in order to finance the Bibb acquisition, we replaced our $90 million revolving credit facility with a new $275 million credit facility. This credit facility consists of a $125 million amortizing term loan, which we refer to as the term loan, and a $150 million non-amortizing revolving working capital credit line, which we refer to as the working capital facility. The credit facility is secured by our accounts receivable and inventories.

  The borrowings under the credit facility bear interest at a base rate plus applicable percentage, as defined (9.00% as of February 29, 2000) or LIBOR plus applicable percentage, as defined (7.57% as of February 29, 2000) for periods of one, two, three or six months, at our option. The term loan was fully borrowed at inception and has required principal amortization in the amounts of $20.0 million, $23.0 million, $40.0 million, and $42.0 million in fiscal years 2000, 2001, 2002, and 2003, respectively, with a final maturity of September 30, 2003. The working capital facility is non-amortizing with any borrowings outstanding due at final maturity September 30, 2003. At January 1, 2000, we had aggregate borrowings of $54.5 million and $1.4 million in letters of credit outstanding under the working capital facility and had $94.1 million unused and available for borrowing.

  The credit facility contains certain covenants including the maintenance of a certain interest coverage ratio and maximum debt levels and limitations on mergers and consolidations, affiliated transactions, incurring liens, disposing of assets and limitations on investments. An event of default under the credit facility includes change of control (as defined in the credit facility) as well as non-compliance with certain other provisions.

  In addition, at January 1, 2000, we had an aggregate of $120.0 million of our 10 1/8% senior subordinated notes due 2003 outstanding. Interest on these notes is payable semi-annually on June 15 and December 15 of each year. The notes mature on December 15, 2003.

  The credit facility and the indenture relating to our 10 1/8% senior subordinated notes restrict certain payments, including dividends and payments for the repurchase of capital stock. At January 1, 2000, $52.1 million of our retained earnings was restricted under either the credit facility and/or the indenture.

 Acquisitions

  In February 1997, we acquired substantially all of the assets and assumed certain liabilities of Cherokee for an aggregate purchase price of $65 million. Cherokee was a supplier of yarn-dyed fabrics to men's and women's shirting manufacturers and of sportswear fabrics to the converting trade, and was our primary competitor for these fabrics. We financed the purchase price with borrowings under our old revolving credit facility (which was refinanced in connection with the Bibb acquisition). In connection with the acquisition, we also assumed $0.6 million of Cherokee debt.

  In October 1998, we purchased all of the outstanding capital stock of Bibb (through a merger transaction) for an aggregate purchase price of $240 million. Bibb, founded in 1876, was a leading domestic manufacturer of home fashions products. The purchase price for the Bibb acquisition consisted of $86 million of cash and 4.3 million shares of our Class A Common Stock. We funded the cash portion of the purchase price with borrowings under the working capital facility. In connection with the acquisition, we also assumed or repaid an aggregate of $95 million of Bibb debt. The portion of Bibb debt repaid was funded with borrowings under the working capital facility.

 Capital Improvements

  We made capital expenditures aggregating $36.7 million, $39.5 million and $24.2 million in fiscal 1999, 1998 and 1997, respectively. We anticipate capital expenditures in the range of $40.0 million to $45.0 million in fiscal 2000, which will be used primarily for cutting and sewing, greige fabric manufacturing and other various facility modernizations.

  Rental expense for fiscal 1999, 1998 and 1997 was approximately $8.3 million, $7.7 million, and $7.4 million, respectively, net of rental income on noncancellable leases and subleases of approximately $1,021,000, $252,000 and $34,000, respectively. At January 1, 2000, our future minimum lease payments due under operating leases with noncancellable terms in excess of one year were as follows: 2000, $6.7 million; 2001, $4.5 million; 2002, $4.2 million; 2003, $3.9 million; 2004, $3.7 million; and later, $16.6 million.

 Stock Repurchase Program

  In August 1999, our board of directors authorized the repurchase from time to time of up to $10.0 million aggregate market value of our Class A Common Stock in open market transactions on the NYSE. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. Pursuant to the terms of our credit facility, we may not utilize more than $5.0 million to repurchase shares in any fiscal year. As of January 1, 2000 we had repurchased 753,919 shares having an aggregate market value of $5.0 million. Any further repurchases will depend among prevailing market conditions at the time of the proposed repurchase.

Risk Management

 Interest Rate Risk

  We have exposure to floating interest rates through our borrowings under our credit facility. Therefore, interest expense will fluctuate with changes in LIBOR and the prime rate. At January 1, 2000, we had interest rate swap agreements that terminate in the first quarter of fiscal 2000 which effectively convert variable rate interest payable on $65.0 million of existing debt to a fixed rate. As of January 1, 2000 a 10% increase in interest rates in effect on our variable rate borrowings would increase interest expense by $1.4 million on an annual basis.

 Commodity Price Risk

  We use many types of fiber, both natural and man-made, in the manufacture of our textile products. We believe that future price levels of all fibers will depend primarily upon supply and demand conditions, weather conditions, general inflation and domestic and foreign governmental regulations and agricultural programs. We manage our exposure to changes in commodity prices primarily through our procurement practices.

  We enter into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If we had a net cash settlement of our open firm commitment cotton contracts at January 1, 2000, and market prices of contracted cotton decreased by 10%, we would be required to pay a net settlement provision of approximately $2.3 million.

 Impact of Year 2000

  Like most owners of computer software, we have replaced or modified a significant portion of our computer software to handle the Year 2000 issue. This included business applications and embedded systems such as manufacturing equipment, voice and data communications and ERP systems. Most of our efforts in this area have been directed toward implementing new or improved systems which not only achieve Year 2000 compliance, but significantly improve and expand operational capabilities of certain of our computer systems and, therefore, have been capitalized. Costs associated strictly with our Year 2000 remediation program (excluding costs relating to capital improvements to systems that are not directly related to remediating Year 2000 problems in such systems) have been expensed as incurred and were not material.

  Specifically, we have successfully implemented an ERP system for corporate financial and material management systems, which are warranted by the vendor to be Year 2000 compliant and are operational. We have also successfully implemented the ERP system for our home fashions operations for customer order management, inventory management, manufacturing and distribution.

  Since January 1, 2000, we have not experienced any material disruptions due to the Year 2000 issue. While the primary risk to us with respect to the Year 2000 issue continues to be the inability of external parties to provide goods and services in a timely and accurate manner, to date, we are not aware of any such disruption. As a result, we do not believe that the Year 2000 issue presents a material risk to us.

Forward-Looking Statements

  This Annual Report contains forward-looking statements within the meaning of the Securities Act and the Exchange Act. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. The words "believes," "expects," "intends," "estimates," or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could," are intended to identify forward-looking statements. Specific forward-looking statements contained in this Annual Report include, among others:

  . the timing of pending acquisitions and the expected benefits of those acquisitions,
  . expected increased demand for our products during fiscal 2000, . expected reductions in apparel fabrics manufacturing costs and improved customer service due to our planned shift of a substantial portion of our manufacturing capacity to Mexico,
  . the timing and costs associated with building manufacturing facilities in
    Mexico,
  . estimated capital expenditures for fiscal 2000, . expected expenditures for environmental, health and safety law compliance, and
  . the anticipated outcome of pending environmental matters and litigation.

  With respect to forward-looking statements contained in this Annual Report, management has made assumptions regarding, among other things, the timing and outcome of our negotiations with acquisition candidates, our ability to integrate acquired companies, expected construction costs for new facilities in Mexico, expected labor costs in Mexico, the level of customer demand for our products, the amount and timing of expected capital expenditures, the estimated cost of compliance with environmental, health and safety laws and the expected resolution of various pending environmental matters and litigation. There can be no assurance that the assumptions made by us are correct.

  The forward-looking statements in this Annual Report are also subject to certain risks and uncertainties including, among others, that our performance in future periods may be adversely impacted by:

  . the cyclical nature of the textile industry, . adverse changes in domestic or international economic conditions generally,

  . intense domestic and international competition within the textile industry,
  . fluctuations in the price and availability of cotton and other raw materials,
  . the termination of license agreements, . our inability to make capital improvements necessary to maintain competitiveness,
  . possible adverse changes in governmental regulation regarding the import of cotton and textile products,
  . difficulties in integrating acquired businesses and achieving cost savings,
  . changes in environmental regulations,
  . deterioration of relationships with or the loss of material customers, . conditions in Mexico affecting our new Mexican manufacturing operations, . our inability or the inability of our customers to compete effectively with imported textile products, and
  . adverse changes in general market and industry conditions.

  We believe that the forward-looking statements in this Annual Report are reasonable; however, such statements are based on current expectations and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                      January 1, 2000 and January 2, 1999

                                                                1999     1998
                                                              -------- --------
                                                               (in thousands,
                                                              except per share
                                                                    data)
                           Assets
Current assets:
  Cash and cash equivalents.................................. $  2,084 $  3,356
  Accounts receivable (less allowance of $9,693 and
   $10,020)..................................................   77,009   94,374
  Inventories................................................  168,487  175,045
  Prepaid expenses and other current assets..................    2,132   11,283
  Deferred income taxes......................................   15,381   20,653
                                                              -------- --------
    Total current assets.....................................  265,093  304,711
Property, plant and equipment:
  Land.......................................................   10,113    8,063
  Building and improvements..................................   87,706   71,915
  Machinery and equipment....................................  369,410  347,842
  Construction in progress...................................    9,209    9,951
                                                              -------- --------
                                                               476,438  437,771
  Less accumulated depreciation and amortization.............  179,705  141,131
                                                              -------- --------
    Net property, plant and equipment........................  296,733  296,640
Goodwill.....................................................  110,384  110,727
Other assets.................................................   12,372    8,132
                                                              -------- --------
                                                              $684,582 $720,210
                                                              ======== ========
            Liabilities and Shareholders' Equity
Current Liabilities:
  Current maturities of long-term debt....................... $ 22,368 $  2,329
  Accounts payable...........................................   33,464   33,825
  Accrued compensation and related benefits..................   22,411   27,219
  Other accrued expenses.....................................   12,485   19,484
                                                              -------- --------
    Total current liabilities................................   90,728   82,857
Long-term debt...............................................  292,416  351,939
Deferred income taxes........................................   19,555   15,126
Other liabilities............................................   10,931   11,514

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 50,000,000
   shares; no shares issued..................................      --       --
  Common stock, Class A, $.01 par value; authorized
   175,000,000 shares; issued and outstanding 20,574,020
   shares (21,157,198 shares at January 2, 1999).............      206      212
  Common stock, Class B, $.01 par value; authorized
   35,000,000 shares; issued and outstanding 2,062,070
   shares....................................................       21       21
  Common stock, Class C, $.01 par value; authorized 5,000,000
   shares; no shares outstanding.............................      --       --
  Additional paid-in capital.................................  213,620  215,906
  Retained earnings..........................................   57,105   42,635
                                                              -------- --------
    Total shareholders' equity...............................  270,952  258,774
                                                              -------- --------
                                                              $684,582 $720,210
                                                              ======== ========

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME

        Years ended January 1, 2000, January 2, 1999 and January 3, 1998

                                                   1999      1998      1997
                                                 --------  --------  --------
                                                 (in thousands, except per
                                                        share data)
Net sales....................................... $628,899  $517,443  $476,448
Costs and expenses:
  Cost of sales.................................  512,977   406,619   372,165
  Selling, general and administrative expenses..   64,547    58,410    54,231
  Amortization of goodwill......................    2,859       589       --
  Other operating costs, net....................   (2,267)    5,347     7,012
                                                 --------  --------  --------
Operating income................................   50,783    46,478    43,040
Other income (expense), net.....................      603       334      (290)
Interest expense................................  (28,416)  (18,713)  (21,135)
                                                 --------  --------  --------
Income before income taxes and extraordinary
 item...........................................   22,970    28,099    21,615
Provision for income taxes......................    8,255    10,998     8,351
                                                 --------  --------  --------
Income before extraordinary item................   14,715    17,101    13,264
Extraordinary item, net of income taxes:
  Loss on early extinguished of debt............      --       (405)     (243)
                                                 --------  --------  --------
Net income...................................... $ 14,715  $ 16,696  $ 13,021
                                                 ========  ========  ========
Earnings per share--basic:
  Income before extraordinary item.............. $   0.64  $   0.86  $   0.90
  Extraordinary item............................      --      (0.02)    (0.01)
                                                 --------  --------  --------
  Net income per share--basic................... $   0.64  $   0.84  $   0.89
                                                 ========  ========  ========
Earnings per share--diluted:
  Income before extraordinary item.............. $   0.63  $   0.85  $   0.89
  Extraordinary item............................      --      (0.02)    (0.01)
                                                 --------  --------  --------
  Net income per share--diluted................. $   0.63  $   0.83  $   0.88
                                                 ========  ========  ========



                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         Class   Class  Class                         Accumulated
                           A       B      C    Additional                Other
                         Common  Common Common  Paid-in    Retained  Comprehensive
                         Stock   Stock  Stock   Capital    Earnings      Loss        Total
                         ------  ------ ------ ----------  --------  ------------- ---------
                                                  (in thousands)
Balance at December 28,
 1996................... $ 127   $ --    $ 14  $  64,668   $ 13,698     $ (609)    $  77,898
Net income..............   --      --     --         --      13,021        --         13,021
Other comprehensive
 income--pension
 liability adjustment...   --      --     --         --          --        609           609
                                                                                   ---------
Comprehensive income....                                                              13,630
                                                                                   ---------
Initial public
 offering...............    41      21    (14)    64,436         --        --         64,484
Termination of put
 rights.................   --      --     --       9,726         --        --          9,726
Tax effect of stock
 options exercised......   --      --     --         310         --        --            310
Retirement of common
 stock..................   --      --     --         --        (218)       --           (218)
                         -----   -----   ----  ---------   --------     ------     ---------
Balance at January 3,
 1998...................   168      21    --     139,140     26,501        --        165,830
Net income and
 comprehensive income...   --      --     --         --      16,696        --         16,696
Stock issued for
 acquisition............    44     --     --      75,394         --        --         75,438
Exercise of stock
 options................   --      --     --         544         --        --            544
Tax effect of stock
 options exercised......   --      --     --         828         --        --            828
Retirement of common
 stock..................   --      --     --         --        (562)       --           (562)
                         -----   -----   ----  ---------   --------     ------     ---------
Balance at January 2,
 1999...................   212      21    --     215,906     42,635        --        258,774
Net income and
 comprehensive income...   --      --     --         --      14,715        --         14,715
Exercise of stock
 options................     2     --     --       1,919         --        --          1,921
Tax effect of stock
 options exercised......   --      --     --         787         --        --            787
Retirement of common
 stock..................   --      --     --         --        (245)       --           (245)
Repurchase of common
 stock..................    (8)    --     --      (4,992)       --         --         (5,000)
                         -----   -----   ----  ---------   --------     ------     ---------
Balance at January 1,
 2000................... $ 206   $  21   $--   $ 213,620   $ 57,105     $  --      $ 270,952
                         =====   =====   ====  =========   ========     ======     =========


                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

        Years ended January 1, 2000, January 2, 1999 and January 3, 1998

                                                    1999      1998       1997
                                                  --------  ---------  --------
                                                        (in thousands)
Cash flows from operating activities:
 Net income.....................................  $ 14,715  $  16,696  $ 13,021
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Noncash interest expense......................       753        772     1,359
  Depreciation and amortization of property,
   plant and equipment..........................    38,912     30,220    27,508
  Amortization of goodwill......................     2,859        589       --
  Deferred income taxes.........................    10,756      3,463       (59)
  Writedown/disposal of assets..................       (25)       164       149
  Other operating costs, net....................    (2,267)     5,347     7,012
  Extraordinary loss on extinguishment of debt..       --         659       397
 Changes in operating assets and liabilities,
  excluding effects of business acquired:
    Accounts receivable.........................    17,209     13,704       473
    Inventories.................................     3,399    (27,391)   (8,790)
    Prepaid expenses and other assets...........      (187)    (1,291)   (2,701)
    Accounts payable and accrued expenses.......   (16,557)   (32,653)    4,646
    Other liabilities...........................     1,334       (374)    1,632
                                                  --------  ---------  --------
      Net cash provided by operating
       activities...............................    70,901      9,905    44,647
                                                  --------  ---------  --------
Cash flows from investing activities:
  Capital expenditures..........................   (36,729)   (39,454)  (24,231)
  Proceeds from sale of assets..................     7,801      2,803     4,005
  Acquisition of business.......................       --    (164,605)  (64,583)
                                                  --------  ---------  --------
      Net cash used by investing activities.....   (28,928)  (201,256)  (84,809)
                                                  --------  ---------  --------
Cash flows from financing activities:
  Payments of long-term debt....................    (2,327)   (41,054)  (89,177)
  Net proceeds from issuance of long-term debt..       --     207,458    62,972
  Net borrowings (payments)--working capital
   facility.....................................   (37,000)    26,000    (1,400)
  Proceeds from exercise of stock options.......     1,082        544       --
  Repurchase of common stock....................    (5,000)       --        --
  Net proceeds from issuance of common stock....       --         --     64,484
                                                  --------  ---------  --------
      Net cash provided (used) by financing
       activities...............................   (43,245)   192,948    36,879
                                                  --------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    (1,272)     1,597    (3,283)
Cash and cash equivalents at beginning of year..     3,356      1,759     5,042
                                                  --------  ---------  --------
Cash and cash equivalents at end of year........  $  2,084  $   3,356  $  1,759
                                                  ========  =========  ========

                            See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             January 1, 2000, January 2, 1999 and January 3, 1998

NOTE 1. Significant Accounting Policies and Other Matters

Basis of presentation

  The consolidated financial statements include the accounts of Dan River Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany items have been eliminated in consolidation.

Fiscal year

  The Company's fiscal year ends on the Saturday nearest to December 31. All references to fiscal 1999, 1998 and 1997 mean the 52 weeks ended January 1, 2000, 52 weeks ended January 2, 1999, and 53 weeks ended January 3, 1998, respectively.

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

Inventories

  Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories at January 1, 2000 and January 2, 1999, respectively, by component are as follows:

                                                                 1999     1998
                                                               -------- --------
                                                                (in thousands)
     Finished goods........................................... $ 55,710 $ 60,914
     Work in process..........................................   92,707   96,534
     Raw materials............................................    8,475    4,007
     Supplies.................................................   11,595   13,590
                                                               -------- --------
     Total inventories........................................ $168,487 $175,045
                                                               ======== ========

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

Goodwill

  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the acquisition of The Bibb Company on October 14, 1998 (Note 2). Goodwill is being amortized over forty years on the straight-line method. Accumulated amortization at January 1, 2000 and January 2, 1999 was

$3,448,000 and $589,000, respectively. Goodwill is reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of goodwill by comparing its carrying amount to estimated future undiscounted cash flows. The Company believes that no material impairment of goodwill existed at January 1, 2000.

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

Cotton futures contracts

  In connection with the purchasing of cotton for anticipated manufacturing requirements, the Company may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. These contracts are accounted for as hedges and, accordingly, gains or losses are deferred and reflected in cost of sales as an element of the cost of the finished product. Transactions related to cotton futures and option contracts during the three year period ended January 1, 2000 were not material.

Recent accounting pronouncements

  Effective January 3, 1999, the Company prospectively adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that certain costs incurred in connection with developing or obtaining software for internal use be capitalized and amortized over the estimated useful life of the software. The effect of adopting SOP No. 98-1 was to increase net income for fiscal 1999 by $0.4 million.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt in fiscal 2001. Under the Statement, all derivatives must be recognized on the balance sheet at fair value. Depending on the nature of the Company's derivative instruments at the time of adoption, the Statement could affect earnings. The Company has not yet determined the impact SFAS No. 133 will have on its results of operations or financial position.

NOTE 2. Acquisitions

  On October 14, 1998, the Company acquired all of the capital stock of The Bibb Company ("Bibb") for $86,497,000 in cash, including transaction costs, and the issuance of approximately 4,257,000 shares of the Company's Class A common stock. In connection with the acquisition, the Company also retired $78,612,000 of Bibb indebtedness, and paid $2,025,000 in cash and issued 104,000 shares of Class A common stock in cancellation of nonqualified Bibb stock options. The cash portion of the acquisition was funded at closing from borrowings under a new credit agreement (Note 4). Bibb was a manufacturer and marketer of: consumer products for the home, principally sheets, bedding and bedding accessories; textile products for the hospitality and healthcare industries; and specialty engineered textile products used in making high-pressure hoses and other industrial products.

  The acquisition of Bibb has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values. A summary of the assets acquired, liabilities assumed and consideration paid follows:

                                                                  (in thousands)
   Accounts receivable...........................................    $ 37,230
   Inventories...................................................      52,279
   Other current assets..........................................      20,805
   Property, plant and equipment.................................      84,605
   Goodwill......................................................     113,832
   Other assets..................................................      10,636
   Accounts payable..............................................     (35,054)
   Other current liabilities.....................................     (28,629)
   Noncurrent liabilities........................................     (15,661)
                                                                     --------
   Total.........................................................     240,043
   Issuance of 4,361 shares of Class A common stock..............     (75,438)
                                                                     --------
   Cash paid, net of $2,529 in cash acquired.....................    $164,605
                                                                     ========

  On February 3, 1997, the Company acquired substantially all the assets of The New Cherokee Corporation ("Cherokee"), a manufacturer of yarn-dyed shirting and sportswear fabrics, for $64,583,000 in cash, including transaction costs, and the assumption of certain operating liabilities. The acquisition was funded at closing with $12,100,000 of cash on hand, and borrowings under a working capital line of credit and term loan. The acquisition of Cherokee has been accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition and did not result in the recording of goodwill.

  The following summarized, unaudited pro forma results of operations assume the acquisitions of Bibb and Cherokee had occurred at the beginning of each year presented:

                                                                1998     1997
                                                              -------- --------
                                                               (in thousands,
                                                              except per share
                                                                    data)
   Net sales................................................. $696,404 $734,494
   Income before extraordinary item..........................   11,126    6,169
   Net income................................................   10,721    5,926
   Earnings per share:
     Basic...................................................     0.46     0.31
     Diluted.................................................     0.46     0.31

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

  The Company first amended and restated its Articles of Incorporation (the "Restated Articles"). Upon filing of the Restated Articles: (1) Class A Common Stock, par value $.01 per share, entitled to one vote per share, Class B Common Stock, par value $.01 per share, entitled to 4.39 votes per share, and Class C Common Stock, par value $.01 per share, nonvoting, were created; (2) each outstanding share of Old Voting Stock was reclassified and exchanged for
17.5 shares of Class A Common Stock of the Company ("Class A Common") and (3) each outstanding share of Old Nonvoting Stock was reclassified and exchanged for 17.5 shares of Class C Common Stock of the Company ("Class C Common") (the "Reclassification"). All share and per share amounts in the accompanying financial statements and the related notes have been adjusted to reflect the impact of the Reclassification on the number of shares outstanding and the per share amounts. Shares of Class C Common automatically converted into shares of Class A Common on a share-for-share basis upon consummation of the Offering.

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

  In August 1999, the Board of Directors approved a share repurchase program authorizing the Company to utilize up to $10,000,000 to repurchase shares of Class A common stock. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. As of January 1, 2000 the Company had repurchased 753,919 shares for $5,000,000.

NOTE 4. Long-Term Debt

  Long-term debt at January 1, 2000 and January 2, 1999, consists of the following:

                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
   Senior subordinated notes................................. $120,000 $120,000
   Working capital facility..................................   54,500   91,500
   Term loan.................................................  125,000  125,000
   Capital leases............................................   11,029   13,178
   Other borrowings with various rates and maturities........    4,255    4,590
                                                              -------- --------
                                                               314,784  354,268
   Less current maturities...................................   22,368    2,329
                                                              -------- --------
   Total long-term debt...................................... $292,416 $351,939
                                                              ======== ========

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

  The working capital facility as established October 14, 1998 consists of a long-term $150,000,000 working capital line of credit. At January 1, 2000, $54,500,000 was outstanding and $94,123,000 was available. All borrowings under the working capital facility are non-amortizing and are due September 30, 2003. The weighted average interest rate of the borrowings under the working capital facility at January 1, 2000 was 7.65%. The Company pays a commitment fee on the unused portion of the $150,000,000 working capital line of credit. The working capital facility also provides for the issuance of letters of credit up to $10,000,000 outstanding of which $1,377,000 was outstanding at January 1, 2000. This facility replaced a $90,000,000 working capital facility which was terminated on October 14, 1998.

  The Company entered into interest rate swap agreements in fiscal 1999 to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At January 1, 2000, the Company had outstanding interest rate swap agreements maturing in the first quarter of 2000 against existing outstanding debt of $65,000,000.

  The weighted average interest rate of the borrowings under the $125,000,000 term loan facility at January 1, 2000 was 7.58%. Scheduled principal payments by fiscal year are: 2000, $20,000,000; 2001, $23,000,000; 2002, $40,000,000;
2003, $42,000,000. The final payment is due September 30, 2003.

  The Agreement and the Notes contain certain restrictive covenants which, among other things, require the Company to meet earnings ratios, impose limitation on debt incurrence and restrict certain payments, including dividends and payments for the repurchase of capital stock. At January 1, 2000, $52,105,000 of the Company's retained earnings was so restricted.

  In fiscal 1998 the early retirement of debt obligations with proceeds from the Agreement resulted in an extraordinary loss of $659,000 less related income taxes of $254,000. The repayment of debt obligations in fiscal 1997 with the proceeds of the Company's Offering resulted in an extraordinary loss of $396,000, less related income taxes of $153,000.

  The aggregate annual scheduled principal repayments of long-term debt for 2000, 2001, 2002, 2003 and 2004 are $22,368,000, $25,749,000, $41,242,000,
$217,675,000 (which includes $54,500,000 under the working capital facility and $120,000,000 under the Notes), and $2,084,000 respectively.

  Cash payments of interest on debt were $28,706,000, $15,199,000 and $19,791,000 in fiscal 1999, 1998 and 1997, respectively.

NOTE 5. Income Taxes

  The provision for income taxes is comprised of the following:

                                                        1999     1998     1997
                                                       -------  -------  ------
                                                           (in thousands)
   Current:
     Federal.......................................... $(2,336) $ 5,770  $7,395
     State............................................    (793)   1,765   1,011
                                                       -------  -------  ------
                                                        (3,129)   7,535   8,406
                                                       -------  -------  ------
   Deferred:
     Federal..........................................   9,484    3,568    (267)
     State............................................   1,900     (105)    212
                                                       -------  -------  ------
                                                        11,384    3,463     (55)
                                                       -------  -------  ------
   Provision for income taxes......................... $ 8,255  $10,998  $8,351
                                                       =======  =======  ======

  A reconciliation of the differences between the provision for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

                                                        1999     1998     1997
                                                       -------  -------  ------
                                                           (in thousands)
   Amount computed using the statutory rate........... $ 8,040  $ 9,835  $7,565
   Increase (decrease) in taxes resulting from:
     State taxes......................................     719    1,079     795
     Amortization of goodwill.........................   1,001      206     --
     Donation of real estate..........................  (1,400)     --      --
     Other, net.......................................    (105)    (122)     (9)
                                                       -------  -------  ------
   Provision for income taxes......................... $ 8,255  $10,998  $8,351
                                                       =======  =======  ======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at January 1, 2000 and January 2, 1999 are as follows:

                                                               1999     1998
                                                              -------  -------
                                                              (in thousands)
   Deferred tax assets:
     Net operating loss and credit carryforwards............. $18,944  $16,679
     Accrued compensation and benefits.......................   7,856    8,950
     Inventory valuation and reserves........................   4,924    5,353
     Accounts receivable allowances..........................   1,779    3,285
     Other nondeductible reserves and accruals...............   3,598    5,827
     Other...................................................   1,724      883
                                                              -------  -------
       Total deferred tax assets.............................  38,825   40,977
                                                              -------  -------
   Deferred tax liabilities:
     Book carrying value in excess of tax basis of property,
      plant and equipment....................................  38,696   30,745
     Other...................................................   4,303    4,705
                                                              -------  -------
       Total deferred tax liabilities........................  42,999   35,450
                                                              -------  -------
       Net deferred tax asset (liability).................... $(4,174) $ 5,527
                                                              =======  =======

  At January 1, 2000 the Company had available federal net operating loss carryforwards of $28,200,000 which may be used to offset future taxable income. These carryforwards expire beginning in fiscal 2010. In addition, the Company had available a minimum tax credit carryforward of $8,300,000 which may be used to reduce future federal regular income taxes over an indefinite period.

  Most of the net operating loss carryforwards were generated by The Bibb Company prior to its acquisition by the Company in fiscal 1998 (Note 2), and the related tax benefit has been credited to goodwill. Because the acquisition constituted a "change in ownership" under Section 382 of the Internal Revenue Code, the annual utilization of these carryforwards is subject to certain restrictions. However, such restrictions are not expected to cause any of the carryforwards to expire.

  The federal income tax returns of the Company for fiscal 1995 and prior years are closed to assessment by the Internal Revenue Service. However, the net operating loss and credit carryforwards that existed at the end of fiscal 1995 remain open to adjustment. The Company believes that it has adequately provided for income taxes, and that any potential adjustments or assessments that might be made by the Internal Revenue Service or other taxing authorities would not have a material impact on the Company's financial position or results of operations.

  The Company received $260,000 in income tax refunds during fiscal 1999, and made income tax payments of $6,200,000 and $4,815,000 during fiscal 1998 and 1997, respectively.

NOTE 6. Benefit Plans

Retirement plans

  The Company sponsors qualified noncontributory defined benefit pension plans that cover the majority of its full-time employees. The following tables set forth the changes in benefit obligations and plan assets of the plans for fiscal 1999 and 1998, and the funded status of the plans as of January 1, 2000 and January 2, 1999.

                                                              1999     1998
                                                             -------  -------
                                                             (in thousands)
   Change in benefit obligations:
     Benefit obligations at beginning of year............... $34,641  $22,109
     Service cost...........................................   2,449    1,787
     Interest cost..........................................   2,567    1,829
     Actuarial loss (gain)..................................  (4,553)     211
     Acquisition of Bibb....................................     --    10,791
     Benefits paid..........................................  (1,568)  (2,086)
                                                             -------  -------
     Benefit obligations at end of year.....................  33,536   34,641
                                                             -------  -------
   Change in plan assets:
     Fair value of plan assets at beginning of year.........  33,175   21,941
     Actual return on plan assets...........................   4,032    4,404
     Company contributions..................................   1,607       65
     Acquisition of Bibb....................................     --     8,851
     Benefits paid..........................................  (1,568)  (2,086)
                                                             -------  -------
     Plan assets at end of year.............................  37,246   33,175
                                                             -------  -------
   Funded status............................................   3,710   (1,466)
   Unrecognized actuarial loss..............................  (5,640)    (226)
   Unrecognized prior service cost..........................      (5)      (4)
                                                             -------  -------
   Net amount recognized at end of year..................... $(1,935) $(1,696)
                                                             =======  =======
   Amounts recognized in the consolidated statement of
    financial position consist of:
     Prepaid pension cost................................... $   935  $ 1,504
     Accrued pension cost...................................  (2,870)  (3,200)
                                                             -------  -------
     Net amount recognized at end of year................... $(1,935) $(1,696)
                                                             =======  =======

  The projected benefit obligations and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $13,479,000 and $13,122,000, respectively, as of January 1, 2000, and
$22,592,000 and $20,220,000, respectively, as of January 2, 1999. As of
January 1, 2000, the fair value of plan assets exceeded the accumulated benefit obligation for each pension plan. The accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets as of January 2, 1999 were $9,513,000 and $8,421,000, respectively.

  Weighted average assumptions used in measuring benefit obligations as of year-end are as follows:

                                                                     1999  1998
                                                                     ----  ----
     Discount rate.................................................. 8.0%  7.0%
     Expected return on plan assets................................. 9.5%  9.5%
     Rate of compensation increase.................................. 5.0%  4.0%

  Net periodic benefit cost included the following components:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (in thousands)
   Service cost...................................... $ 2,449  $ 1,787  $ 1,501
   Interest cost.....................................   2,567    1,829    1,541
   Expected return on assets.........................  (3,170)  (2,214)  (1,582)
   Actuarial loss....................................     --       --        18
                                                      -------  -------  -------
   Net periodic benefit cost......................... $ 1,846  $ 1,402  $ 1,478
                                                      =======  =======  =======

  The Company also sponsors 401(k) plans for most salary paid employees and certain hourly paid employees not covered under defined benefit plans. Beginning in fiscal 1998, certain participants were eligible for company matching contributions, which amounted to $557,000 and $292,000, respectively, for fiscal 1999 and 1998.

Supplemental retirement plan

  The Company sponsors an unfunded supplemental retirement plan for certain former employees that provides for payments upon retirement, death or disability over the longer of the employee's life or ten years. The projected benefit obligations of $2,492,000 and $3,052,000 at January 1, 2000 and January 2, 1999, respectively, are accrued in the accompanying consolidated balance sheets. The Company is a beneficiary of life insurance policies on certain participants in this plan.

Stock option plans

  The Company adopted stock incentive plans in fiscal 1997 (the "1997 Plans") for key employees and non-employee directors that allow for the grant of stock options, restricted stock, stock appreciation rights and stock. There are 1,925,000 shares of Class A common stock reserved for issuance under the 1997 Plans, and as of January 1, 2000, nonqualified options to purchase 1,554,600 shares had been granted and were outstanding. Employee options generally vest in one-fourth increments annually beginning on the second December 31 after the date of grant, except that fiscal 1997 grants vest in one-third increments annually beginning December 31, 1999. Non-employee director options generally vest ratably over a 3-year period from the date of grant. All outstanding options under the 1997 Plans have an exercise price equal to the fair market value of the stock on the grant date and expire at the end of 10 years.

  The Company also maintains a nonqualified stock option plan pursuant to which options to purchase Class A common stock were granted prior to fiscal 1997. Effective with establishment of the 1997 Plans, options are no longer granted under this plan. All options to purchase unissued shares granted under this plan have an exercise price of $6.85 per share, generally vested on December 31, 1999, and expire on December 31, 2001. Prior to December 30, 1994, the plan also provided for the granting of options to purchase shares of the Company's Class A common stock from a certain principal shareholder at an exercise price of $0.57 per share. All of these options were either exercised or forfeited by December 31, 1999.

  In connection with the acquisition of Bibb (Note 2), outstanding incentive stock options ("ISO's") held by Bibb employees were converted into fully vested and exercisable options to purchase Class A common stock of the Company. The ISO's expire in 2007.

  The Company has applied APB 25 in accounting for stock options and, accordingly, no compensation expense has been recorded in fiscal 1999, 1998 or 1997. If the Company had determined compensation expense based on fair value at the grant date for its stock options under SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1999    1998    1997
                                                         ------- ------- -------
                                                          (in thousands, except
                                                             per share data)
   Net income:
     As reported........................................ $14,715 $16,696 $13,021
     Pro forma..........................................  13,817  16,033  12,949
   Per share:
     As reported--
       Basic............................................    0.64    0.84    0.89
       Diluted..........................................    0.63    0.83    0.88
     Pro forma--
       Basic............................................    0.60    0.81    0.88
       Diluted..........................................    0.59    0.80    0.87

  The pro forma results reflect amortization of the fair value of stock options over the vesting period, and only take into consideration options granted after fiscal 1994. The weighted average fair value of options granted in fiscal 1999, 1998 and 1997, was estimated to be $2.62, $3.82 and $6.63, respectively. The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends.

  The following weighted average assumptions were used in the valuation of options:

                                                            1999   1998   1997
                                                            -----  -----  -----
   Expected option life in years...........................   6.0    6.0    6.0
   Risk-free interest rate.................................  6.13%  4.73%  5.89%
   Expected stock price volatility......................... 40.00% 37.00% 34.00%

  The following is a summary of stock option activity:

                                    Options Exercisable   Options Exercisable
                                      Against Unissued     Against Principal
                                           Shares             Shareholder
                                    --------------------- --------------------
                                               Weighted--           Weighted--
                                                Average    Number    Average
                                    Number of   Exercise     of      Exercise
                                     Shares      Price     Shares     Price
                                    ---------  ---------- --------  ----------
Outstanding at December 28, 1996...   594,825    $ 6.85    456,750    $0.57
Granted............................   599,000     15.00        --       --
Exercised..........................       --        --     (57,250)    0.57
Forfeited..........................   (11,375)     6.85        --       --
                                    ---------    ------   --------    -----
Outstanding at January 3, 1998..... 1,182,450     10.98    399,500     0.57
Conversion of Bibb ISO's...........   347,586      5.46        --       --
Granted............................   502,500      8.66        --       --
Exercised..........................   (63,799)     6.08   (178,450)    0.57
Forfeited..........................    (3,500)    15.00        --       --
                                    ---------    ------   --------    -----
Outstanding at January 2, 1999..... 1,965,237      9.56    221,050     0.57
Granted............................   521,000      5.37        --       --
Exercised..........................  (197,492)     5.51   (221,050)    0.57
Forfeited..........................  (102,103)     8.09        --       --
                                    ---------    ------   --------    -----
Outstanding at January 1, 2000..... 2,186,742    $ 9.00   $    --     $ --
                                    =========    ======   ========    =====
Options exercisable at January 3,
 1998..............................     3,333    $15.00    399,500    $0.57
                                    =========    ======   ========    =====
Options exercisable at January 2,
 1999..............................   758,896    $ 6.38    221,050    $0.57
                                    =========    ======   ========    =====
Options exercisable at January 1,
 2000..............................   964,934    $ 8.66   $    --     $0.57
                                    =========    ======   ========    =====

  A summary of stock options outstanding against unissued shares at January 1, 2000 follows:

                                 Options outstanding        Options exercisable
                          --------------------------------- --------------------
                                        Weighted   Weighted             Weighted
                                        average    average              average
Range of                    Number     remaining   exercise   Number    exercise
exercise prices           Outstanding life (years)  price   exercisable  price
---------------           ----------- ------------ -------- ----------- --------
$5.31 -- $7.19...........  1,139,242      5.9       $ 6.07    642,142    $ 6.60
$8.31 -- $9.81...........    451,500      8.9       $ 8.37    114,125    $ 8.38
$15.00 -- $20.13.........    596,000      7.9       $15.08    208,667    $15.10

NOTE 7. Other Operating Costs, Net

  Other operating costs, net for fiscal 1999 includes a $1,764,000 pre-tax gain from reversal of reserves established in fiscal 1997 in connection with the closure of the Company's Riverside apparel fabrics weaving facilities in Danville, Virginia. During fiscal 1999 the Company donated the Long Mill, one of two mill complexes which make up the Riverside facilities, to a local nonprofit historical organization for future renovation and development into a multi-use retail and residential facility. At the time of the donation, $1,662,000 remained of a $3,106,000 reserve that was established in fiscal 1997 for the estimated cost of demolishing the mill buildings and related costs. Due to the donation of the Long Mill, it is no longer anticipated that the remaining Riverside property will be demolished. Accordingly, the Company reversed the remaining reserve. In fiscal 1999, the Company also reversed $102,000 of the reserve established in fiscal 1997 for severance and benefit costs associated with the Riverside closure, due to lower-than-anticipated actual costs. The

Company could potentially be reimbursed by the developer of the Long Mill property for $1,200,000 of demolition and related costs that the Company incurred before the donation. Under the Company's agreement with the developer, such reimbursement will only occur if the developer begins receiving revenues from the development of the Riverside property, will not commence until at least 2004, and will be paid in installments of $10,000 per month.

  Other operating costs, net for fiscal 1999 also includes a $503,000 pre-tax gain from reversal of a portion of the loss recorded in fiscal 1998 for closure of the Company's apparel fabrics weaving facility in Spindale, North Carolina. Included in this amount is a $467,000 gain caused by better-than-anticipated proceeds on the sale of equipment that was written down in connection with the plant closure. The remainder of the gain ($36,000) is from reversal of a portion of the reserve established for severance and benefit costs.

  Other operating costs, net for fiscal 1998 included a $5,747,000 charge resulting from the Company's decision to close its apparel fabrics weaving facility in Spindale, North Carolina, and a $400,000 gain from the early termination of a lease. The charge for the Spindale facility closure included a $5,446,000 non-cash write-down of assets, and $301,000 for estimated severance and other benefits associated with the termination of approximately 130 employees. By the end of January 1999, all production at the facility had ceased. The payout of severance and benefit costs to terminated employees was completed by the end of fiscal 1999.

  During fiscal 1997 the Company recorded a charge of $7,594,000 relating to the Closure of its Riverside apparel fabrics weaving facilities in Danville, Virginia. Also in fiscal 1997, the Company sold its yarn mill in Wetumpka, Alabama, resulting in a gain of $583,000. The charge for the Riverside facilities closure included a $4,194,000 non-cash write-down of assets, and $294,000 for severance and other benefits associated with the termination of approximately 200 employees. The remainder of the charge ($3,106,000) related to estimated expenditures for demolition of the buildings and environmental expense (principally asbestos removal). By the end of fiscal 1997, the closure of the facilities and the termination of affected employees had been completed. As noted above, the Company donated a portion of the Riverside facilities to a nonprofit historical organization in fiscal 1999, and reversed a portion of the reserves originally established in fiscal 1997.

  At January 1, 2000, $570,000 remained in a reserve established in fiscal 1995 for removal of asbestos and equipment from an idle building which is located in the same historic district as the Riverside facilities discussed above. Work on this project was suspended for a period of time while the Virginia Department of Transportation considered various sites for relocating a bridge, one of which would have resulted in the condemnation of the property. The asbestos and equipment removal is currently on hold pending other decisions concerning the historic district.

  Following is a summary of activity in the reserve accounts relating to charges included in Other Operating Costs, Net.

                                     Environmental
                            Lease    and Demolition  Severance
                         Commitments     Costs      and Benefits Other  Total
                         ----------- -------------- ------------ ----- -------
                                            (in thousands)
Balance at December 28,
 1996...................    $ 544       $   --         $ --      $570  $ 1,114
Expense accrued.........      --          3,106          294      --     3,400
Expenditures............     (469)          (38)         (74)     --      (581)
                            -----       -------        -----     ----  -------
Balance at January 3,
 1998...................       75         3,068          220      570    3,933
Expense accrued.........      --            --           301      --       301
Expenditures............      (75)         (432)        (118)     --      (625)
                            -----       -------        -----     ----  -------
Balance at January 2,
 1999...................      --          2,636          403      570    3,609
Expenditures............      --           (974)        (265)     --    (1,239)
Change in estimate......      --         (1,662)        (138)     --    (1,800)
                            -----       -------        -----     ----  -------
Balance at January 1,
 2000...................    $ --        $   --         $ --      $570  $   570
                            =====       =======        =====     ====  =======

NOTE 8. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                                (in thousands except per share
                                                            data)
Numerator for basic and diluted earnings per
 share--income before extraordinary item...... $   14,715 $   17,101 $   13,264
                                               ========== ========== ==========
Denominator:
  Denominator for basic earnings per share--
   weighted-average shares.................... 23,145,636 19,802,684 14,710,843
  Effect of dilutive securities:
  Employee stock options......................     90,234    232,632    127,943
                                               ---------- ---------- ----------
  Denominator for diluted earnings per share--
   weighted average shares adjusted for
   dilutive securities........................ 23,235,870 20,035,316 14,838,786
                                               ========== ========== ==========
Basic earnings per share...................... $     0.64 $     0.86 $     0.90
                                               ========== ========== ==========
Diluted earnings per share.................... $     0.63 $     0.85 $     0.89
                                               ========== ========== ==========

NOTE 9. Leases

  The Company leases certain manufacturing equipment, warehouses and office facilities under operating leases that expire at various dates through 2014. Rental expense for fiscal 1999, 1998 and 1997 amounted to approximately $8,344,000, $7,730,000 and $7,422,000, respectively, net of rental income on noncancelable leases and subleases of approximately $1,021,000, $252,000 and $34,000, respectively.

  The Company also leases certain manufacturing equipment and a manufacturing facility under arrangements treated as capital leases. The manufacturing equipment leases expire at various dates through 2005, and the manufacturing facility lease expires in 2018.

  Assets under capital leases included in property, plant and equipment at January 1, 2000 and January 2, 1999 are as follows:

                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
Land........................................................... $   609 $   609
Buildings and improvements.....................................   2,281   2,281
Machinery and equipment........................................  14,820  15,222
                                                                ------- -------
                                                                 17,710  18,112
Less accumulated depreciation..................................   1,908     402
                                                                ------- -------
Net assets under capital leases................................ $15,802 $17,710
                                                                ======= =======

  The future minimum lease payments due under leases that have initial or remaining noncancelable lease terms in excess of one year at January 1, 2000, are as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                (in thousands)
2000.......................................................... $ 3,010  $ 6,728
2001..........................................................   3,169    4,530
2002..........................................................   1,482    4,176
2003..........................................................   1,321    3,910
2004..........................................................   2,131    3,670
Later.........................................................   2,840   16,576
                                                               -------  -------
Total minimum lease payments..................................  13,953  $39,590
                                                                        =======
Less: amount representing interest............................   2,924
                                                               -------
Present value of minimum lease payments....................... $11,029
                                                               =======

  Future minimum lease payments under operating leases have not been reduced for sublease income of approximately $1,239,000.

NOTE 10. Contingencies

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

NOTE 11. Financial Instruments

Off balance sheet risk

  In connection with the purchase of cotton for anticipated manufacturing requirements, the Company enters into cotton forward purchase commitments, futures and option contracts in order to reduce the risk associated with future price fluctuations. The Company does not engage in speculation. There were no material cotton futures or options contracts outstanding at January 1, 2000 or January 2, 1999. See Note 1 for information on the Company's accounting policy with respect to cotton futures and option contracts.

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

Fair values

  The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The fair value of the Company's senior subordinated notes, based on quoted market prices, was $120,000,000 and $123,000,000 at January 1, 2000 and January 2,

1999, respectively, compared to a carrying value of $120,000,000. Based on rates available for similar types of borrowings, the carrying values of the Company's other debt approximated fair value at January 1, 2000 and January 2, 1999. The fair value of the interest rate swap agreements was determined based on the estimated receipts or payments that would be made to terminate the agreements. At January 1, 2000, the Company would have received approximately $30,000 to terminate the agreements.

NOTE 12. Segment Information

  The Company operates in three major segments within the textile industry: home fashions, apparel fabrics, and engineered products. Each segment has a separate management team, and although certain aspects of the manufacturing process are similar, each segment can be differentiated by the products it sells and the nature of its customers. Home fashions products consist mostly of packaged bedroom furnishings, which are sold to domestic retailers, and bedding products for the hospitality and healthcare industries. Apparel fabrics products include a broad range of woven cotton and cotton-blend fabrics, and are distributed primarily to clothing manufacturers. The Company began operating the engineered products business upon completing the acquisition of Bibb on October 14, 1998. The engineered products segment produces specially-treated engineered yarns and fabrics for industrial uses, including high-pressure hoses and conveyer belts, which are sold primarily to automobile and tire manufacturers.

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

  Summarized information by reportable segment is shown in the following table:

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (In thousands)
Net sales
  Home fashions.................................. $431,828  $321,807  $255,766
  Apparel fabrics................................  150,401   186,491   220,682
  Engineered products............................   46,670     9,145       --
                                                  --------  --------  --------
  Consolidated net sales......................... $628,899  $517,443  $476,448
                                                  ========  ========  ========
Operating income
  Home fashions.................................. $ 50,878  $ 33,848  $ 32,468
  Apparel fabrics................................    4,358    23,656    23,446
  Engineered products............................    2,725       169       --
  Corporate items not allocated to segments:
    Amortization of goodwill.....................   (2,859)     (589)      --
    Other operating costs, net...................    2,267    (5,347)   (7,012)
    Depreciation.................................   (5,162)   (4,822)   (5,566)
    Other........................................   (1,424)     (437)     (296)
                                                  --------  --------  --------
    Consolidated operating income................ $ 50,783  $ 46,478  $ 43,040
                                                  ========  ========  ========
Depreciation and amortization of property, plant
 and equipment
  Home fashions.................................. $ 20,358  $ 12,150  $  9,634
  Apparel fabrics................................   12,401    13,137    12,308
  Engineered products............................      991       111       --
  Corporate depreciation not allocated to
   segments......................................    5,162     4,822     5,566
                                                  --------  --------  --------
  Consolidated depreciation and amortization of
   property, plant and equipment................. $ 38,912  $ 30,220  $ 27,508
                                                  ========  ========  ========
Capital expenditures
  Home fashions.................................. $ 25,723  $ 26,444  $ 16,181
  Apparel fabrics................................   10,637    12,910     8,050
  Engineered products............................      369       100       --
                                                  --------  --------  --------
  Consolidated capital expenditures in cash...... $ 36,729  $ 39,454  $ 24,231
                                                  ========  ========  ========
Assets at end of year
  Home fashions.................................. $368,956  $385,040  $186,233
  Apparel fabrics................................  138,540   149,813   160,939
  Engineered products............................   21,226    12,849       --
  Corporate assets not allocated to segments:....  155,860   172,508    45,123
                                                  --------  --------  --------
  Consolidated assets............................ $684,582  $720,210  $392,295
                                                  ========  ========  ========

  One customer accounted for approximately 13% and 15% of consolidated net sales in fiscal 1999 and 1998, respectively. No single customer accounted for 10% or more of consolidated net sales in fiscal 1997. Sales to customers outside of the United States amounted to less than 4% of consolidated net sales in fiscal 1999, 1998 and 1997. Assets located outside of the United States are insignificant.

NOTE 13. Quarterly Financial Data (unaudited)

  The Company's unaudited consolidated results of operations are presented below (in thousands, except per share data):

                                                 Year ended January 1, 2000
                                             -----------------------------------
                                              First    Second   Third    Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------- -------- -------- --------
Net sales................................... $169,536 $154,104 $155,766 $149,493
Gross Profit................................   27,895   28,847   32,765   26,415
Net income..................................    1,550    2,927    8,246    1,992
Per share:
  Net income--
    Basic...................................     0.07     0.13     0.36     0.09
    Diluted.................................     0.07     0.12     0.36     0.09

                                               Year ended January 2, 1999
                                           -----------------------------------
                                            First    Second   Third    Fourth
                                           Quarter  Quarter  Quarter  Quarter
                                           -------- -------- -------- --------
Net sales................................. $120,943 $118,596 $118,589 $159,315
Gross Profit..............................   26,046   27,137   27,821   29,820
Income (loss) before extraordinary item...    5,402    6,478    5,826     (605)
Net income (loss).........................    5,402    6,478    5,826   (1,010)
Per share:
  Income (loss) before extraordinary item
   --
    Basic.................................     0.29     0.34     0.31    (0.03)
    Diluted...............................     0.28     0.34     0.31    (0.03)
  Net income (loss) --
    Basic.................................     0.29     0.34     0.31    (0.04)
    Diluted...............................     0.28     0.34     0.31    (0.04)

  The interim earnings (loss) per share amounts were computed as if each quarter was a discrete period. As a result, the sum of the earnings (loss) per share by quarter will not necessarily total the annual earnings per share.

  Results for the third quarter of fiscal 1999 include; a tax benefit of $1,524,000 from the charitable donation of the Company's Riverside Long Mill; a pre-tax gain of $1,764,000 ($1,084,000 after tax, or $0.05 per share) associated with reversal of reserves established in prior years for the demolition of the Riverside property; and a pre-tax gain of $503,000 ($309,000 after tax, or $0.01 per share) due to better than anticipated recovery on equipment written down in fiscal 1998 in connection with closure of the Company's apparel fabrics weaving facility in Spindale, North Carolina.

  Results for the second quarter of fiscal 1998 include a pre-tax gain of $400,000 ($246,000 after tax, or $0.01 per share) from the early termination of a lease. Results for the fourth quarter of fiscal 1998 include: a pre-tax charge of $5,747,000 ($3,532,000 after tax benefits, or $0.16 per share) relating to the Company's decision to close its apparel fabrics weaving facility in Spindale, North Carolina; and an extraordinary loss of $405,000 after tax ($0.02 per share) from the early retirement of debt.

NOTE 14. Subsequent Events

  On January 12, 2000, the Company entered into an agreement with Grupo Industrial Zaga, S.A. de C.V. ("Zaga"), in which we formed DanZa Textil S. de R.L. de C.V. ("DanZa") to build and operate a plant in Mexico for the production of apparel fabrics. The facility will contain yarn-dyeing and weaving operations for the production of light and medium weight apparel fabrics, and is expected to be fully operational in the second half of fiscal 2001. The Company owns slightly over 50% of DanZa and is responsible for the same percentage of the capital contributions and other costs. The cost to build the new facility is estimated to be $25,000,000. In addition, the Company has agreed to sell 275 of its looms and related equipment to DanZa for the new facility at their fair market value of approximately $15,000,000 to $20,000,000, and expects to loan DanZa up to $20,000,000 during fiscal 2000 for capital expenditures. A portion of the Company's selling, general and administrative expenses will be allocated and billed to DanZa, and the Company will have the exclusive right to market DanZa's products. DanZa will be reported as a consolidated subsidiary of the Company.

  Also on January 12, 2000, the Company entered into an agreement with Zaga in which we formed Zadar S. de R.L. de C.V. ("Zadar") to build and operate a manufacturing plant in Mexico for the production of finished garments, primarily sports shirts and blouses, for sale to retailers. The new facility will contain sewing and laundry operations and is expected to be fully operational by the end of fiscal 2000. The Company owns slightly less than 50% of Zadar and is responsible for the same percentage of the capital contributions and other costs. The cost to build the new facility is estimated to be $4,000,000. A portion of the Company's selling, general and administrative expenses will be allocated and billed to Zadar. The Company will account for its interest in Zadar under the equity method.

  On March 1, 2000, the Company entered into an agreement to purchase substantially all of the assets of Import Specialists, Inc. ("ISI") for $17,000,000 in cash, subject to a working capital adjustment, and the assumption of certain liabilities. ISI imports home fashions products, including doormats, throws and rugs, primarily from China and India. The Company expects to complete the acquisition of ISI by the end of April, 2000.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Dan River Inc.

  We have audited the accompanying consolidated balance sheets of Dan River Inc. as of January 1, 2000 and January 2, 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dan River Inc. at January 1, 2000 and January 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Greensboro, North Carolina
February 4, 2000, except for the last
paragraph in Note 14, as to which the
date is March 1, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

  The following table sets forth information concerning our directors and executive officers:

             Name            Age                   Position Held
             ----            ---                   -------------
   Joseph L. Lanier,
    Jr.(1).................   68 Chairman, Chief Executive Officer and Director
   Richard L. Williams(2)..   66 President, Chief Operating Officer and Director
   Barry F. Shea...........   51 Executive Vice President--Chief Financial Officer
   Gregory R. Boozer.......   44 Executive Vice President--Manufacturing
   Anthony J. Bender.......   42 Vice President--Information Systems
   Joseph C. Bouknight.....   47 Vice President--Human Resources
   Harry L. Goodrich.......   49 Vice President, Secretary and General Counsel
   George R. Herron........   59 Vice President--Cotton Procurement
   Denise Laussade.........   41 Vice President--Finance
   Larry W. Van de Visser..   63 Vice President--Administration
   Gary D. Waldman.........   43 Controller
   Donald J. Keller(1).....   68 Director
   Edward J. Lill(3).......   67 Director
   John F. Maypole(3)......   60 Director

--------
(1) Term as a director expires at our annual shareholders meeting in 2001.

(2) Term as a director expires at our annual shareholders meeting in 2002.

(3) Term as a director expires at our annual shareholders meeting in 2000.

  Joseph L. Lanier, Jr. has been chairman of the board of directors and chief executive officer of our company and its predecessor since 1989. Mr. Lanier is also a director of SunTrust Bank, Inc. (a bank holding company), Flowers Industries, Inc. (a food company), Torchmark Corporation (an insurance company), Dimon Incorporated (a tobacco products company) and Waddell & Reed Financial, Inc., a mutual fund company.

  Richard L. Williams has been a director and president and chief operating officer of our company and its predecessor since 1989.

  Barry F. Shea was vice president--finance, chief financial officer and assistant secretary of our company and its predecessor from 1989 until 1996 and was vice president--chief financial officer from 1996 until October 1998, when he was elected executive vice president--chief financial officer.

  Gregory R. Boozer was vice president--manufacturing services of our company from 1989 until October 1998, when he was elected executive vice president-- manufacturing.

  Anthony J. Bender has been vice president--information systems of our company since 1995. Mr. Bender was director of systems development of Springs Industries, Inc. (a manufacturer and distributor of textile products) from 1993 until 1995.

  Joseph C. Bouknight has been vice president--human resources of our company since January 1999. Mr. Bouknight was staff vice president--organization effectiveness with Sonoco Products Company from 1994 until 1999. Prior to that he served as director of international human resources of Sonoco from 1992 until 1994.

  Harry L. Goodrich has been secretary and general counsel of our company and its predecessor since 1989 and has been vice president since 1995.

  George R. Herron has been vice president--cotton procurement of our company since 1987.

  Denise Laussade has been vice president--finance of our company since October 1999 and was assistant treasurer of Darden Restaurants, Inc. from 1995 to 1999. From July to October 1999, Ms. Laussade served as director--marketing analysis for a subsidiary of Darden Restaurants, Inc.

  Larry W. Van de Visser was controller from 1990 until 1995 and vice president--controller of our company from 1995 to 1996. He has been vice president--administration since 1996.

  Gary D. Waldman has been controller of our company since 1996. He was assistant controller from 1992 until 1996, and director of taxes from 1990 until 1992.

  Donald J. Keller has been a director of our company since 1998. Since March 1998 Mr. Keller has served as chairman of Vlasic Foods, International. From March 1993 until 1998 he was chairman of B. Manischewitz Company, a food manufacturer, and was co-chief executive officer of B. Manischewitz Company from 1992 until 1993. From 1995 until 1997 he was chairman of the board of Prestone Products Corporation, an automotive chemicals manufacturer.

  Edward J. Lill has been a director of our company since 1997. Mr. Lill is presently a consultant to Metropolitan Life Insurance Company with respect to accounting and other related matters. Mr. Lill was a senior partner and vice chairman of the accounting firm, Deloitte & Touche, from 1988 until his retirement in 1995.

  John F. Maypole has been a director of our company since 1992. Mr. Maypole is a consultant to Metropolitan Life Insurance Company and has over the past five years served as a consultant to and/or director of various other corporations and providers of financial services. Mr. Maypole also serves as a director of Bell Atlantic Corporation, a telecommunications company, Massachusetts Mutual Life Insurance Company, and Church and Dwight Co., Inc., a household consumer product and specialty chemical company.

  Other significant employees are:

  .Robert E. Major, who has headed our engineered products operations since
     1987 and is 57 years old,

  .James E. Martin, who has headed our apparel fabrics operations since 1990 and is 50 years old, and

  .Thomas L. Muscalino, who has headed our home fashions operations since
     1993 and is 49 years old.

  Our executive officers are elected by the board of directors and generally hold office until the next annual meeting of our shareholders or until their successors are elected and qualified.

  Our board of directors currently has 5 members. The directors are divided into three classes with the directors in each class serving a term of three years. Directors for each class are elected at the annual meeting of shareholders held in the year in which the term for their class expires.

Compensation of Directors

  Directors who are not employees of our company receive an annual retainer of $20,000 and $1,000 for each board and committee meeting attended. Directors who are also employees of our company are not separately compensated for their service as directors. In 1999 the board of directors granted to each of Messrs. Keller, Lill and Maypole non-qualified options to purchase 5,000 shares of Class A Common Stock pursuant to the 1997 Stock Plan for Outside Directors. Those options vest and become exercisable in three equal increments on December 31, 1999, 2000 and 2001, have an exercise price of $5.3125 per share and expire on October 29, 2009. These options vest and become immediately exercisable if we experience a change of control.

Committees of the Board

  The board of directors has established a compensation committee and an audit committee. The full board of directors acts as a nominating committee.

  Compensation Committee. The compensation committee is composed of Messrs. Maypole (Chairman) and Keller with Mr. Lill serving as an alternate member in the event one of the regular members cannot attend a meeting of the compensation committee. The compensation committee is responsible for:

  . reviewing annually and approving our compensation strategy to ensure that our executive compensation strategy supports our business objectives as well as shareholder interests,

  . the approval of salary, bonuses and other compensation of our executive officers and key management personnel,

  . the administration of our option and benefit plans, and

  . considering issues pertaining to succession planning upon retirement or termination of the employment of senior managers.

  Audit Committee. The Audit Committee is composed of Messrs. Lill (Chairman) and Maypole, with Mr. Keller serving as an alternate member of the Audit Committee. The audit committee is responsible for:

  . recommending independent auditors,

  . reviewing with the independent auditors the scope and results of the audit engagement,

  . monitoring our financial policies and control procedures, and

  . reviewing and monitoring the provision of non-audit services by our auditors.

 .

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table shows the compensation earned during fiscal 1999, fiscal 1998 and fiscal 1997 by our chief executive officer and our four other most highly compensated executive officers. These individuals are called the named executive officers.

                          Summary Compensation Table

                                                              Long-Term
                                                        CompensationAwards(3)
                                                    ------------------------------
                             Annual Compensation(1)  Other    Securities
                             ----------------------  Annual   Underlying All Other
                             Fiscal Salary   Bonus   Compen-   Options    Compen-
Name and Principal Position   Year    ($)   ($)(2)  sation(4)    (#)     sation(5)
---------------------------  ------ ------- ------- --------  ---------- ---------
Joseph L. Lanier, Jr.......   1999  513,139  94,830     --      65,000     1,600
 Chairman and Chief           1998  485,385 413,350     --      65,000     1,600
 Executive Officer            1997  442,410 442,410     --     100,000     1,600

Richard L. Williams........   1999  402,462  74,370     --      45,000     1,600
 President and Chief          1998  397,693 338,680  61,950     45,000     1,600
 Operating Officer            1997  366,306 366,310     --      70,000     1,600

Barry F. Shea..............   1999  241,477  44,620     --      17,500     1,600
 Executive Vice President--   1998  235,962 200,950     --      17,500     1,600
 Chief Financial Officer      1997  215,447 215,450     --      30,000     1,600

Gregory R. Boozer..........   1999  201,231  37,190  48,923     15,000     1,600
 Executive Vice President--   1998  187,500 159,680 142,740     12,500     1,600
 Manufacturing                1997  160,770 160,770     --      25,000     1,600

Harry L. Goodrich..........   1999  179,308  33,140 108,726     10,000     1,600
 Vice President, Secretary    1998  157,692 134,290  81,655     10,000     1,577
 and General Counsel          1997  132,689 132,690     --      10,000     1,327

--------
(1) The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each named executive officer and has therefore been omitted.

(2) Bonuses are based on operating income targets approved by the board of directors at the beginning of each fiscal year. Based upon operating income targets established at the beginning of the 1999 fiscal year, each of the named executive officers was paid a bonus equal to approximately 18.5% of his base salary for the 1999 fiscal year.

(3) No restricted stock or SARs have been granted.

(4) Represents the difference between:

  . the fair market value of Class A Common Stock purchased upon exercise of non-qualified stock options during the applicable fiscal year (based upon the closing price of the Class A Common Stock in trading on the New York Stock Exchange on the date of exercise) and

  .  the exercise price of the option.

(5) Represents amounts accrued during applicable fiscal years to each named executive officer pursuant to the Dan River Salary Retirement Plan.

Option Grants Table

  The following table shows certain information relating to the options granted to each of the named executive officers during fiscal 1999.


                             Option/SAR Grants In Last Fiscal Year
                         ----------------------------------------------
                             Individual Grants         Option Term      Potential Realizable
                         ------------------------- --------------------   Value of Assumed
                          Number of       % of                             Annual Rates of
                          Securities     Total     Exercise                  Stock Price
                          Underlying    Options     or Base               Appreciation for
                         Options/SARs  Granted to  Price Per                 Option Term
                           Granted    Employees in   Share   Expiration ---------------------
Name                      (#)(1)(2)   Fiscal Year   ($/Sh)      Date        5%        10%
----                     ------------ ------------ --------- ---------- ---------- ----------
Joseph L. Lanier, Jr....    65,000         13%       $5.31    10/29/09  $  217,165 $  550,339
Richard L. Williams.....    45,000          9%       $5.31    10/29/09     150,345    381,004
Barry F. Shea...........    17,500          3%       $5.31    10/29/09      58,468    148,168
Gregory R. Boozer.......    15,000          3%       $5.31    10/29/09      50,115    127,001
Harry L. Goodrich.......    10,000          2%       $5.31    10/29/09      33,410     84,668

--------
(1) We have not granted any SARs.

(2) All options granted are options to purchase Class A Common Stock. The options vest and become exercisable in four equal increments on December 31, 2000, 2001, 2002 and 2003. However, the options vest and become exercisable immediately in the event of a Change of Control as defined in the indenture governing our 10 1/8% senior subordinated notes due 2003. The options are automatically revoked to the extent they are not vested at the time of an optionee's death, disability, retirement or termination of employment. The optionee or his estate will be entitled to exercise such options within six months after the date of the event resulting in termination of employment.

Aggregated Options Table

  The following table shows certain information with respect to options exercised during fiscal 1999 and options held at the end of fiscal 1999 by each named executive officer. There were no stock appreciation rights outstanding at the end of fiscal 1999.

    Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year End
                            Option/SAR Values Table

                                                         Number of Securities
                                                        Underlying Unexercised
                                                           Options At Fiscal
                                                            Year-End (#)(2)
                        Shares Acquired     Value      -------------------------
         Name           On Exercise (#) Realized(1)($) Exercisable Unexercisable
         ----           --------------- -------------- ----------- -------------
Joseph L. Lanier, Jr..         --              --        137,083      180,417
Richard L. Williams...         --              --         76,583      125,417
Barry F. Shea.........         --              --         40,625       50,625
Gregory R. Boozer.....       8,250          48,923        33,333       41,042
Harry L. Goodrich.....      17,750         108,726        18,958       24,167

--------
(1) Represents the difference between:

  . fair market value of Class A Common Stock purchased upon exercise of non-qualified stock options during fiscal 1999 (based upon the closing price of the Class A Common Stock in trading on the New York Stock Exchange on the date of exercise) and

  . the exercise price of the option.

(2) There were no unexercised in the money stock options outstanding at fiscal year end based on the closing price on the New York Stock Exchange of our Class A Common Stock on December 31, 1999 of $5.125 per share and the respective option exercise price.

Retirement Plan

  The Dan River Inc. Salary Retirement Plan provides noncontributory defined benefits based on both years of service and the employee's career average monthly earnings, which we refer to as average compensation. Average compensation includes salary and commissions but excludes bonuses. Estimated annual benefits payable upon retirement at age 65 for each of the named executive officers are as follows, based upon a single life annuity:

  . Joseph L. Lanier, Jr.--$16,369;
  . Richard L. Williams--$16,292;
  . Barry F. Shea--$36,713;
  . Gregory R. Boozer--$43,890; and
  . Harry L. Goodrich--$36,355.

Employment Agreements

  Executive Employment Agreements. We have employment agreements with Joseph
L. Lanier, Jr., Richard L. Williams and Barry F. Shea, each of which became effective on November 20, 1997, and terminate five years thereafter, unless earlier terminated as described below. Each employment agreement provides for the employee to be retained in certain specified capacities by us and to devote his full business time and attention to our business. Each of the employment agreements provides that we shall pay the employee a bonus under the Dan River Inc. Management Incentive Plan, which we refer to as the Bonus Plan, and reimburse certain business related expenses. The Bonus Plan provides for the payment of an annual cash bonus to our executive officers and key employees based upon our achievement of operating income and working capital management goals established at the beginning of each fiscal year and approved by the board of directors. Participation in the Bonus Plan, as well as award levels and performance criteria, are recommended by the chief executive officer and approved by the compensation committee of the board of directors.

  Mr. Lanier's employment agreement provides that he will serve as the chief executive officer and chairman of the board of directors at a base salary of $460,000 per year, which may be increased at the discretion of the board of directors, subject to certain cost of living adjustments.

  The employment agreements with Messrs. Williams and Shea provide for their employment as president and chief operating officer and chief financial officer, respectively. Each employment agreement provides that the employee shall receive a base salary determined by the chief executive officer, subject to approval by the compensation committee of the board of directors.

  The employment agreements are terminable upon the death or disability of the employee, by us for "good cause," as defined in the employment agreements, by us without cause, by the employee for "good reason," as defined in the employment agreements, by the employee without good reason or upon the occurrence of a "change in control," as defined in the employment agreements. Each employment agreement provides that, in the event the employee's employment is terminated for no cause, a change in control, or for good reason, such employee will be paid an amount equal to two times his annual base salary in effect at the time of termination, plus any incentive bonus prorated to the date on which employment is terminated. The employee would also be entitled to participate for a period of up to twenty-four months after termination of his employment in various welfare, pension and savings plans and programs offered by us.

  Post-Employment Agreements. We have entered into agreements with Messrs. Boozer and Goodrich, as well as certain other executive officers and key employees. These agreements provide certain assurances to the employee in the event Mr. Lanier ceases for any reason to be chief executive officer, which we refer to as an Employment Event, including an agreement not to arbitrarily reduce the salary of or relocate the employee, and to allow the employee to participate in certain incentive and other benefit plans at a level commensurate with his level of participation at the time the Employment Event occurred. In the event employment of the employee is terminated by us without "good cause," as defined in the post-employment agreements, or by the employee upon breach of the agreement by us, the employee is entitled to a severance payment of up to two years salary, plus any bonus otherwise earned for the year in which the termination occurs. The employee would also be entitled to continue to participate for a period of up to twenty-four months in various welfare, pension and savings plans and programs offered by us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table shows, as of February 25, 2000, how many shares of each class of our common stock were beneficially owned by our directors, named executive officers, owners of 5% or more of our Common Stock and our directors and executive officers as a group. Under the rules of the SEC, a person "beneficially owns" securities if that person has or shares the power to vote or dispose of the securities. The person also "beneficially owns" securities which that person has the right to purchase within 60 days. Under these rules, more than one person may be deemed to beneficially own the same securities, and a person may be deemed to beneficially own securities in which he or she has no financial interest. Except as shown in the table, the shareholders named below have the sole power to vote or dispose of the shares shown as beneficially owned by them.

                                                               Beneficial Ownership
                         Beneficial Ownership of                of Class B Common         Percent
                         Class A Common Stock(1)                      Stock                  of
                         ------------------------------------- -------------------------- Combined
                          Number of                Percent of  Number of       Percentage  Voting
                           Shares                   Class(2)    Shares          of Class  Power(2)
                         --------------           ------------ ---------       ---------- --------
Donald J. Keller........         26,667(11)             *            --            --         *
Joseph L. Lanier,
 Jr.(3)(4)..............      2,230,253(7)(8)(11)      9.5     2,062,070(8)(9)   100.0%     30.3
Edward J. Lill..........         10,333(11)             *            --            --         *
John F. Maypole.........         54,708(11)             *            --            --         *
Richard L.
 Williams(3)(5).........        600,564(11)            2.6       465,981(9)       22.6       7.2
Barry F. Shea(3)(6).....        215,537(11)             *        174,912(9)        8.5       2.7
Gregory R. Boozer.......         59,583(11)             *            --            --         *
Harry L. Goodrich.......         46,708(11)             *            --            --         *
Mezzanine Investment
 Limited Partnership-
 BDR(10)................      6,708,723               28.6           --            --       22.0
Dimensional Fund
 Advisors, Inc.(12).....      1,588,200                7.7           --            --        5.2
T. Rowe Price
 Associates, Inc.(13)...      2,088,900                8.9           --            --        6.9
Wellington Management
 Company, LLP(14).......      1,507,800                6.4           --            --        5.0
All executive officers
 and Directors as a
 group (14 Persons).....      2,670,462(7)(11)        11.4     2,062,070(8)(9)   100.0      31.7

--------
 *Less than 1%.

(1) Under our articles of incorporation, shares of Class B Common Stock are convertible into shares of Class A Common Stock on a share-for-share basis at any time subject to compliance with certain first offer rights. As a result, shares of Class A Common Stock shown in the table as beneficially owned by any individual include shares of Class A Common Stock issuable upon conversion of Class B Common Stock beneficially owned by such individual.

(2) Based on an aggregate of 20,574,020 shares of Class A Common Stock issued and outstanding as of February 25, 2000 plus, for each individual,

   . the number of shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by such individual, and

   . the number of shares of Class A Common Stock issuable upon exercise of outstanding stock options which are or will become exercisable prior to April 25, 2000.

(3) The business address of Messrs. Lanier, Williams and Shea is 2291 Memorial Drive, Danville, Virginia 24541

(4) Mr. Lanier disclaims beneficial ownership of 96,553 shares that are held by his wife, Mrs. Ann M. Lanier.

(5) Mr. Williams disclaims beneficial ownership of 96,250 shares that are held by his wife, Mrs. Suzanne S. Williams.

(6) Mr. Shea disclaims beneficial ownership of 50,000 shares that are held by his wife, Mrs. Nellie C. Shea.

(7) Includes:

   . 840,180 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Joseph L. Lanier, Jr.,

   . 65,553 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Ann M. Lanier,

   . 257,722 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Joseph Lanier, III,

   . 257,722 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Ann L. Jackson,

   . 96,250 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Suzanne S. Williams,

   . 369,731 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Richard L. Williams,

   . 124,912 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Barry F. Shea, and

   . 50,000 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Nellie C. Shea.

   We refer to the beneficial owners listed in the preceding bullets as the Senior Management Group. With respect to the shares described above Mr. Lanier has sole voting power pursuant to the terms of a Voting Agreement dated November 20, 1997 between the Company and the members of the Senior Management Group, as amended, which we refer to as the Voting Agreement.

(8) Includes shares of Class B Common Stock beneficially owned by the members of the Senior Management Group with respect to which Mr. Joseph L. Lanier, Jr. has sole voting power pursuant to the Voting Agreement. See Footnote 7 above.

(9) Joseph L. Lanier, Jr. has sole voting power with respect to these shares pursuant to the terms of the Voting Agreement.

(10) Reflects shares of Class A Common Stock beneficially owned by Mezzanine Investment Limited Partnership-BDR, which we refer to as MILP, whose address is One Madison Avenue, New York, New York 10010. According to
     Schedule 13D filed on behalf of Metropolitan Life Insurance Company, which we refer to as MetLife, the general partner of MILP is 23rd Street Investments, Inc., a wholly-owned subsidiary of MetLife. 23rd Street Investments has sole voting and investment power with respect to the Class A Common Stock beneficially owned by MILP. As a result, 23rd Street Investments is deemed to beneficially own the shares of Class A Common Stock beneficially owned by MILP.

(11) Includes options exercisable within 60 days.

(12) Based solely on Schedule 13G filed with the SEC on February 2, 2000. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(13) Based solely on Schedule 13G/A filed with the SEC on February 4, 2000. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(14) Based solely on Schedule 13G/A filed with the SEC on February 11, 2000. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  General. We, certain members of senior management, which we refer to as the Management Shareholders, MILP, and all other holders of our common stock prior to the initial public offering of our common stock in November 1997, are parties to a registration rights agreement, dated September 3, 1991, as amended. All provisions of the registration rights agreement described below terminate on the earlier of:

  . September 3, 2006 or

  . the date when shares of Class A Common Stock which are held by the above-described holders other than Management Shareholders constitute less than 10% of the outstanding Common Stock, subject to limited exceptions.

  The registration rights agreement is applicable only with respect to shares of Common Stock held prior to the initial public offering. It contains, among others, the following provisions:

  Dan River's and Mr. Lanier's Call Rights. Joseph L. Lanier, Jr. has the right to purchase the Class A Common Stock beneficially owned by certain specified shareholders, which we refer to as the Lanier Call. We have a similar call right, which we refer to as the Company Call. In the case of a Company Call, the call price is the fair market value (as defined) of the Common Stock. In the case of a Lanier Call, the call price is 105% of the fair market value of the Common Stock. Under certain circumstances, the Company Call may be assigned to or preempted by Mr. Lanier. In addition, Mr. Lanier has a first offer right to purchase any Class A Common Stock offered for sale by certain of our shareholders. Our rights and the rights of Mr. Lanier under the call provisions of the registration rights agreement terminate on September 3, 2001 or, in the case of a Lanier Call, if earlier, Mr. Lanier's death or total disability or termination of employment for Good Cause (as defined in Mr. Lanier's employment agreement).

  Demand and Piggyback Registration Rights. The holders (not including the Management Shareholders) of at least 20% of the Class A Common Stock held by such holders immediately prior to the initial public offering may, on seven occasions, demand that we prepare and file a registration statement under the Securities Act. These demand registration rights are applicable to such number of shares of Class A Common Stock held by such holders prior to the initial public offering as are designated by the holders of a majority of such shares of Class A Common Stock after consultation with the book running lead underwriter of any such offering and the demanding holders. Once every 12 months, we may delay the filing of any such registration statement for up to 60 days if we would be required in the opinion of counsel to disclose information in the registration statement that it would not otherwise be required to publicly disclose and the board of directors determines that such disclosure is not in our best interests. In addition, such holders of Class A Common Stock are entitled to offer and sell their Class A Common Stock in any underwritten public offering involving the offering of any securities by us or by any of our subsidiaries, subject to certain limitations. We may also offer and sell our Class A Common Stock in any underwritten public offering effected at the request of such holders of Class A Common Stock, subject to certain limitations.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1.  Financial Statements

  The following financial statements are filed under Item 8 of this Report:

  Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999.

  Consolidated Statements of Income for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

  Consolidated Statements of Shareholders' Equity for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998.

  Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998.

  Notes to Consolidated Financial Statements for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998.

  Report of Independent Auditors.

    2. The following Financial Statement Schedule is filed as part of this
   Report:

  Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable or not required.

    3. Exhibits

  The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

 (b) Reports on Form 8-K

  There were no current reports on Form 8-K filed in the last quarter of fiscal 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DAN RIVER INC.

                                               /s/ Joseph L. Lanier, Jr.
                                          By: _________________________________
                                                   Joseph L. Lanier, Jr.
                                                Chairman and Chief Executive
                                                          Officer

                                          Date: March 15, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ Donald J. Keller           Director                      March 15, 2000
____________________________________
          Donald J. Keller

   /s/ Joseph L. Lanier, Jr.         Chairman, Chief Executive     March 15, 2000
____________________________________  Officer and Director
       Joseph L. Lanier, Jr.          (Principal Executive
                                      Officer)

       /s/ Edward J. Lill            Director                      March 15, 2000
____________________________________
           Edward J. Lill

      /s/ John F. Maypole            Director                      March 15, 2000
____________________________________
          John F. Maypole

       /s/ Barry F. Shea             Executive Vice President--    March 15, 2000
____________________________________  Chief Financial Officer
           Barry F. Shea              (Principal Financial and
                                      Accounting Officer)

    /s/ Richard L. Williams          President and Chief           March 15, 2000
____________________________________  Operating Officer and
        Richard L. Williams           Director

                                                                     SCHEDULE II

                                 DAN RIVER INC.

                       VALUATION AND QUALIFYING ACCOUNTS

        Years ended January 1, 2000, January 2, 1999 and January 3, 1998

                                            Additions
                          Balance at -----------------------
                          Beginning  Charged to Costs                         Balance at
      Description          of Year     and Expenses   Other     Deductions(B) End of Year
      -----------         ---------- ---------------- ------    ------------  -----------
                                          (in thousands)
Allowance for
 uncollectible accounts,
 discounts and claims
 (deducted from accounts
 receivable):
Year Ended January 1,
 2000...................   $10,020       $15,761      $   --      $16,088       $ 9,693
                           =======       =======      ======      =======       =======
Year Ended January 2,
 1999...................   $ 6,230       $11,980      $3,244(A)   $11,434       $10,020
                           =======       =======      ======      =======       =======
Year ended January 3,
 1998...................   $ 4,631       $ 8,096      $1,200(A)   $ 7,697       $ 6,230
                           =======       =======      ======      =======       =======

--------
(A) Allowance related to receivables acquired through business combination.

(B) Includes writeoff of receivables (net of recoveries) and claims allowed.

                                 EXHIBIT INDEX

 Exhibit                                                            Sequential
 Number                   Description of Exhibit                     Page No.
 -------                  ----------------------                    ----------
  2.1    Asset Purchase Agreement dated January 10, 1997 by and
          between Dan River Inc. and The New Cherokee Corporation
          (incorporated by reference to Exhibit 2.1 in Dan
          River's Current Report on Form 8-K dated February 3,
          1997)

  2.2    First Amendment to Asset Purchase Agreement between Dan
          River Inc. and The New Cherokee Corporation dated as of
          February 2, 1997 (incorporated by reference to Exhibit
          2.2 in Dan River's Current Report on Form 8-K dated
          February 3, 1997)

  2.3 Agreement and Plan of Merger, dated as of June 28, 1998, as amended August 14, 1998, by and between Dan River
          Inc. and The Bibb Company (incorporated by reference to
          Annex A to the Joint Proxy Statements/Prospectus forming a part of Registration Statement on Form S-4, Amendment No. 1 (File No. 333-58855))

  2.4 Second Amendment to Agreement and Plan of Merger, dated as of September 3, 1998, among Dan River Inc., DR
          Acquisition Corp. and The Bibb Company (incorporated by reference to Annex S-A to the Supplement to Joint Proxy
          Statement/Prospectus forming a part of Registration
          Statement on Form S-4, Post-Effective Amendment No. 1
          (File No. 333-58855))

  3.1    Amended and Restated Articles of Incorporation of Dan
          River Inc. (incorporated by reference to Exhibit 3.1 in
          Amendment No. 1 to Dan River's Registration Statement on Form S-1 (File No. 333-36479))

  3.2    Bylaws of Dan River Inc. (incorporated by reference to
          Exhibit 3.2 in Amendment No. 1 to Dan River's
          Registration Statement on Form S-1 (File No. 333-36479))

  4.1*   Form of Indenture between Dan River Inc. and Marine
          Midland Bank, N.A., as Trustee (including Form of Note)

 10.1 Credit Agreement among Dan River Inc. and certain of its subsidiaries, the several lenders parties thereto and First Union National Bank as Agent dated as of October
          14, 1998 (incorporated by reference to Exhibit 10.1 in
          Dan River's Annual Report on Form 10-K for the fiscal year ended January 2, 1999)

 10.2    First Amendment to the Credit Agreement dated as of May
          21, 1999 to the Credit Agreement among Dan River Inc.
          and certain of its subsidiaries, the several lenders parties thereto and First Union National Bank as Agent dated as of October 14, 1998 (incorporated by reference to Exhibit 10 in Dan River's Quarterly Report on Form
          10-Q filed August 6, 1999)

 10.3*   Second Amendment to the Credit Agreement dated as of
          December 29, 1999 to the Credit Agreement among Dan
          River Inc. and certain of its subsidiaries, the several
          lenders parties thereto and First Union National Bank
          as Agent dated as of October 14, 1998

 10.4    Registration Rights Agreement, dated as of September 3,
          1991, among Dan River Inc. and the parties named therein (incorporated by reference to Exhibit 10.4 in Dan River's Registration Statement on Form S-1 (File
          No. 33-70442)
          filed on October 15, 1993)

 10.5    Amendment to Registration Rights Agreement dated as of
          October 27, 1997, (incorporated by reference to Exhibit
          10.4.1 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.6    Voting Agreement among Joseph L. Lanier, Jr., Richard L.
          Williams and Barry F. Shea and certain members of their families (incorporated by reference to Exhibit 10.5 in Amendment No. 2 to Dan River's Registration Statement on Form S-1 (File No. 333-36479))

 10.7*  Amendment to Voting Agreement among Joseph L. Lanier, Jr., Richard L.
         Williams and Barry F. Shea and certain members of their families

 10.8   Employment Agreement, dated as of October 29, 1997, between Dan River
         Inc. and Joseph L. Lanier, Jr. (incorporated by reference to Exhibit
         No. 10.7 in Amendment No. 2 to Dan River's Registration Statement on
         Form S-1 (File No. 333-36479))

 10.9   Employment Agreement, dated as of October 29, 1997, between Dan River
         Inc. and Richard L. Williams (incorporated by reference to Exhibit No.
         10.8 in Amendment No. 2 to Dan River's Registration Statement on Form
         S-1 (File No. 333-36479))

 10.10  Employment Agreement, dated as of October 29, 1997, between Dan River
         Inc. and Barry F. Shea (incorporated by reference to Exhibit No. 10.9 in Amendment No. 2 to Dan River's Registration Statement on Form S-1
         (File No. 333-36479))

 10.11 Form of Post-employment Letter Agreement between the Dan River Inc. and certain of its officers, including Messrs. Boozer and Goodrich
         (incorporated by reference to Exhibit No. 10.10 in Dan River's
         Registration Statement on Form S-1 (File No. 33-70442) filed on
         October 15, 1993)

 10.12  Dan River Inc. Amended and Restated Stock Option Plan and form of
         Option Agreement in effect prior to December 30, 1994 (incorporated by reference to Exhibit No. 10.14 in Dan River's Registration Statement on Form S-1 (File No. 33-70442) filed on October 15, 1993)

 10.13* Dan River Inc. Amended and Restated Stock Option Plan and form of
         Option Agreement as amended as of December 30, 1994

 10.14 Form of Dan River Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit No. 10.16 in Dan River's Registration Statement on Form S-1 (File No. 333-36479))

 10.15  Form of Dan River Inc. 1997 Stock Plan for Outside Directors
         (incorporated by reference to Exhibit No. 10.19 in Dan River's
         Registration Statement on Form S-1 (File No. 333-36479))

 10.16* Dan River Inc. Management Incentive Plan

 10.17* Dan River Inc. 2000 Long-Term Incentive Plan

 10.18* Members Agreement dated as of January 5, 2000 between Dan River
         International Ltd. and Grupo Industrial Zaga, S.A. de C.V. (regarding
         DanZa S. de. R.L. de C.V.)

 10.19* Members Agreement dated as of January 5, 2000 between Dan River
         International Ltd. and Grupo Industrial Zaga, S.A. de C.V. (regarding
         Zadar S. de R.L. de C.V.)

 11     Statement regarding Computation of Earnings per share (incorporated by reference to Note 8 to Dan River's Consolidated Financial Statements
         in this Annual Report on Form 10-K for the fiscal year ended January
         1, 2000)

 21*    List of Subsidiaries

 23*    Consent of Ernst & Young LLP

 27*    Financial Data Schedule

 99.1*  Cautionary Statements relating to Forward Looking Statements

--------
* filed herewith