Form 10-Q
period 2000-04-01
DAN RIVER INC /GA/
filed 2000-05-05
CIK 914384

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

            For the quarterly period ended April 1, 2000
                                            OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of April 1, 2000:
                                                  Class A:  20,048,795 Shares
                                                  Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Forward Looking Statements.
--------------------------

This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward looking statements. The words "believes," "expects," "intends," "estimates" or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could," are intended to identify forward-looking statements. Specific forward looking statements contained in this Quarterly Report include, among others, statements regarding adequacy of our liquidity and capital resources. These forward looking statements are found in Part I, Item 2. There can be no assurance that our assumptions are correct.

The forward looking statements in this Quarterly Report are also subject to certain risks and uncertainties including, among others, that our performance in future periods may be adversely impacted by the cyclical nature of the textile industry, intense competition within the textile industry, fluctuations in the price and availability of cotton and other raw materials, our inability to make capital improvements necessary to maintain competitiveness, possible adverse changes in governmental regulation regarding the import of cotton and textile products, difficulties in integrating acquired businesses and achieving cost savings, changes in environmental regulations, deterioration of relationships with or the loss of material customers and adverse changes in general market and industry conditions.

We believe that the forward looking statements in this Quarterly Report are reasonable; however, such statements are based on current expectations and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any forward-looking statements.

                              PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                   See Following Pages.

                                      DAN RIVER INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            April 1,       January 1,
                                                              2000            2000
                                                          ------------     ------------
                                                          (in thousands, except share
                                                                and per share data)
                                          ASSETS
Current assets:
   Cash and cash equivalents                              $      3,108     $     2,084
   Accounts receivable, net                                     94,845          77,009
   Inventories                                                 175,383         168,487
   Prepaid expenses and other current assets                     2,998           2,132
   Deferred income taxes                                        14,581          15,381
                                                          ------------     -----------
     Total current assets                                      290,915         265,093

Property, plant and equipment                                  480,138         476,438
   Less accumulated depreciation and amortization             (188,693)       (179,705)
                                                          ------------     -----------
     Net property, plant and equipment                         291,445         296,733

Goodwill, net                                                  109,672         110,384
Other assets                                                    13,573          12,372
                                                          ------------     -----------
                                                          $    705,605     $   684,582
                                                          ============     ===========


                                      DAN RIVER INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            April 1,       January 1,
                                                              2000            2000
                                                          ------------     ------------
                                                          (in thousands, except share
                                                                and per share data)

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                   $     23,876     $     22,368
   Accounts payable                                             33,748           33,464
   Accrued compensation and related benefits                    26,098           22,411
   Other accrued expenses                                       17,902           12,485
                                                          ------------     ------------
     Total current liabilities                                 101,624           90,728

Other liabilities:

   Long-term debt                                              298,356          292,416
   Deferred income taxes                                        21,815           19,555
   Other liabilities                                            10,840           10,931

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                                --               --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 20,048,795 shares
     (20,574,020 shares at January 1, 2000)                        200              206
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                               21               21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                                    --               --
   Additional paid-in capital                                  210,752          213,620
   Retained earnings                                            61,997           57,105
                                                          ------------     ------------
     Total shareholders' equity                                272,970          270,952
                                                          ------------     ------------
                                                          $    705,605     $    684,582
                                                          ============     ============





                                  See accompanying notes.

                                      DAN RIVER INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended
                                            --------------------------
                                            April 1,            April 3,
                                              2000                1999
                                            ---------           ---------
                                (in thousands, except per share data)
Net sales                                   $ 164,949           $ 169,536

Costs and expenses:
  Cost of sales                               131,801             141,641
  Selling, general and
    administrative expenses                    16,889              17,362
  Amortization of goodwill                        711                 696
                                            ---------           ---------

Operating income                               15,548               9,837

Other income                                      198                 290
Interest expense                               (7,338)             (7,344)
                                            ---------           ---------
Income before income taxes                      8,408               2,783

Provision for income taxes                      3,516               1,233
                                            ---------           ---------
Net income                                  $   4,892           $   1,550
                                            =========           =========

Earnings per share:
  Basic                                     $    0.22           $    0.07
                                            =========           =========
  Diluted                                   $    0.22           $    0.07
                                            =========           =========













                                  See accompanying notes.

                                      DAN RIVER INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                          ---------------------------
                                                            April 1,         April 3,
                                                              2000             1999
                                                          ------------     ------------
                                                                (in thousands)
Cash flows from operating activities:
   Net income                                             $    4,892       $    1,550
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Noncash interest expense                                  188              188
       Depreciation and amortization of
         property, plant and equipment                         9,253           10,200
       Amortization of goodwill                                  711               696
       Deferred income taxes                                   3,060              509
       Writedown/disposal of assets                                9               12
       Changes in operating assets and liabilities:
         Accounts receivable                                 (17,835)           1,208
         Inventories                                          (6,896)           9,361
         Prepaid expenses and other assets                    (2,315)             (29)
         Accounts payable and accrued expenses                13,850              811
         Other liabilities                                       (90)        (1,404)
                                                          ---------        ----------
           Net cash provided by operating
             activities                                        4,827           23,102
                                                          ----------       ----------
Cash flows from investing activities:
   Capital expenditures                                       (8,494)          (9,728)
   Proceeds from sale of assets                                  118              661
                                                          ----------       ----------
           Net cash used by investing activities              (8,376)          (9,067)
                                                          ----------       ----------
Cash flows from financing activities:
   Payments of long-term debt                                 (5,553)            (541)
   Net borrowings (payments) - working capital
     facility                                                 13,000          (16,000)
   Proceeds from exercise of stock options                        --            1,636
   Repurchase of common stock                                 (2,874)              --
                                                          ----------       ----------
           Net cash provided (used) by financing
             activities                                        4,573          (14,905)
                                                          ----------       ----------
Net increase (decrease) in cash and cash
   equivalents                                                 1,024             (870)
Cash and cash equivalents at beginning of period               2,084            3,356
                                                          ----------       ----------
Cash and cash equivalents at end of period                $    3,108       $    2,486
                                                          ==========       ==========



                                  See accompanying notes.

                                      DAN RIVER INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Dan River Inc. and its wholly-owned subsidiaries, (collectively, the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

2.   Inventories

     The components of inventory are as follows:

                                                April 1,                January 1,
                                                  2000                     2000
                                              ------------             ------------
                                                        (in thousands)
            Finished goods                    $ 56,334                $ 55,710
            Work in process                    102,280                  92,707
            Raw materials                        4,747                   8,475
            Supplies                            12,022                  11,595
                                              --------                --------
                 Total Inventories            $175,383                $168,487
                                              ========                ========

3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                                      Total
                                           Additional                 Share-
                         Common Stock     Paid-In         Retained    holders'
                       Class A  Class B   Capital         Earnings    Equity
                       ------- --------  ----------       --------    ----------
                                         (in thousands)
Balance at Janu-
  ary 1, 2000          $  206  $   21         $213,620    $57,105     $270,952

Net income                 --      --           --     4,892      4,892
Repurchase of
  common stock             (6)       --         (2,868)      --         (2,874)
                       ------  ------         --------    -------     --------
Balance at April
  1, 2000              $  200  $   21      $210,752  $61,997          $272,970
                       ======= ======         ========    =======     ========

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                              Three Months Ended
                                                          --------------------------
                                                            April 1,        April 3,
                                                              2000             1999
                                                          ------------     -----------
Numerator for basic and diluted earnings
  per share -- net income                                 $ 4,892,000      $ 1,550,000
                                                          ===========      ===========
Denominator:
  Denominator for basic earnings per share--
    weighted-average shares                                22,501,461       23,355,214

  Effect of dilutive securities:
    Employee stock options                                         --          168,379
                                                          -----------      -----------
  Denominator for diluted earnings per share--
    weighted average shares adjusted for
    dilutive securities                                    22,501,461       23,523,593
                                                          ===========      ===========

Basic earnings per share                                  $      0.22      $      0.07
                                                          ===========      ===========
Diluted earnings per share                                $      0.22      $      0.07
                                                          ===========      ===========


5.   Segment Information

     Summarized information by reportable segment is shown in the following tables:


                                                              Three Months Ended
                                                          ---------------------------
                                                            April 1,        April 3,
                                                              2000             1999
                                                          ------------     ------------
                                                                (in thousands)
   Net sales:
      Home Fashions                                       $   114,373      $   117,390
      Apparel Fabrics                                          36,951           40,228
      Engineered Products                                      13,625           11,918
                                                          -----------      -----------
      Consolidated net sales                              $   164,949      $   169,536
                                                          ============     ===========

   Operating income (loss):
      Home Fashions                                            13,750           11,764
      Apparel Fabrics                                           3,083             (127)
      Engineered Products                                         720              537
      Corporate items not allocated to segments:
         Amortization of goodwill                                (711)            (696)
         Other                                                 (1,294)          (1,641)
                                                          -----------      -----------
      Consolidated operating income                       $    15,548      $     9,837
                                                          ===========      ===========



6.   Subsequent Event

     On April 3, 2000, the Company acquired substantially all of the assets of Import Specialists, Inc. (ISI) for $16.3 million in cash, subject to a working capital adjustment, and the assumption of certain operating liabilities. The acquisition was funded with borrowings under the Company's working capital line of credit. ISI is an importer of home textile products, including natural fiber doormats and bootscrapers, throws, area and accent rugs, and decorative pillows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

NET SALES

Net sales for the first quarter of fiscal 2000 were $164.9 million, a decrease of $4.6 million or 2.7% from net sales of $169.5 million for the first quarter of fiscal 1999.

Home Fashions

Net sales of home fashions products were $114.4 million for the first quarter of fiscal 2000, down $3.0 million or 2.6% from the first quarter of fiscal 1999. Although the unfilled order position for home fashions products was strong throughout the first quarter of fiscal 2000, poor weather at the beginning of the quarter and disruptions associated with the implementation of our new enterprise resource planning system negatively impacted our ability to ship product. This situation improved as the quarter progressed.

Apparel Fabrics

Net sales of apparel fabrics for the first quarter of fiscal 2000 were $37.0 million, down $3.3 million or 8.1% from the first quarter of fiscal 1999. Most of the decrease is attributable to the segment's largest product category, shirting fabrics, in which sales declined by $3.0 million or 12.8%. We believe that demand for this product category has continued to be negatively impacted by increased fabric and garment imports, particularly from Asia, as well as a decline in dress shirting sales at retail due to the popularity of business casual dress.

Engineered Products

Net sales of engineered products were $13.6 million for the first quarter of fiscal 2000, up $1.7 million or 14.3% from the first quarter of fiscal 1999. The increase is attributable to certain manufacturing improvements, including new fabric finishing capabilities, which have enabled us to better meet the demand for our products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $16.9 million for the first quarter of fiscal 2000 (10.2% of net sales), a decrease of $0.5 million or 2.7% from $17.4 million (10.2% of net sales) for the first quarter of fiscal 1999.

OPERATING INCOME

Consolidated operating income for the first quarter of fiscal 2000 was $15.5 million (9.4% of net sales) compared to $9.8 million (5.8% of net sales) for the first quarter of fiscal 1999.

     Segment Operating Income:

Operating income for the home fashions segment was $13.8 million for the first quarter of fiscal 2000, compared to $11.8 million for the first quarter of fiscal 1999. The increase in operating income reflects cost savings from the integration of Bibb, better manufacturing performance and lower cotton prices.

The apparel fabrics segment generated $3.1 million in operating income for the first quarter of fiscal 2000, compared to an operating loss of $0.1 million for the first quarter of fiscal 1999. The better operating results were due to improved margins, which more than offset the effect of the decrease in sales. The improved margins reflect better capacity utilization and lower raw material costs in the first quarter of fiscal 2000 compared to the first quarter of 1999. Per unit costs for goods sold in the first quarter of fiscal 1999 were high due to the under-absorption of fixed costs resulting from operating on reduced running schedules as we worked off excess inventories.

Operating income for the engineered products segment was $0.7 million for the first quarter of fiscal 2000, compared to $0.5 million for the first quarter of fiscal 1999. The increase generally reflects the increase in sales.

     Corporate Items:

Amortization of goodwill, which is entirely attributable to the acquisition of Bibb in 1998, was $0.7 million in the first quarter of fiscal 2000 and 1999.

Other expenses not allocated to segments totaled $1.3 million in the first quarter of fiscal 2000 compared to $1.6 million in the first quarter of fiscal 1999, and related primarily to depreciation on the write-up of fixed assets from our acquisition in 1989. The vast majority of the write-up was for manufacturing equipment that is now fully depreciated; therefore depreciation expense associated with the 1989 write-up will not be significant in future periods.

INTEREST EXPENSE

Interest expense was $7.3 million for the first quarter of fiscal 2000, approximately the same as for the first quarter of fiscal 1999. Lower debt levels reduced interest expense by approximately $0.5 million in the first quarter of fiscal 2000. This was offset by the effect of higher average interest rates, which increased to 8.6% in the first quarter of fiscal 2000 from 7.9% in the first quarter of fiscal 1999.

INCOME TAX PROVISION

The income tax provision was $3.5 million (41.8% of pre-tax income) for the first quarter of fiscal 2000, compared to $1.2 million (44.3% of pre-tax income) for the first quarter of fiscal 1999. The relatively high effective rate for both periods was caused by the effect of nondeductible goodwill amortization.

NET INCOME AND EARNINGS PER SHARE

Net income for the first quarter of fiscal 2000 was $4.9 million or $0.22 per share (diluted) compared to $1.6 million or $0.07 per share (diluted) for the first quarter of fiscal 1999. Weighted average diluted shares outstanding decreased to 22.5 million for the first quarter of fiscal 2000 from 23.5 million for the first quarter of fiscal 1999 due principally to the repurchase of shares under our stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

General

We believe that internally generated cash flow, supplemented by borrowings under its working capital line of credit, will be sufficient to meet our foreseeable debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 54.1% at April 1, 2000.

Credit Facilities

We maintain a credit facility comprised of a $120 million term loan and a $150 million secured working capital line of credit. This credit facility is secured by our accounts receivable and inventories. As of April 1, 2000, $68.9 million was used and $81.1 million was unused and available for borrowing under the working capital line of credit.

The credit facility bears interest at the Base Rate plus applicable percentage, as defined (9.13% as of April 27, 2000) or LIBOR plus applicable percentage (7.57% as of April 27, 2000), for periods of one, two, three or six months, at our option. The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of September 30, 2003.

The term loan was fully borrowed for $125 million at its inception in October of 1998 and has scheduled amortization payments, the first of which was made for $5 million on March 31, 2000. The new outstanding under the term loan is $120 million. Three more quarterly payments of $5 million each are scheduled for this fiscal year.

The credit facility is provided pursuant to a loan agreement which contains certain covenants, including the maintenance of a certain interest coverage ratio and maximum debt levels, and limitations on mergers and consolidations, affiliated transactions, incurring liens, disposing of assets and limitations on investments. An event of default under the loan agreement includes Change of Control (as defined) as well as non-compliance with certain other provisions.

Working Capital

Net cash generated from operating activities was $4.8 million in the three months ended April 1, 2000. Included in that amount is a use of cash from operating assets and liabilities of $13.3 million, comprised of a $10.9 million use from operating working capital (accounts receivable - $17.8 million use, inventories - $6.9 million use, and accounts payable and accrued expenses - $13.8 million source) and a $2.4 million use of cash for prepaid expenses and other assets, and other liabilities.

During the comparable three month period ended April 3, 1999, net cash generated from operating activities was $23.1 million. Included in that amount is a source of cash for operating assets and liabilities of $9.9 million, comprised of a $11.4 million source for operating working capital (accounts receivable - $1.2 million source, inventories - $9.4 million source, and accounts payable and accrued expenses - $0.8 million source) and a $1.4 million use of cash for other liabilities.

Capital Improvements

During the first three months of fiscal 2000, we purchased $8.5 million in equipment and manufacturing improvements.

Share Repurchase

At the beginning of this fiscal year, we had $5 million remaining of a $10 million share repurchase program authorized by the Board of Directors in August 1999. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. During the first quarter of fiscal 2000 we repurchased 525,225 shares for $2,873,583. The Company has $2,126,417 remaining under the authorization for repurchase of shares.

Acquisition

On April 3, 2000, we acquired substantially all of the assets of Import Specialists, Inc. (ISI) for $16.3 million in cash, subject to a working capital adjustment, and the assumption of certain operating liabilities. The acquisition was funded with borrowings under our working capital line of credit. ISI is an importer of home textile products, including natural fiber doormats and bootscrapers, throws, area and accent rugs, and decorative pillows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

                               PART II - OTHER INFORMATION

Items 1-5.       No disclosure required.

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

                                        DAN RIVER INC.

Date:   May 5, 2000                     /s/ Barry F. Shea
                                        -----------------------------------
                                        Barry F. Shea
                                        Executive Vice President-Chief
                                        Financial Officer
                                        (Authorized Signing Officer and
                                        Principal Financial Officer)


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




