Form 10-Q
period 2000-07-01
DAN RIVER INC /GA/
filed 2000-08-08
CIK 914384

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

           For the quarterly period ended July 1, 2000
                                           OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of July 1, 2000:
                                                     Class A:  19,703,439 Shares
                                                     Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Forward Looking Statements.
--------------------------

This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward looking statements. The words "believes," "expects," "intends," "estimates" or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could", are intended to identify forward-looking statements. Specific forward looking statements contained in this Quarterly Report include, among others, statements regarding adequacy of the Company's liquidity and capital resources. These forward looking statements are found in Part I, Item 2. There can be no assurance that our assumptions are correct.

The forward looking statements in this Quarterly Report are also subject to certain risks and uncertainties including, among others, that our performance in future periods may be adversely impacted by the cyclical nature of the textile industry, intense competition within the textile industry, fluctua-tions in the price and availability of cotton and other raw materials, our inability to make capital improvements necessary to maintain competitiveness, possible adverse changes in governmental regulation regarding the import of cotton and textile products, difficulties in integrating acquired businesses and achieving cost savings, changes in environmental regulations, deteriora-tion of relationships with or the loss of material customers and adverse changes in general market and industry conditions.

We believe that the forward looking statements in this Quarterly Report are reasonable; however, such statements are based on current expectations and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any forward-looking statements.



                             PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                  See Following Pages.

                                     DAN RIVER INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           July 1,        January 1,
                                                             2000            2000
                                                         -----------      -----------
                                                         (in thousands, except share
                                                               and per share data)
                                         ASSETS
Current assets:
   Cash and cash equivalents                             $     4,354      $     2,084
   Accounts receivable, net                                   81,674           77,009
   Inventories                                               215,477          168,487
   Prepaid expenses and other current assets                   6,593            2,132
   Deferred income taxes                                      14,661           15,381
                                                         -----------      -----------
        Total current assets                                 322,759          265,093

Property, plant and equipment                                491,973          476,438
   Less accumulated depreciation and amortization           (197,997)        (179,705)
                                                         -----------      -----------
     Net property, plant and equipment                       293,976          296,733

Goodwill, net                                                116,508          110,384
Other assets                                                  16,396           12,372
                                                         -----------      -----------
                                                         $   749,639      $   684,582
                                                         ===========      ===========


                                     DAN RIVER INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           July 1,        January 1,
                                                             2000            2000
                                                         ------------     ------------
                                                         (in thousands, except share
                                                               and per share data)

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                  $     25,876     $     22,368
   Accounts payable                                            38,179           33,464
   Accrued compensation and related benefits                   22,393           22,411
   Other accrued expenses                                      17,005           12,485
                                                         ------------     ------------
     Total current liabilities                                103,453           90,728

Other liabilities:

   Long-term debt                                             335,718          292,416
   Deferred income taxes                                       23,949           19,555
   Other liabilities                                           10,802           10,931

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                               --               --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 19,703,439 shares
     (20,574,020 shares at January 1, 2000)                       197              206
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                              21               21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                                   --               --
   Additional paid-in capital                                 209,096          213,620
   Retained earnings                                           66,403           57,105
                                                         ------------     ------------
     Total shareholders' equity                               275,717          270,952
                                                         ------------     ------------
                                                         $    749,639     $    684,582
                                                         ============     ============




                                 See accompanying notes.

                                     DAN RIVER INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                              Three Months Ended                Six Months Ended
                            -----------------------           ----------------------
                             July 1,         July 3,          July 1,        July 3,
                               2000            1999             2000           1999
                            ---------        --------         --------       --------

                                       (in thousands, except per share data)

Net sales                   $ 157,232        $ 154,104        $ 322,181   $ 323,640

Costs and expenses:
  Cost of sales               123,326          125,257          255,128     266,899
  Selling, general
     and administrative
     expenses                  17,764           16,034           34,652      33,395
  Amortization of
     goodwill                      810             696            1,522        1,392
                            ---------        ---------        ---------   ---------
Operating income               15,332           12,117           30,879      21,954

Other income                      153               69              352         358
Interest expense               (7,869)          (6,985)         (15,207)    (14,329)
                            ---------        ---------        ---------   ---------
Income before
  income taxes                  7,616            5,201           16,024       7,983

Provision for
  income taxes                  3,210            2,274            6,726        3,507
                            ---------        ---------        ---------   ---------
Net income                  $   4,406        $   2,927        $   9,298   $   4,476
                            =========        =========        =========   =========

Earnings per share:

  Basic                     $    0.20        $    0.13        $    0.42   $    0.19
                            =========        =========        =========   =========

  Diluted                   $    0.20        $    0.12        $    0.42   $    0.19
                            =========        =========        =========   =========




                                 See accompanying notes

                                     DAN RIVER INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                         ---------------------------
                                                           July 1,          July 3,
                                                             2000             1999
                                                         ------------     ------------
                                                               (in thousands)
Cash flows from operating activities:
   Net income                                             $    9,298      $    4,476
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Noncash interest expense                                  376             376
       Depreciation and amortization of
         property, plant and equipment                        18,652          19,530
       Amortization of goodwill                                1,522           1,392
       Deferred income taxes                                   5,113           2,234
       Writedown/disposal of assets                             (244)            (48)
   Changes in operating assets and liabilities:
       Accounts receivable                                    (5,607)         12,058
       Inventories                                           (41,026)          6,793
       Prepaid expenses and other assets                      (5,179)           (469)
       Accounts payable and accrued expenses                  12,245          (6,665)
       Other liabilities                                         (99)          1,989
                                                          ----------      ----------
           Net cash provided (used) by operating
             activities                                       (4,949)         41,666
                                                          ----------      ----------
Cash flows from investing activities:
   Capital expenditures                                      (19,657)        (18,352)
   Proceeds from sale of assets                                  450           7,391
   Acquisition of business                                   (15,456)             --
                                                          ----------      ----------
           Net cash used by investing activities             (34,663)        (10,961)
                                                          ----------      ----------
Cash flows from financing activities:
   Payments of long-term debt                                (11,100)         (1,081)
   Net proceeds from issuance of long-term debt               16,045              --
   Net borrowings (payments) - working
     capital facility                                         41,500         (29,000)
   Proceeds from exercise of stock options                        36             955
   Repurchase of common stock                                 (4,599)             --
                                                          ----------      ----------
           Net cash provided (used) by
             financing activities                             41,882         (29,126)
                                                          ----------      ----------
Net increase in cash and cash equivalents                      2,270           1,579
Cash and cash equivalents at beginning of period               2,084           3,356
                                                          ----------      ----------
Cash and cash equivalents at end of period                $    4,354      $    4,935
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

2.   Inventories

     The components of inventory are as follows:

                                               July 1,                January 1,
                                                2000                     2000
                                             ------------            ------------
                                                       (in thousands)
           Finished goods                    $ 83,056               $ 55,710
           Work in process                    114,148                 92,707
           Raw materials                        4,139                  8,475
           Supplies                            14,134                 11,595
                                             --------               --------
                 Total Inventories           $215,477               $168,487
                                             ========               ========

                                     DAN RIVER INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                                    Total
                                          Additional                Share-
                         Common Stock     Paid-In        Retained   holders'
                       Class A  Class B   Capital        Earnings   Equity
                       ------- --------  ----------      --------   ----------
                                        (in thousands)
Balance at Janu-
  ary 1, 2000          $  206  $   21        $213,620    $57,105    $270,952
Net income                 --      --            --    9,298      9,298
Stock option
  activity                 --       --             66         --          66
Repurchase of
  Common Stock             (9)      --         (4,590)      --        (4,599)
                       ------  ------        --------    -------    --------
Balance at July
  1, 2000              $  197  $   21      $209,096  $66,403        $275,717
                       ======= ======        ========    =======    ========

                                     DAN RIVER INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                              Three Months Ended                Six Months Ended
                            -----------------------           ----------------------
                             July 1,         July 3,          July 1,        July 3,
                               2000            1999             2000           1999
                            ---------        --------         --------       --------
                                   (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share -- net
  income                    $   4,406        $   2,927        $   9,298    $   4,476
                            =========        =========        =========    =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                     22,063           23,368           22,282       23,362

  Effect of dilutive
    securities:
      Employee stock
      options                      --              162               --         165
                            ---------        ---------        ---------     ---------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities        22,063           23,530           22,282      23,527
                            =========        =========        =========   =========
Earnings per share:

  Basic                     $    0.20        $    0.13        $    0.42   $    0.19
                            =========        =========        =========   =========

  Diluted                   $    0.20        $    0.12        $    0.42   $    0.19
                            =========        =========        =========   =========



5.   Segment Information

     Summarized information by reportable segment is shown in the following tables:


                              Three Months Ended                Six Months Ended
                            -----------------------           ----------------------
                             July 1,         July 3,          July 1,        July 3,
                               2000            1999             2000           1999
                            ---------        --------         --------       --------
                                                   (in thousands)

Net sales:
     Home Fashions          $ 105,624        $ 103,379        $ 219,997     $ 220,769
     Apparel Fabrics           38,261           39,395           75,212        79,623
     Engineered Products    13,347              11,330           26,972        23,248
                            ---------        ---------        ---------     ---------
     Consolidated net
       sales                $ 157,232        $ 154,104        $ 322,181     $ 323,640
                            =========        =========        =========     =========

Operating income:
     Home Fashions          $  12,702        $  12,203        $  26,452     $  23,965
     Apparel Fabrics            3,014            1,300            6,097         1,174
     Engineered Products       787               1,035            1,508         1,572
     Corporate items not
       allocated to
       segments:
       Amortization of
         goodwill                (810)            (696)          (1,522)       (1,392)
       Other                     (361)          (1,725)          (1,656)       (3,365)
                            ---------        ---------        ---------     ---------

     Consolidated
       operating income     $  15,332        $  12,117        $  30,879     $  21,954
                            =========        =========        =========     =========

6.   Acquisition

     On April 3, 2000, the Company acquired substantially all of the assets of Import Specialists, Inc. ("ISI") for $15.5 million in cash, subject to finalization of a working capital adjustment, and the assumption of certain operating liabilities. The assets acquired consisted principally of receivables and inventory. The acquisition was funded with borrowings under the Company's working capital line of credit. ISI is an importer of home textile products, including natural fiber doormats and bootscrapers, throws, area and accent rugs, and decorative pillows. The operations have been incorporated into the home fashions division as the "Import Specialty Products Group." The acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The preliminary allocation of the purchase price of ISI to the assets acquired resulted in goodwill of $7.6 million being recorded, which is being amortized over 20 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     Comparison of Three Months Ended July 1, 2000 and July 3, 1999

ACQUISITION

On April 3, 2000 we acquired substantially all of the assets of Import Specialists, Inc. See Note 6 to Condensed Consolidated Financial Statements.

NET SALES

Net sales for the second quarter of fiscal 2000 were $157.2 million, an increase of $3.1 million or 2.0% from net sales of $154.1 million for the second quarter of fiscal 1999.

Net sales of home fashions products were $105.6 million for the second quarter of fiscal 2000, up $2.2 million or 2.2% from the second quarter of fiscal 1999. Incremental sales from the Import Specialists business we acquired in April 2000 were $3.6 million. Excluding these sales, net sales were down slightly in the second quarter of fiscal 2000, due to a slowdown in reorders from some major retailers.

Net sales of apparel fabrics for the second quarter of fiscal 2000 were $38.3 million, down $1.1 million or 2.9% from the second quarter of fiscal 1999. We believe that demand for this product category has been negatively impacted by a decline in dress shirting sales at retail, due to the popularity of business casual dress.

Net sales of engineered products were $13.3 million for the second quarter of fiscal 2000, up $2.0 million or 17.8% from the second quarter of fiscal 1999. The increase reflects healthy demand across all product lines for this segment, as well as new fabric finishing capabilities, which have enabled us to better meet the demand for certain of our products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $17.8 million for the second quarter of fiscal 2000 (11.3% of net sales), an increase of $1.7 million or 10.8% from $16.0 million (10.4% of net sales) for the second quarter of fiscal 1999. Incremental expenses resulting from the acquisition of Import Specialists contributed $0.6 million of the increase. The remainder of the increase was caused by higher expenses for home fashion designs and higher information systems expenses, offset in part by lower incentive compensation.

OPERATING INCOME

Consolidated operating income for the second quarter of fiscal 2000 was $15.3 million (9.8% of net sales) compared to $12.1 million (7.9% of net sales) for the second quarter of fiscal 1999.


     Segment Operating Income:

Operating income for the home fashions segment was $12.7 million for the second quarter of fiscal 2000, compared to $12.2 million for the second quarter of fiscal 1999. Most of the increase is attributable to the Import Specialists business, acquired in April, which contributed $0.3 million in operating income. The remainder of the increase is generally attributable to reduced costs due to lower cotton prices.

The apparel fabrics segment generated $3.0 million in operating income for the second quarter of fiscal 2000, compared to $1.3 million for the second quarter of fiscal 1999. The higher profitability in the current quarter reflects improved margins due to better capacity utilization and lower raw material costs. Per unit costs for goods sold in the second quarter of fiscal 1999 were high due to the under-absorption of fixed costs resulting from operating on reduced running schedules as we worked off excess inventories.

Operating income for the engineered products segment was $0.8 million for the second quarter of fiscal 2000, compared to $1.0 million for the second quarter of fiscal 1999. Although revenues increased by $2.0 million in the current quarter, manufacturing operations ran less efficiently in the second quarter of 2000 compared to the second quarter of fiscal 1999, which negatively impacted operating margins.

     Corporate Items:

Amortization of goodwill was $0.8 million in the second quarter of fiscal 2000 compared to $0.7 million in the second quarter of fiscal 1999. The increase in fiscal 2000 is attributable to goodwill resulting from our April 2000 acquisition of Import Specialists.

Other expenses not allocated to segments totaled $0.4 million in the second quarter of fiscal 2000 compared to $1.7 million in the second quarter of fiscal 1999. The fiscal 1999 amount includes $1.3 million of depreciation on the write-up of the Company's fixed assets from its acquisition in 1989. The vast majority of the write-up was for manufacturing equipment that was fully depreciated before the second quarter of fiscal 2000.

INTEREST EXPENSE

Interest expense was $7.9 million for the second quarter of fiscal 2000, up $0.9 million over the second quarter of fiscal 1999. Higher average debt levels resulted in $0.5 million of the increase, with the remainder caused by the effect of higher average interest rates.

INCOME TAX PROVISION

The income tax provision was $3.2 million (42.1% of pre-tax income) for the second quarter of fiscal 2000, compared to $2.3 million (43.7% of pre-tax income) for the second quarter of fiscal 1999. The relatively high effective rate for both periods was caused by the effect of nondeductible goodwill amortization.

NET INCOME AND EARNINGS PER SHARE

Net income for the second quarter of fiscal 2000 was $4.4 million or $0.20 per share (diluted) compared to $2.9 million or $0.12 per share (diluted) for the second quarter of fiscal 1999. Weighted average diluted shares outstanding decreased to 22.1 million for the second quarter of fiscal 2000 from 23.4 million for the second quarter of fiscal 1999 due principally to the repurchase of shares under the Company's stock repurchase program.


     Comparison of Six Months Ended July 1, 2000 and July 3, 1999

NET SALES

Net sales for the first six months of fiscal 2000 were $322.2 million, a decrease of $1.5 million or 0.5% from net sales of $323.6 million for the first six months of fiscal 1999.

Net sales of home fashions products were $220.0 million for the first six months of fiscal 2000, down $0.8 million or 0.3% from the first six months of fiscal 1999. Excluding $3.6 million in incremental sales attributable to the Import Specialist business that we acquired in April 2000, net sales decreased by $4.4 million. The decrease was chiefly attributable to disruptions early in fiscal 2000 caused by poor weather and the implementation of our new enterprise resource planning system, and to a slowdown in reorders from some major retailers in the second quarter of the fiscal year.

Net sales of apparel fabrics for the first six months of fiscal 2000 were $75.2 million, down $4.4 million or 5.5% from the first six months of fiscal 1999. The decrease reflects a competitive pricing environment for shirting fabrics, and lower unit volume which we believe is attributable to a decline in dress shirting sales at retail.

Net sales of engineered products were $27.0 million for the first six months of fiscal 2000, up $3.7 million or 16.0% from the first six months of fiscal 1999. The increase reflects healthy demand across all product lines for this segment, as well as new fabric finishing capabilities, which have enabled us to better meet the demand for certain of our products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $34.7 million for the first six months of fiscal 2000 (10.8% of net sales), an increase of $1.3 million or 3.8% from $33.4 million (10.3% of net sales) for the first six months of fiscal 1999. Incremental expenses resulting from the acquisition of Import

Specialists contributed $0.6 million of the increase. The remainder of the increase was caused by higher expenses for home fashion designs and higher information systems expenses, offset in part by lower incentive compensation.

OPERATING INCOME

Consolidated operating income for the first six months of fiscal 2000 was $30.9 million (9.6% of net sales) compared to $22.0 million (6.8% of net sales) for the first six months of fiscal 1999.

     Segment Operating Income:

Operating income for the home fashions segment was $26.5 million for the first six months of fiscal 2000, compared to $24.0 million for the first six months of fiscal 1999. The Import Specialists business, acquired in April 2000 contributed $0.3 million of the increase. The remainder of the increase is generally attributable to lower cotton prices.

The apparel fabrics segment generated $6.1 million in operating income for the first six months of fiscal 2000, compared to $1.2 million for the first six months of fiscal 1999. The higher profitability in the current fiscal year reflects improved margins due to better capacity utilization and lower raw material costs. Per unit costs for goods sold in the first part of fiscal 1999 were high due to the under-absorption of fixed costs resulting from operating on reduced running schedules as we worked off excess inventories.

Operating income for the engineered products segment was $1.5 million for the first six months of fiscal 2000, compared to $1.6 million for the first six months of fiscal 1999. Although revenues increased by $3.7 million in the first six months of fiscal 2000, less efficient manufacturing performance in the current year negatively impacted operating margins.

     Corporate Items:

Amortization of goodwill was $1.5 million in the first six months of fiscal 2000 compared to $1.4 million in the first six months of fiscal 1999. The increase in fiscal 2000 is attributable to goodwill resulting from our April 2000 acquisition of Import Specialists.

Other expenses not allocated to segments totaled $1.7 million in the first six months of fiscal 2000 compared to $3.4 million in the first six months of fiscal 1999. The fiscal 2000 amount includes $1.2 million attributable to depreciation on the write-up of the Company's fixed assets from its acquisition in 1989, compared to $2.7 million in fiscal 1999. The vast majority of the write-up was for manufacturing equipment that was fully depreciated before the end of the first quarter of fiscal 2000.

INTEREST EXPENSE

Interest expense was $15.2 million for the first six months of fiscal 2000, up $0.9 million over the first six months of fiscal 1999. The increase was caused by higher average interest rates.

INCOME TAX PROVISION

The income tax provision was $6.7 million (42.0% of pre-tax income) for the first six months of fiscal 2000, compared to $3.5 million (43.9% of pre-tax income) for the first six months of fiscal 1999. The relatively high effective rate for both periods was caused by the effect of nondeductible goodwill amortization.

NET INCOME AND EARNINGS PER SHARE

Net income for the first six months of fiscal 2000 was $9.3 million or $0.42 per share (diluted) compared to $4.5 million or $0.19 per share (diluted) for the first six months of fiscal 1999. Weighted average diluted shares outstanding decreased to 22.3 million for the first six months of fiscal 2000 from 23.5 million for the first six months of fiscal 1999 due principally to the repurchase of shares under the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

General

We believe that internally generated cash flow, supplemented by borrowings under our working capital line of credit, will be sufficient to meet our foreseeable debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 56.7% at July 1, 2000.

Credit Facilities

We maintain a credit facility comprised of a $127.9 million term loan and a $150 million working capital line of credit. This credit facility is secured by our accounts receivable and inventories. As of July 1, 2000, $97.4 million was used and $52.6 million was unused and available for borrowing under the working capital line of credit.

The credit facility bears interest at the Base Rate plus applicable percentage, as defined (9.63% as of August 1, 2000) or LIBOR plus applicable percentage (8.01% as of August 1, 2000), for periods of one, two, three or six months, at our option. The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of September 30, 2003.

The term loan was fully borrowed for $125 million at its inception in October of 1998 and has scheduled amortization payments which began this fiscal year. In June, we added $12.9 million of new debt to the term loan. The new outstanding under the term loan is $127.9 million. Two more quarterly payments of $5 million each are scheduled for this fiscal year.

The credit facility is provided pursuant to a loan agreement which contains certain covenants, including the maintenance of certain interest coverage ratio and maximum debt levels, and limitations on mergers and consolidations, affiliated transactions, incurring liens, disposing of assets and limitations on investments. An event of default under the loan agreement includes a Change of Control (as defined) as well as non-compliance with certain other provisions.

Working Capital

Net cash used in operating activities was $4.9 million in the six months ended July 1, 2000. Included in that amount is a use of cash from operating assets and liabilities of $39.7 million, comprised of a $34.4 million use of operating working capital (accounts receivable - $5.6 million use, inven-tories - $41.0 million use, and accounts payable and accrued expenses - $12.2 million source) and a $5.3 million use of cash for prepaid expenses and other assets and other liabilities. The inventory buildup is due primarily to the rollout of a major new home fashions program scheduled to begin shipping during the third quarter.

During the comparable six month period ended July 3, 1999, net cash generated from operating activities was $41.7 million. Included in that amount is a source of cash for operating assets and liabilities of $13.7 million, primarily comprised of a $12.2 million source for operating working capital (accounts receivable - $12.1 million source, inventories - $6.8 million source, and accounts payable and accrued expenses - $6.7 million use) and a $1.5 million source of cash for prepaid expenses and other assets and other liabilities.

Capital Improvements

During the first six months of fiscal 2000, we purchased $19.7 million in equipment and manufacturing improvements. On April 3, 2000, we acquired substantially all of the assets of Import Specialists, Inc. for $15.5 million in cash, and the assumption of certain operating liabilities.

Share Repurchase

At the beginning of this fiscal year, we had $5 million remaining of a $10 million share repurchase program authorized by the Board of Directors in August 1999. Shares repurchases pursuant to this program are retired and constitute authorized but unissued shares. During the first six months of fiscal 2000 we repurchased 877,225 shares for $4,599,126. We have $400,874 remaining under the authorization for repurchase of shares.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

                              PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

           The registrant's Annual Meeting of Shareholders was held on April 20, 2000. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

     1.    Election of Directors

           Election of Edward J. Lill and John F. Maypole to hold office until the Annual Meeting of Shareholders in 2003, or until their successors are elected and qualified:

     1.  Edward J. Lill          For:  16,192,655       Withheld:  328,315

     2.  John F. Maypole         For:  16,192,655       Withheld:  328,315

           Continuing directors are Donald J. Keller, Joseph L. Lanier, Jr. and Richard L. Williams.

     2. To approve the performance goals contained in our management incentive plan.

           For:  15,686,798       Against:  799,901           Abstained:  34,271

     3. To adopt and approve a long-term incentive plan, which will, among other things, make available up to 2,000,000 shares of our Class A Common Stock for issuance under the plan.

           For:  13,075,982       Against:  1,851,482         Abstained:  35,742


     4. To ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 2000.

           For:  16,215,639       Against:  282,667           Abstained:  22,664

Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits:

           (The exhibits to this Form 10-Q are listed in the accompanying index to Exhibits.)

     (b)   Reports on Form 8-K:   None

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAN RIVER INC.

Date:  August 8, 2000                  /s/ Barry F. Shea
                                       -----------------------------------
                                       Barry F. Shea
                                       Executive Vice President-Chief
                                       Financial Officer
                                       (Authorized Signing Officer and
                                       Principal Financial Officer)


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

3.2 Bylaws of Dan River Inc. (incorporated by reference to Exhibit 3.2 in Amendment No. 1 to Registration Statement on Form S-1 (File
                       No. 333-36479)).

10* Third Amendment to Credit Agreement dated as of June 26, 2000, amending Credit Agreement dated as of October 14, 1998, among Dan River
                       Inc. and certain of its subsidiaries, the several lenders parties thereto and First Union
                       National Bank as Agent.

27* Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                       Commission for information only and not filed.

------------------
*Filed herewith.


          EX 10

                           THIRD AMENDMENT TO CREDIT AGREEMENT


     THIS THIRD AMENDMENT TO CREDIT AGREEMENT (the "Third Amendment") dated as of June 26, 2000, is to that Credit Agreement dated as of October 14, 1998, as amended by a First Amendment to Credit Agreement dated May 21, 1999 and a Second Amendment to Credit Agreement dated December 29, 1999 (as may be subsequently amended and modified from time to time, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement), by and among DAN RIVER INC., a Georgia corporation (the "Borrower"), the Guarantors identified therein, the several banks and other financial institutions identified therein (the "Lenders") and FIRST UNION NATIONAL BANK, as administrative agent for the Lenders thereunder (in such capacity, the "Agent"), BANK ONE, N.A. formerly The First National Bank of Chicago, as syndication agent, and WACHOVIA BANK, N.A., as documentation agent.


                                  W I T N E S S E T H:

     WHEREAS, the Lenders have established a credit facility for the benefit of the Borrower pursuant to the terms of the Credit Agreement;

     WHEREAS, the Borrower has requested that the Required Lenders (i) amend certain provisions of the Credit Agreement by making certain modifications thereto including a $12,910,000 increase to the Term Loan Committed Amount, such increase to be funded by certain of the Lenders (the "Increasing Lenders") in the amounts set forth on Annex I attached hereto, and (ii) waive compliance by the Borrower with certain provisions of the Credit Agreement; and

     WHEREAS, the Required Lenders have agreed to the requested amendment and waiver on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     A.    The Credit Agreement is amended in the following respects:

           1. The definition of "Interest Period" in Section 1.1 of the Credit Agreement is hereby amended by deleting the reference to "twelve (12)" in subclause (ii)(E) and replacing such reference with "fifteen (15)".

           2. Section 2.2(a) is hereby amended by deleting the amount of "ONE HUNDRED TWENTY-FIVE MILLION DOLLARS ($125,000,000)" in the first sentence thereof and replacing it with "ONE HUNDRED THIRTY-SEVEN MILLION NINE HUNDRED TEN THOUSAND DOLLARS ($137,910,000)".

           3. Section 2.2(b) is hereby amended by deleting the Term Loan Principal Amortization Payment for September 30, 2003 in the amount of "$12,000,000" and replacing it with "$24,910,000".

           4. Section 6.5(b) is hereby amended by making the additions set forth in bold below:

                       (a) (i) purchase, lease or otherwise acquire (in a single transaction or a series of related transactions) the property or assets of any Person (other than purchases or other acquisitions of inventory, leases, materials, property and equipment in the ordinary course of business, except as otherwise limited or prohibited herein) provided that so long as no Default or Event of Default shall have occurred and be continuing or would result therefrom, the Borrower may acquire all or a majority of the Capital Stock or other ownership interest in any Person (in a similar or related line of business) or all or a substantial portion of the assets, property and/or operations of a Person (in a similar or related line of business) in an aggregate amount not to exceed
                 (x) $40,000,000 in fiscal year 2000 and (y) $25,000,000 in any other fiscal year, or (ii) enter into any transaction of merger or consolidation, except for (A) investments or acquisitions permitted pursuant to Section 6.6, and (B) the merger or consolidation of a Credit Party with and into another Credit Party, provided that if the Borrower is a party thereto, the Borrower will be the surviving corporation.

           5. Schedule 2.1(a) of the Credit Agreement is hereby deleted in its entirety and replaced with Schedule 2.1(a) as set forth in Annex II attached hereto.

     B. The Required Lenders hereby waive the mandatory prepayment requirement of Section 2.7 (b)(iii), to the extent that such provision would have required the Borrower to prepay the Loans with the proceeds of the $12,910,000 increase in the Term Loan Committed Amount provided for hereunder.

     C. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

     D. The Credit Parties hereby represent and warrant that (a) the representations and warranties contained in Article III of the Credit Agreement, as amended hereby are correct in all material respects on and as of the date hereof as though made on and as of such date and after giving effect to the amendments contained herein and (b) no Default or Event of Default exists on and as of the date hereof and after giving effect to the amendments contained herein.

     E. This Third Amendment shall become effective upon three Business Days following the satisfaction of the following conditions precedent (such date referred to herein as the "Amendment Effective Date)":

           (a) Execution of Third Amendment. The Agent shall have received counterparts of this Third Amendment, executed by a duly authorized officer of each party hereto.

           (b) Term Notes. The Agent shall have received, for the account of each Increasing Lender, fully executed Term Notes in the amounts set forth on Annex I.

           (c) Authority Documents. The Agent shall have received the following:

                 (i) Articles of Incorporation. Copies of the articles of incorporation or other charter documents, as applicable, of each Credit Party certified to be true and complete as of a recent date by the appropriate governmental authority of the state of its incorporation.

                 (ii) Resolutions. Copies of resolutions of the board of directors of each Credit Party approving and adopting the Amendment, the transactions contemplated therein, including the increase of the Term Loan Committed Amount hereunder, and authorizing execution and delivery thereof, certified by an officer of such Credit Party as of the Amendment Effective Date to be true and correct and in force and effect as of such date.

                 (iii) Bylaws. A copy of the bylaws of each Credit Party certified by an officer of such Credit Party as of the Amendment Effective to be true and correct and in force and effect as of such date.

                 (iv) Good Standing. Copies of (i) certificates of good standing, existence or its equivalent with respect to the each Credit Party certified as of a recent date by the appropriate governmental authorities of the state of incorporation and (ii) a certificate indicating payment of all corporate franchise taxes certified as of a recent date by the appropriate governmental taxing authorities of the state of incorporation of each Credit Party.

                 (v) Incumbency. An incumbency certificate of each Credit Party certified by a secretary or assistant secretary to be true and correct as of the Amendment Effective Date.

                 (d) Amendment Fee. The Borrower shall have paid an amendment fee to each Lender party to this Third Amendment in the amount of 0.125% of such Lender's Commitment (such amount to be determined prior to giving effect to the increase of the Term Loan Committed Amount hereunder).

                 (e) Commitment Fee. The Borrower shall have paid a commitment fee to each Increasing Lender in the amount of .50% of such Lender's increased Term Loan Commitment as set forth on Annex 1 attached hereto.

           E. The Guarantors acknowledge and consent to all of the terms and conditions of this Third Amendment and agree that this Third Amendment and all documents executed in connection herewith do not operate to reduce or discharge the Guarantors' obligations under the Credit Agreement or the other Credit Documents. The Guarantors further acknowledge and agree that the

Guarantors have no claims, counterclaims, offsets, or defenses to the Credit Documents and the performance of the Guarantors' obligations thereunder or if the Guarantors did have any such claims, counterclaims, offsets or defenses to the Credit Documents or any transaction related to the Credit Documents, the same are hereby waived, relinquished and released in consideration of the Required Lenders' execution and delivery of this Third Amendment.

           F. This Third Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this Third Amendment to produce or account for more than one such counterpart.

           G. This Third Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Third Amendment to be duly executed and delivered as of the date and year first above written.

BORROWER:                               DAN RIVER INC.,
--------                                a Georgia corporation


                                        By:_________________________

                                        Name:_______________________

                                        Title:_______________________


                                        THE BIBB COMPANY,
                                        a Delaware corporation


                                        By:_________________________

                                        Name:_______________________

                                        Title:_______________________


                                        DAN RIVER FACTORY STORES, INC.,
                                        a Georgia corporation


                                        By:_________________________

                                        Name:_______________________

                                        Title:_______________________

AGENTS AND LENDERS:                     FIRST UNION NATIONAL BANK,
------------------                      as Administrative Agent and as
                                        a Lender


                                        By:_________________________

                                        Name:_______________________

                                        Title:_______________________


                                        BANK ONE, NA
                                        formerly The First National Bank
                                        of Chicago, as Syndication Agent
                                        and as a Lender

                                        By:_________________________

                                        Name:_______________________

                                        Title:_______________________


                                        WACHOVIA BANK, N.A.,
                                        as Documentation Agent and as a Lender

                                        By:__________________________

                                        Name:________________________

                                        Title:________________________


                                        THE BANK OF NEW YORK
                                        as a Lender

                                        By:__________________________

                                        Name:________________________

                                        Title:________________________


                                        CENTURA BANK,
                                        as a Lender


                                        By:___________________________

                                        Name:_________________________

                                        Title:_________________________

                                        COMERICA BANK,
                                        as a Lender


                                        By:___________________________

                                        Name:_________________________

                                        Title:_________________________


                                        FLEET BANK, N.A.,
                                        as a Lender


                                        By:___________________________

                                        Name:_________________________

                                        Title:_________________________


                                        NATIONAL CITY BANK OF KENTUCKY,
                                        as a Lender

                                        By:___________________________

                                        Name:_________________________

                                        Title:_________________________


                                        COOPERATIEVE CENTRALE RAIFFEISEN-
                                        BOERENLEENBANK B.A. "RABOBANK
                                        NEDERLAND", NEW YORK BRANCH,
                                        as a Lender


                                        By:___________________________

                                        Name:_________________________

                                        Title:_________________________


                                        SOUTHTRUST BANK, N.A.,
                                        as a Lender


                                        By:____________________________

                                        Name:__________________________

                                        Title:__________________________

                                        SUNTRUST BANK,
                                        as a Lender


                                        By:___________________________

                                        Name:_________________________

                                        Title:_________________________