Form 10-Q/A
period 2000-04-01
DAN RIVER INC /GA/
filed 2000-11-03
CIK 914384

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

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

      We hereby amend Items 1 and 2 and Item 6, Exhibit 27, of our Quarterly Report on Form 10-Q for the period ending April 1, 2000, to read in their entirety as set forth below.



                              PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                   See Following Pages.

                                      DAN RIVER INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            April 1,       January 1,
                                                              2000            2000
                                                           (restated)
                                                          ------------     ------------
                                                          (in thousands, except share
                                                                and per share data)
                                          ASSETS
Current assets:
   Cash and cash equivalents                              $      3,108     $     2,084
   Accounts receivable, net                                     94,845          77,009
   Inventories                                                 173,133         168,487
   Prepaid expenses and other current assets                     2,998           2,132
   Deferred income taxes                                        14,581          15,381
                                                          ------------     -----------
     Total current assets                                      288,665         265,093

Property, plant and equipment                                  480,138         476,438
   Less accumulated depreciation and amortization             (188,693)       (179,705)
                                                          ------------     -----------
     Net property, plant and equipment                         291,445         296,733

Goodwill, net                                                  109,672         110,384
Other assets                                                    13,573          12,372
                                                          ------------     -----------
                                                          $    703,355     $   684,582
                                                          ============     ===========


                                      DAN RIVER INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            April 1,       January 1,
                                                              2000            2000
                                                           (restated)
                                                          ------------     ------------
                                                          (in thousands, except share
                                                                and per share data)

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                   $     23,876     $     22,368
   Accounts payable                                             33,748           33,464
   Accrued compensation and related benefits                    25,180           22,411
   Other accrued expenses                                       17,789           12,485
                                                          ------------     ------------
     Total current liabilities                                 100,593           90,728

Other liabilities:

   Long-term debt                                              298,356          292,416
   Deferred income taxes                                        21,415           19,555
   Other liabilities                                            10,840           10,931

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                                --               --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 20,048,795 shares
     (20,574,020 shares at January 1, 2000)                        200              206
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                               21               21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                                    --               --
   Additional paid-in capital                                  210,752          213,620
   Retained earnings                                            61,178           57,105
                                                          ------------     ------------
     Total shareholders' equity                                272,151          270,952
                                                          ------------     ------------
                                                          $    703,355     $    684,582
                                                          ============     ============





                                  See accompanying notes.

                                      DAN RIVER INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended
                                            --------------------------
                                             April 1,           April 3,
                                               2000               1999
                                            (restated)
                                            ---------           ---------
                                (in thousands, except per share data)
Net sales                                   $ 164,949           $ 169,536

Costs and expenses:
  Cost of sales                               134,051             141,641
  Selling, general and
    administrative expenses                    15,971              17,362
  Amortization of goodwill                        711                 696
                                            ---------           ---------

Operating income                               14,216               9,837

Other income                                      198                 290
Interest expense                               (7,338)             (7,344)
                                            ---------           ---------
Income before income taxes                      7,076               2,783

Provision for income taxes                      3,003               1,233
                                            ---------           ---------
Net income                                  $   4,073           $   1,550
                                            =========           =========

Earnings per share:
  Basic                                     $    0.18           $    0.07
                                            =========           =========
  Diluted                                   $    0.18           $    0.07
                                            =========           =========













                                  See accompanying notes.

                                      DAN RIVER INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                          ---------------------------
                                                            April 1,         April 3,
                                                              2000             1999
                                                           (restated)
                                                          ------------     ------------
                                                                (in thousands)
Cash flows from operating activities:
   Net income                                             $    4,073       $    1,550
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Noncash interest expense                                  188              188
       Depreciation and amortization of
         property, plant and equipment                         9,253           10,200
       Amortization of goodwill                                  711               696
       Deferred income taxes                                   2,660              509
       Writedown/disposal of assets                                9               12
       Changes in operating assets and liabilities:
         Accounts receivable                                 (17,835)           1,208
         Inventories                                          (4,646)           9,361
         Prepaid expenses and other assets                    (2,315)             (29)
         Accounts payable and accrued expenses                12,819              811
         Other liabilities                                       (90)        (1,404)
                                                          ---------        ----------
           Net cash provided by operating
             activities                                        4,827           23,102
                                                          ----------       ----------
Cash flows from investing activities:
   Capital expenditures                                       (8,494)          (9,728)
   Proceeds from sale of assets                                  118              661
                                                          ----------       ----------
           Net cash used by investing activities              (8,376)          (9,067)
                                                          ----------       ----------
Cash flows from financing activities:
   Payments of long-term debt                                 (5,553)            (541)
   Net borrowings (payments) - working capital
     facility                                                 13,000          (16,000)
   Proceeds from exercise of stock options                        --            1,636
   Repurchase of common stock                                 (2,874)              --
                                                          ----------       ----------
           Net cash provided (used) by financing
             activities                                        4,573          (14,905)
                                                          ----------       ----------
Net increase (decrease) in cash and cash
   equivalents                                                 1,024             (870)
Cash and cash equivalents at beginning of period               2,084            3,356
                                                          ----------       ----------
Cash and cash equivalents at end of period                $    3,108       $    2,486
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

2.   Restatement

     As announced in the Company's earnings release on October 26, 2000 for the third quarter of fiscal 2000, the Company has restated its operating results for the first two quarters of fiscal 2000 to reflect a product cost adjustment. During the third quarter of fiscal 2000, the Company discovered that it had been understating fabric usage in the production of certain home fashions products, which caused an understatement of cost of sales in the first two quarters of the year. The recalculation of cost of sales to reflect the proper fabric usage, and the related adjustment to incentive compensation, reduced operating income for the first quarter of fiscal 2000 by $1,332,000 and reduced net income by $819,000. The accompanying balance sheets and statements of income and cash flows have been restated to reflect these adjustments.

     The following summarizes key financial statement items that were affected by the restatement:

                                           as originally
                                             reported           restated
                                           -------------        --------
                                     (in thousands, except per share data)
     As of April 1, 2000:
            Inventories                       $175,383          $173,133
            Shareholders' equity               272,970           272,151

     For the three months ended
        April 1, 2000:
            Cost of sales                      131,801           134,051
            Net income                           4,892             4,073
            Earnings per share
               (basic and diluted)                0.22              0.18


3.   Inventories

     The components of inventory are as follows:

                                                April 1,                January 1,
                                                  2000                     2000
                                               (restated)
                                              ------------             ------------
                                                        (in thousands)
            Finished goods                    $ 56,334                $ 55,710
            Work in process                    100,030                  92,707
            Raw materials                        4,747                   8,475
            Supplies                            12,022                  11,595
                                              --------                --------
                 Total Inventories            $173,133                $168,487
                                              ========                ========

4.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows (restated):

                                                                      Total
                                           Additional                 Share-
                         Common Stock     Paid-In         Retained    holders'
                       Class A  Class B   Capital         Earnings    Equity
                       ------- --------  ----------       --------    ---------
                                         (in thousands)
Balance at Janu-
  ary 1, 2000          $  206  $   21         $213,620    $ 57,105    $270,952

Net income                 --      --                --      4,073       4,073
Repurchase of
  common stock             (6)     --           (2,868)          --     (2,874)
                       ------  ------         --------    --------    --------
Balance at April
  1, 2000              $  200  $   21         $210,752    $ 61,178    $272,151
                       ======  ======         ========    ========    ========

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                              Three Months Ended
                                                          --------------------------
                                                            April 1,        April 3,
                                                              2000             1999
                                                           (restated)
                                                          ------------     -----------
Numerator for basic and diluted earnings
  per share -- net income                                 $ 4,073,000      $ 1,550,000
                                                          ===========      ===========
Denominator:
  Denominator for basic earnings per share--
    weighted-average shares                                22,501,461       23,355,214

  Effect of dilutive securities:
    Employee stock options                                         --          168,379
                                                          -----------      -----------
  Denominator for diluted earnings per share--
    weighted average shares adjusted for
    dilutive securities                                    22,501,461       23,523,593
                                                          ===========      ===========

Basic earnings per share                                  $      0.18      $      0.07
                                                          ===========      ===========
Diluted earnings per share                                $      0.18      $      0.07
                                                          ===========      ===========


6.   Segment Information

     Summarized information by reportable segment is shown in the following tables:


                                                              Three Months Ended
                                                          ---------------------------
                                                            April 1,        April 3,
                                                              2000             1999
                                                           (restated)
                                                          ------------     ------------
                                                                (in thousands)
   Net sales:
      Home Fashions                                       $   114,373      $   117,390
      Apparel Fabrics                                          36,951           40,228
      Engineered Products                                      13,625           11,918
                                                          -----------      -----------
      Consolidated net sales                              $   164,949      $   169,536
                                                          ============     ===========

   Operating income (loss):
      Home Fashions                                            12,239           11,764
      Apparel Fabrics                                           3,232             (127)
      Engineered Products                                         750              537
      Corporate items not allocated to segments:
         Amortization of goodwill                                (711)            (696)
         Other                                                 (1,294)          (1,641)
                                                          -----------      -----------
      Consolidated operating income                       $    14,216      $     9,837
                                                          ===========      ===========



7.   Subsequent Event

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As further described in Note 2 to the Condensed Consolidated Financial Statements, the Company has restated its operating results for the first two quarters of fiscal 2000 to reflect a product cost adjustment. The following discussion reflects the effects of the restatement.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $16.0 million for the first quarter of fiscal 2000 (9.7% of net sales), a decrease of $1.4 million or 8.0% from $17.4 million (10.2% of net sales) for the first quarter of fiscal 1999. Approximately $0.5 million of the decrease was caused by lower incentive compensation, with the remainder generally attributable to reduced expenses in the apparel fabrics segment.

OPERATING INCOME

Consolidated operating income for the first quarter of fiscal 2000 was $14.2 million (8.6% of net sales) compared to $9.8 million (5.8% of net sales) for the first quarter of fiscal 1999.

     Segment Operating Income:

Operating income for the home fashions segment was $12.2 million for the first quarter of fiscal 2000, compared to $11.8 million for the first quarter of fiscal 1999. The increase in operating income was generally attributable to lower incentive compensation expense. Despite the decrease in sales and the effects of less efficient manufacturing performance, gross profit in the first quarter of fiscal 2000 was approximately the same as in the first quarter of fiscal 1999, due to cost savings from the integration of Bibb and lower cotton prices.

The apparel fabrics segment generated $3.2 million in operating income for the first quarter of fiscal 2000, compared to an operating loss of $0.1 million for the first quarter of fiscal 1999. The better operating results were due to improved margins and lower selling, general and administrative expenses, which more than offset the effect of the decrease in sales. The improved margins reflect better capacity utilization and lower raw material costs in the first quarter of fiscal 2000 compared to the first quarter of 1999. Per unit costs for goods sold in the first quarter of fiscal 1999 were high due to the under-absorption of fixed costs resulting from operating on reduced running schedules as we worked off excess inventories.

Operating income for the engineered products segment was $0.8 million for the first quarter of fiscal 2000, compared to $0.5 million for the first quarter of fiscal 1999. The increase generally reflects the increase in sales.

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

INCOME TAX PROVISION

The income tax provision was $3.0 million (42.4% of pre-tax income) for the first quarter of fiscal 2000, compared to $1.2 million (44.3% of pre-tax income) for the first quarter of fiscal 1999. The relatively high effective rate for both periods was caused by the effect of nondeductible goodwill amortization.

NET INCOME AND EARNINGS PER SHARE

Net income for the first quarter of fiscal 2000 was $4.1 million or $0.18 per share (diluted) compared to $1.6 million or $0.07 per share (diluted) for the first quarter of fiscal 1999. Weighted average diluted shares outstanding decreased to 22.5 million for the first quarter of fiscal 2000 from 23.5 million for the first quarter of fiscal 1999 due principally to the repurchase of shares under our stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

General

We believe that internally generated cash flow, supplemented by borrowings under its working capital line of credit, will be sufficient to meet our foreseeable debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 54.2% at April 1, 2000.

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

Working Capital

Net cash generated from operating activities was $4.8 million in the three months ended April 1, 2000. Included in that amount is a use of cash from operating assets and liabilities of $12.1 million, comprised of a $9.7 million use from operating working capital (accounts receivable - $17.8 million use, inventories - $4.6 million use, and accounts payable and accrued expenses - $12.8 million source) and a $2.4 million use of cash for prepaid expenses and other assets, and other liabilities.

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

                 (a)  Exhibit 27 is attached hereto as amended in its entirety.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DAN RIVER INC.

Date:   November 3, 2000                /s/ Barry F. Shea
                                        -----------------------------------
                                        Barry F. Shea
                                        Executive Vice President-Chief
                                        Financial Officer
                                        (Authorized Signing Officer and
                                        Principal Financial Officer)
