Form 10-Q/A
period 2000-07-01
DAN RIVER INC /GA/
filed 2000-11-03
CIK 914384

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

      We hereby amend Items 1 and 2 and Item 6, Exhibit 27, of our Quarterly Report on Form 10-Q for the period ending July 1, 2000, to read in their entirety as set forth below.




                             PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                  See Following Pages.

                                     DAN RIVER INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           July 1,        January 1,
                                                             2000            2000
                                                          (restated)
                                                         -----------      -----------
                                                         (in thousands, except share
                                                               and per share data)
                                         ASSETS
Current assets:
   Cash and cash equivalents                             $     4,354      $     2,084
   Accounts receivable, net                                   81,674           77,009
   Inventories                                               211,175          168,487
   Prepaid expenses and other current assets                   6,593            2,132
   Deferred income taxes                                      14,661           15,381
                                                         -----------      -----------
        Total current assets                                 318,457          265,093

Property, plant and equipment                                491,973          476,438
   Less accumulated depreciation and amortization           (197,997)        (179,705)
                                                         -----------      -----------
     Net property, plant and equipment                       293,976          296,733

Goodwill, net                                                116,508          110,384
Other assets                                                  16,396           12,372
                                                         -----------      -----------
                                                         $   745,337      $   684,582
                                                         ===========      ===========


                                     DAN RIVER INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           July 1,        January 1,
                                                             2000            2000
                                                          (restated)
                                                         ------------     ------------
                                                         (in thousands, except share
                                                               and per share data)

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                  $     25,876     $     22,368
   Accounts payable                                            38,179           33,464
   Accrued compensation and related benefits                   21,777           22,411
   Other accrued expenses                                      16,692           12,485
                                                         ------------     ------------
     Total current liabilities                                102,524           90,728

Other liabilities:

   Long-term debt                                             335,718          292,416
   Deferred income taxes                                       22,842           19,555
   Other liabilities                                           10,802           10,931

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                               --               --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 19,703,439 shares
     (20,574,020 shares at January 1, 2000)                       197              206
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                              21               21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                                   --               --
   Additional paid-in capital                                 209,096          213,620
   Retained earnings                                           64,137           57,105
                                                         ------------     ------------
     Total shareholders' equity                               273,451          270,952
                                                         ------------     ------------
                                                         $    745,337     $    684,582
                                                         ============     ============




                                 See accompanying notes.

                                     DAN RIVER INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                              Three Months Ended                Six Months Ended
                            -----------------------           ----------------------
                             July 1,         July 3,           July 1,       July 3,
                              2000             1999             2000           1999
                            (restated)                        (restated)
                            ---------        --------         --------       --------

                                       (in thousands, except per share data)

Net sales                   $ 157,232        $ 154,104        $ 322,181   $ 323,640

Costs and expenses:
  Cost of sales               125,378          125,257          259,430     266,899
  Selling, general
     and administrative
     expenses                  18,066           16,034           34,036      33,395
  Amortization of
     goodwill                     810              696            1,522       1,392
                            ---------        ---------        ---------   ---------
Operating income               12,978           12,117           27,193      21,954

Other income                      153               69              352         358
Interest expense               (7,869)          (6,985)         (15,207)    (14,329)
                            ---------        ---------        ---------   ---------
Income before
  income taxes                  5,262            5,201           12,338       7,983

Provision for
  income taxes                  2,303            2,274            5,306        3,507
                            ---------        ---------        ---------   ---------
Net income                  $   2,959        $   2,927        $   7,032   $   4,476
                            =========        =========        =========   =========

Earnings per share:

  Basic                     $    0.13        $    0.13        $    0.32   $    0.19
                            =========        =========        =========   =========

  Diluted                   $    0.13        $    0.12        $    0.32   $    0.19
                            =========        =========        =========   =========




                                 See accompanying notes

                                     DAN RIVER INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                         ---------------------------
                                                           July 1,          July 3,
                                                             2000             1999
                                                          (restated)
                                                         ------------     ------------
                                                               (in thousands)
Cash flows from operating activities:
   Net income                                             $    7,032      $    4,476
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Noncash interest expense                                  376             376
       Depreciation and amortization of
         property, plant and equipment                        18,652          19,530
       Amortization of goodwill                                1,522           1,392
       Deferred income taxes                                   4,006           2,234
       Writedown/disposal of assets                             (244)            (48)
   Changes in operating assets and liabilities:
       Accounts receivable                                    (5,607)         12,058
       Inventories                                           (36,724)          6,793
       Prepaid expenses and other assets                      (5,179)           (469)
       Accounts payable and accrued expenses                  11,316          (6,665)
       Other liabilities                                         (99)          1,989
                                                          ----------      ----------
           Net cash provided (used) by operating
             activities                                       (4,949)         41,666
                                                          ----------      ----------
Cash flows from investing activities:
   Capital expenditures                                      (19,657)        (18,352)
   Proceeds from sale of assets                                  450           7,391
   Acquisition of business                                   (15,456)             --
                                                          ----------      ----------
           Net cash used by investing activities             (34,663)        (10,961)
                                                          ----------      ----------
Cash flows from financing activities:
   Payments of long-term debt                                (11,100)         (1,081)
   Net proceeds from issuance of long-term debt               16,045              --
   Net borrowings (payments) - working
     capital facility                                         41,500         (29,000)
   Proceeds from exercise of stock options                        36             955
   Repurchase of common stock                                 (4,599)             --
                                                          ----------      ----------
           Net cash provided (used) by
             financing activities                             41,882         (29,126)
                                                          ----------      ----------
Net increase in cash and cash equivalents                      2,270           1,579
Cash and cash equivalents at beginning of period               2,084           3,356
                                                          ----------      ----------
Cash and cash equivalents at end of period                $    4,354      $    4,935
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

2.   Restatement

     As announced in the Company' earnings release on October 26, 2000 for the third quarter of fiscal 2000, the Company has restated its operating results for the first two quarters of fiscal 2000 to reflect a product cost adjustment. During the third quarter of fiscal 2000, the Company discovered that it had been understating fabric usage in the production of certain home fashions products, which caused an understatement of cost of sales in the first two quarters of the year. The recalculation of cost of sales to reflect the proper fabric usage, and the related adjustment to incentive compensation, reduced operating income and net income for the three months ended July 1, 2000 by $2,354,000 and $1,447,000, respectively, and reduced operating income and net income for the six months ended July 1, 2000 by $3,686,000 and $2,266,000, respectively. The accompanying balance sheets and statements of income and cash flows have been restated to reflect these adjustments.

     The following summarizes key financial statement items that were affected by the restatement:

                                          as originally
                                            reported                restated
                                          -------------             --------
                                       (in thousands, except per share data)
     As of July 1, 2000:
           Inventories                       $215,477               $211,175
           Shareholders' equity               275,717                273,451

     For the three months ended
        July 1, 2000:
           Cost of sales                      123,326                125,378
           Net income                           4,406                  2,959
           Earnings per share
              (basic and diluted)                0.20                   0.13

     For the six months ended
        July 1, 2000:
           Cost of sales                      255,128                259,430
           Net income                           9,298                  7,032
           Earnings per share
              (basic and diluted)                0.42                   0.32


3.   Inventories

     The components of inventory are as follows:

                                               July 1,          January 1,
                                                2000               2000
                                              (restated)
                                             ------------      ------------
                                                    (in thousands)
           Finished goods                    $ 83,056         $ 55,710
           Work in process                    109,846           92,707
           Raw materials                        4,139            8,475
           Supplies                            14,134           11,595
                                             --------         --------
                 Total Inventories           $211,175         $168,487
                                             ========         ========

                                     DAN RIVER INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows (restated):

                                                                    Total
                                          Additional                Share-
                         Common Stock     Paid-In        Retained   holders'
                       Class A  Class B   Capital        Earnings   Equity
                       ------- --------  ----------      --------   ----------
                                        (in thousands)
Balance at Janu-
  ary 1, 2000          $  206  $   21        $213,620    $57,105    $270,952
Net income                 --      --            --    7,032      7,032
Stock option
  activity                 --       --             66         --          66
Repurchase of
  Common Stock             (9)      --         (4,590)      --        (4,599)
                       ------  ------        --------    -------    --------
Balance at July
  1, 2000              $  197  $   21      $209,096  $64,137        $273,451
                       ======  ======        ========    =======    ========

                                     DAN RIVER INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                              Three Months Ended                Six Months Ended
                            -----------------------           ----------------------
                             July 1,         July 3,           July 1,       July 3,
                               2000            1999             2000           1999
                            (restated)                        (restated)
                            ---------        --------         --------       --------
                                   (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share -- net
  income                    $   2,959        $   2,927        $   7,032    $   4,476
                            =========        =========        =========    =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                     22,063           23,368           22,282       23,362

  Effect of dilutive
    securities:
      Employee stock
      options                      --              162               --         165
                            ---------        ---------        ---------     ---------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities        22,063           23,530           22,282      23,527
                            =========        =========        =========   =========
Earnings per share:

  Basic                     $    0.13        $    0.13        $    0.32   $    0.19
                            =========        =========        =========   =========

  Diluted                   $    0.13        $    0.12        $    0.32   $    0.19
                            =========        =========        =========   =========



6.   Segment Information

     Summarized information by reportable segment is shown in the following tables:


                              Three Months Ended                Six Months Ended
                            -----------------------           ----------------------
                             July 1,         July 3,           July 1,       July 3,
                               2000            1999              2000          1999
                            (restated)                        (restated)
                            ---------        --------         --------       --------
                                                   (in thousands)

Net sales:
     Home Fashions          $ 105,624        $ 103,379        $ 219,997     $ 220,769
     Apparel Fabrics           38,261           39,395           75,212        79,623
     Engineered Products    13,347              11,330           26,972        23,248
                            ---------        ---------        ---------     ---------
     Consolidated net
       sales                $ 157,232        $ 154,104        $ 322,181     $ 323,640
                            =========        =========        =========     =========

Operating income:
     Home Fashions          $  10,152        $  12,203        $  22,392     $  23,965
     Apparel Fabrics            3,175            1,300            6,407         1,174
     Engineered Products       822               1,035            1,572         1,572
     Corporate items not
       allocated to
       segments:
       Amortization of
         goodwill                (810)            (696)          (1,522)       (1,392)
       Other                     (361)          (1,725)          (1,656)       (3,365)
                            ---------        ---------        ---------     ---------

     Consolidated
       operating income     $  12,978        $  12,117        $  27,193     $  21,954
                            =========        =========        =========     =========

7.   Acquisition

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

RESULTS OF OPERATIONS

     Comparison of Three Months Ended July 1, 2000 and July 3, 1999

ACQUISITION

On April 3, 2000 we acquired substantially all of the assets of Import Specialists, Inc. See Note 7 to Condensed Consolidated Financial Statements.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $18.1 million for the second quarter of fiscal 2000 (11.5% of net sales), an increase of $2.0 million or 12.7% from $16.0 million (10.4% of net sales) for the second quarter of fiscal 1999. Incremental expenses resulting from the acquisition of Import Specialists contributed $0.6 million of the increase. The remainder of the increase was caused by higher expenses for home fashion designs and higher information systems expenses, offset in part by lower incentive compensation.

OPERATING INCOME

Consolidated operating income for the second quarter of fiscal 2000 was $13.0 million (8.3% of net sales) compared to $12.1 million (7.9% of net sales) for the second quarter of fiscal 1999.


     Segment Operating Income:

Operating income for the home fashions segment was $10.2 million for the second quarter of fiscal 2000, including $0.3 million in operating income contributed by the Import Specialists business that we acquired in April, 2000. This compares to $12.2 million in operating income earned in the second quarter of fiscal 1999. The decrease in operating income is generally attributable to increases in information systems expenses and design costs. The Import Specialists business contributed $1.0 million in gross profit in the current quarter. Otherwise, gross profit was about equal in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, with cost savings from lower cotton prices in the current year offset by the effects of less efficient manufacturing performance.

The apparel fabrics segment generated $3.2 million in operating income for the second quarter of fiscal 2000, compared to $1.3 million for the second quarter of fiscal 1999. The higher profitability in the current quarter reflects improved margins due to better capacity utilization and lower raw material costs. Per unit costs for goods sold in the second quarter of fiscal 1999 were high due to the under-absorption of fixed costs resulting from operating on reduced running schedules as we worked off excess inventories.

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

INCOME TAX PROVISION

The income tax provision was $2.3 million (43.8% of pre-tax income) for the second quarter of fiscal 2000, which is approximately the same amount and effective tax rate as in the comparable period of the prior year. The relatively high effective rate for both periods was caused by the effect of nondeductible goodwill amortization.

NET INCOME AND EARNINGS PER SHARE

Net income for the second quarter of fiscal 2000 was $3.0 million or $0.13 per share (diluted) compared to $2.9 million or $0.12 per share (diluted) for the second quarter of fiscal 1999. Weighted average diluted shares outstanding decreased to 22.1 million for the second quarter of fiscal 2000 from 23.4 million for the second quarter of fiscal 1999 due principally to the repurchase of shares under the Company's stock repurchase program.


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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $34.0 million for the first six months of fiscal 2000 (10.6% of net sales), an increase of $0.6 million or 1.9% from $33.4 million (10.3% of net sales) for the first six months of fiscal 1999. Except for $0.6 million in incremental expenses attributable to the Import Specialists business that we acquired in April 2000, total selling, general and administrative expenses were approximately the same in the first six months of both fiscal years. In the first six months of fiscal 2000 increases over the prior year in information systems expenses and home fashions design costs were offset by lower incentive compensation.

OPERATING INCOME

Consolidated operating income for the first six months of fiscal 2000 was $27.2 million (8.4% of net sales) compared to $22.0 million (6.8% of net sales) for the first six months of fiscal 1999.

     Segment Operating Income:

Operating income for the home fashions segment was $22.4 million for the first six months of fiscal 2000, including $0.3 million in operating income contributed by the Import Specialists business that we acquired in April, 2000. This compares to $24.0 million in operating income earned in the first six months of fiscal 1999. The decrease in operating income is generally attributable to increases in information systems expenses and design costs, particularly in the second quarter of fiscal 2000. The Import Specialists business contributed $1.0 million in gross profit in the current year. Otherwise, gross profit was about equal in the first six months of fiscal 2000 compared to the first six months of fiscal 1999, with cost savings from lower cotton prices in the current year offset by the effects of less efficient manufacturing performance.

The apparel fabrics segment generated $6.4 million in operating income for the first six months of fiscal 2000, compared to $1.2 million for the first six months of fiscal 1999. The higher profitability in the current fiscal year reflects improved margins due to better capacity utilization and lower raw material costs. Per unit costs for goods sold in the first part of fiscal 1999 were high due to the under-absorption of fixed costs resulting from operating on reduced running schedules as we worked off excess inventories.

Operating income for the engineered products segment was $1.6 million for the first six months of fiscal 2000, approximately the same as for the first six months of fiscal 1999. Although revenues increased by $3.7 million in the first six months of fiscal 2000, less efficient manufacturing performance in the current year negatively impacted operating margins.

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

INCOME TAX PROVISION

The income tax provision was $5.3 million (43.0% of pre-tax income) for the first six months of fiscal 2000, compared to $3.5 million (43.9% of pre-tax income) for the first six months of fiscal 1999. The relatively high effective rate for both periods was caused by the effect of nondeductible goodwill amortization.

NET INCOME AND EARNINGS PER SHARE

Net income for the first six months of fiscal 2000 was $7.0 million or $0.32 per share (diluted) compared to $4.5 million or $0.19 per share (diluted) for the first six months of fiscal 1999. Weighted average diluted shares outstanding decreased to 22.3 million for the first six months of fiscal 2000 from 23.5 million for the first six months of fiscal 1999 due principally to the repurchase of shares under the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

General

We believe that internally generated cash flow, supplemented by borrowings under our working capital line of credit, will be sufficient to meet our foreseeable debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 56.9% at July 1, 2000.

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

Working Capital

Net cash used in operating activities was $4.9 million in the six months ended July 1, 2000. Included in that amount is a use of cash from operating assets and liabilities of $36.3 million, comprised of a $31.0 million use of operating working capital (accounts receivable - $5.6 million use, inven-tories - $36.7 million use, and accounts payable and accrued expenses - $11.3 million source) and a $5.3 million use of cash for prepaid expenses and other assets and other liabilities. The inventory buildup is due primarily to the rollout of a major new home fashions program scheduled to begin shipping during the third quarter.

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
