Form 10-Q
period 2000-09-30
DAN RIVER INC /GA/
filed 2000-11-13
CIK 914384

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

          For the quarterly period ended September 30, 2000
                                      OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of September 30, 2000:
                                                  Class A:  19,703,439 Shares
                                                  Class B:   2,062,070 Shares



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



                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             See Following Pages.

                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   Sept. 30,     January 1,
                                                      2000          2000
                                                  -----------    -----------
                                                  (in thousands, except share
                                                        and per share data)
                                    ASSETS
Current assets:
   Cash and cash equivalents                      $     3,206    $     2,084
   Accounts receivable, net                           100,255         77,009
   Inventories                                        220,601        168,487
   Prepaid expenses and other current assets            6,536          2,132
   Deferred income taxes                               16,843         15,381
                                                  -----------    -----------
        Total current assets                          347,441        265,093

Property, plant and equipment                         498,924        476,438
   Less accumulated depreciation and amortization    (207,252)      (179,705)
                                                  -----------    -----------
     Net property, plant and equipment                291,672        296,733

Goodwill, net                                         115,823        110,384
Other assets                                           21,262         12,372
                                                  -----------    -----------
                                                  $   776,198    $   684,582
                                                  ===========    ===========


                                DAN RIVER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    Sept. 30,    January 1,
                                                      2000          2000
                                                  ------------   ------------
                                                  (in thousands, except share
                                                        and per share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt           $     31,301   $     22,368
   Accounts payable                                     30,290         33,464
   Accrued compensation and related benefits            19,945         22,411
   Other accrued expenses                               17,371         12,485
                                                  ------------   ------------
     Total current liabilities                          98,907         90,728

Other liabilities:

   Long-term debt                                      358,211        292,416
   Deferred income taxes                                28,968         19,555
   Other liabilities                                    10,668         10,931

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                        --             --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 19,703,439 shares
     (20,574,020 shares at January 1, 2000)                197            206
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                       21             21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                            --             --
   Additional paid-in capital                          209,096        213,620
   Retained earnings                                    70,130         57,105
                                                  ------------   ------------
     Total shareholders' equity                        279,444        270,952
                                                  ------------   ------------
                                                  $    776,198   $    684,582
                                                  ============   ============




                            See accompanying notes.

                                DAN RIVER INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                           Three Months Ended           Nine Months Ended
                         -----------------------      ----------------------
                          Sept. 30,     October 2,    Sept. 30,   October 2,
                            2000          1999          2000         1999
                         ---------      --------      --------    ---------

                                   (in thousands, except per share data)

Net sales                $ 175,458      $ 155,766     $ 497,639    $ 479,406

Costs and expenses:
  Cost of sales            139,159        123,001       398,589      389,899
   Selling, general
     and administrative
     expenses               16,471         16,071        50,506       49,467
  Amortization of
     goodwill                  803            728         2,325        2,120
  Other operating
     costs, net                 --         (2,267)           --       (2,267)
                         ---------      ---------     ---------    ---------
Operating income            19,025         18,233        46,219       40,187

Other income                    83            114           434          472
Equity in loss of
  joint venture               (130)            --          (130)          --
Interest expense            (8,841)        (6,981)      (24,048)     (21,310)
                         ---------      ---------     ---------    ---------
Income before
  income taxes              10,137         11,366        22,475       19,349

Provision for
  income taxes               4,144          3,120         9,450        6,627
                         ---------      ---------     ---------    ---------
Net income               $   5,993      $   8,246     $  13,025    $  12,722
                         =========      =========     =========    =========

Earnings per share:

  Basic                  $    0.28      $    0.36     $    0.59    $    0.55
                         =========      =========     =========    =========

  Diluted                $    0.28      $    0.36     $    0.59    $    0.54
                         =========      =========     =========    =========




                            See accompanying notes

                                DAN RIVER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                  ---------------------------
                                                   Sept. 30,      October 2,
                                                      2000           1999
                                                  ------------   ------------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                      $   13,025    $   12,722
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Noncash interest expense                           592           565
       Depreciation and amortization of
         property, plant and equipment                 28,195        29,669
       Amortization of goodwill                         2,325         2,120
       Deferred income taxes                            7,950         6,309
       Writedown/disposal of assets                      (231)          (27)
       Other operating costs, net                          --        (2,267)
       Changes in operating assets and liabilities
         Accounts receivable                          (26,854)        6,395
         Inventories                                  (46,151)        5,318
         Prepaid expenses and other assets             (7,537)         (236)
         Accounts payable and accrued expenses          3,122        (9,321)
         Other liabilities                               (231)        1,268
                                                   ----------    ----------
           Net cash provided (used) by operating
             activities                               (25,795)       52,515
                                                   ----------    ----------
Cash flows from investing activities:
   Capital expenditures                               (27,788)      (26,075)
   Proceeds from sale of assets                           480         7,490
   Acquisition of business                            (15,574)           --
                                                   ----------    ----------
           Net cash used by investing activities      (42,882)      (18,585)
                                                   ----------    ----------
Cash flows from financing activities:
   Payments of long-term debt                         (16,683)       (1,773)
   Net proceeds from issuance of long-term debt        16,045            --
   Net borrowings (payments) - working
     capital facility                                  75,000       (31,000)
   Proceeds from exercise of stock options                 36         1,082
   Repurchase of common stock                          (4,599)       (4,014)
                                                   ----------    ----------
           Net cash provided (used) by
             financing activities                      69,799       (35,705)
                                                   ----------    ----------
Net increase (decrease) in cash and cash equivalents    1,122        (1,775)
Cash and cash equivalents at beginning of period        2,084         3,356
                                                   ----------    ----------
Cash and cash equivalents at end of period         $    3,206    $    1,581
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

2.   Inventories

     The components of inventory are as follows:

                                         Sept. 30,            January 1,
                                           2000                  2000
                                        ------------         ------------
                                                 (in thousands)
          Finished goods                $ 84,223            $ 55,710
          Work in process                118,138              92,707
          Raw materials                    4,054               8,475
          Supplies                        14,186              11,595
                                        --------            --------
               Total Inventories        $220,601            $168,487
                                        ========            ========

                                DAN RIVER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                            Total
                                      Additional            Share-
                      Common Stock     Paid-In    Retained  holders'
                    Class A  Class B   Capital    Earnings  Equity
                    ------- --------  ----------  --------  ----------
                                    (in thousands)
Balance at Janu-
  ary 1, 2000       $  206  $   21      $213,620  $57,105   $270,952
Net income              --      --            --   13,025     13,025
Stock option
  activity, net         --      --            66       --         66
Repurchase of
  common stock          (9)     --        (4,590)      --     (4,599)
                    ------  ------      --------  -------   --------
Balance at Sept-
  ember 30, 2000    $  197  $   21      $209,096  $70,130   $279,444
                    ======= ======      ========  =======   ========

4.   Other Operating Costs, Net

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

     Also in the third quarter of fiscal 1999, the Company recorded a $0.5 million pre-tax gain from reversal of a portion of the loss recorded in fiscal 1998 for closure of the Company's apparel fabrics weaving facility in Spindale, North Carolina. Most of this gain was due to better-than-anticipated proceeds on the sale of equipment.

                                DAN RIVER INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Income Taxes

     The tax provision for the three and nine month periods ended October 2, 1999 includes a $1.5 million tax benefit from the charitable donation of the Company's Riverside Long Mill (see Note 4).

6.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                           Three Months Ended          Nine Months Ended
                         -----------------------      ----------------------
                          Sept. 30,     October 2,    Sept. 30,    October 2,
                            2000          1999          2000          1999
                         ---------      --------      --------      --------
                                (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share--net
  income                 $   5,993      $   8,246     $  13,025    $  12,722
                         =========      =========     =========    =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                  21,766         23,148        22,110       23,291

  Effect of dilutive
    securities:
      Employee stock
      options                   --             29            --          120
                         ---------      ---------     ---------    ---------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities     21,766         23,177        22,110      23,411
                         =========      =========     =========   =========
Earnings per share:

  Basic                  $    0.28      $    0.36     $    0.59   $    0.55
                         =========      =========     =========   =========

  Diluted                $    0.28      $    0.36     $    0.59   $    0.54
                         =========      =========     =========   =========



7.   Segment Information

     Summarized information by reportable segment is shown in the following tables:


                           Three Months Ended          Nine Months Ended
                         -----------------------      ----------------------
                          Sept. 30,     October 2,    Sept. 30,    October 2,
                            2000          1999          2000          1999
                         ---------      --------      --------      --------
                                              (in thousands)

Net sales:
     Home Fashions       $ 128,840      $ 109,822     $ 348,837    $ 330,592
     Apparel Fabrics        34,339         34,410       109,550      114,032
     Engineered Products    12,279         11,534        39,252       34,782
                         ---------      ---------     ---------    ---------
     Consolidated net
       sales             $ 175,458      $ 155,766     $ 497,639    $ 479,406
                         =========      =========     =========    =========

Operating income:
     Home Fashions       $  16,457      $  15,854     $  38,849    $  39,818
     Apparel Fabrics         3,134          2,063         9,541        3,238
     Engineered Products       502            459         2,075        2,031
     Corporate items not
       allocated to
       segments:
       Amortization of
         goodwill             (803)          (728)       (2,325)      (2,120)
       Other operating
         costs, net             --          2,267            --        2,267
       Other                  (265)        (1,682)       (1,921)      (5,047)
                         ---------      ---------     ---------    ---------

     Consolidated
       operating income  $  19,025      $  18,233     $  46,219    $  40,187
                         =========      =========     =========    =========


8.   Acquisition

     On April 3, 2000, the Company acquired substantially all of the assets of Import Specialists, Inc. ("ISI") for $15.6 million in cash and the assumption of certain operating liabilities. The assets acquired consisted principally of receivables and inventory. The acquisition was funded with borrowings under the Company's working capital line of credit. ISI is an importer of home textile products, including natural fiber doormats and bootscrapers, throws, area and accent rugs, and decorative pillows. The operations have been incorporated into the home fashions division as the "Import Specialty Products Group." The acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The preliminary allocation of the purchase price of ISI to the assets acquired resulted in goodwill of $7.8 million being recorded, which is being amortized over 20 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     Comparison of Three Months Ended September 30, 2000 and October 2, 1999

NET SALES

Net sales for the third quarter of fiscal 2000 were $175.5 million, an increase of $19.7 million or 12.6% over the third quarter of fiscal 1999.

Home Fashions

Net sales of home fashions products were $128.8 million for the third quarter of fiscal 2000, up $19.0 million or 17.3% from the third quarter of fiscal 1999. Incremental sales from the Import Specialists business we acquired in April 2000 were $3.4 million. The remainder of the increase is attributable to the rollout of a significant program with a large mass merchant and the introduction of some new juvenile programs. These programs more than compensated for a general softening in demand at retail for our home fashions products.

Apparel Fabrics

Net sales of apparel fabrics for the third quarter of fiscal 2000 were $34.3 million, compared to $34.4 million for the third quarter of fiscal 1999. The sales level for both periods is low by historical standards, which we believe reflects both the decline in dress shirting at retail resulting from the popularity of business casual dress, and the continued increase in low cost fabric and garment imports.

Engineered Products

Net sales of engineered products for the third quarter of fiscal 2000 were $12.3 million, up $0.7 million or 6.5% over the third quarter of fiscal 1999. The increase reflects a strong market for this segment's products during most of the current quarter. In September we began to experience a softening in demand for this segment's products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $16.5 million for the third quarter of fiscal 2000 (9.4% of net sales), an increase of $0.4 million or 2.5% from $16.1 million (10.3% of net sales) for the third quarter of fiscal 1999. The increase is attributable to incremental expenses from the Import Specialists business, offset in part by lower incentive compensation expense.

OPERATING INCOME

Consolidated operating income for the third quarter of fiscal 2000 was $19.0 million (10.8% of net sales), compared to $18.2 million (11.7% of net sales) for the third quarter of fiscal 1999.

     Segment Operating Income:

Operating income for the home fashions segment was $16.5 million for the third quarter of fiscal 2000, including $0.3 million in operating income contributed by the Import Specialists business that we acquired in April, 2000. This compares to $15.9 million in operating income earned in the third quarter of fiscal 1999. Although sales of home fashions products increased in the third quarter of fiscal 2000, operating margins were lower due to less efficient manufacturing performance and the increased use of outside contractors.

Operating income for the apparel fabrics segment was $3.1 million for the third quarter of fiscal 2000, compared to $2.1 million for the third quarter of fiscal 1999. The higher profitability in the third quarter of fiscal 2000 reflects improved margins due to better capacity utilization and lower cotton prices.

The engineered products segment generated $0.5 million in operating income in the third quarter of fiscal 2000, approximately the same as in the third quarter of fiscal 1999. A modest increase in gross profit associated with the sales increase in the third quarter of fiscal 2000 was offset by higher general and administrative expenses.

     Corporate Items:

Amortization of goodwill was $0.8 million in the third quarter of fiscal 2000 compared to $0.7 million in the third quarter of fiscal 1999. The increase in fiscal 2000 is attributable to goodwill resulting from our acquisition of Import Specialists.

Other operating costs, net for the third quarter of fiscal 1999 included a $1.8 million pre-tax gain from reversal of reserves established in a prior year, primarily for demolition of the Company's Riverside apparel fabrics weaving facilities in Danville, VA. During 1999 the Company donated the Riverside Long Mill, one of two mill complexes which make up the Riverside facilities, to a local nonprofit historical organization for future renovation and development into a multi-use retail and residential facility. Due to the donation of the Long Mill, it is no longer anticipated that the remaining Riverside property will be demolished. Also included in Other operating costs, net for the third quarter of fiscal 1999 is a $0.5 million pre-tax gain that was realized due to a better-than-anticipated recovery on equipment that was written down in 1998 in connection with the closure of the Company's apparel fabrics weaving facility in Spindale, NC.

Other expenses not allocated to segments totaled $0.3 million in the third quarter of fiscal 2000 compared to $1.9 million in the third quarter of fiscal 1999. The fiscal 1999 amount includes $1.4 million of depreciation on the write-up of the Company's fixed assets from its acquisition in 1989. The vast majority of the write-up was for manufacturing equipment that was fully depreciated before the second quarter of fiscal 2000.

INTEREST EXPENSE

Interest expense was $8.8 million for the third quarter of fiscal 2000, up $1.9 million over the third quarter of fiscal 1999. Approximately 75% of the increase was caused by higher average debt levels, with the remainder attributable to higher average interest rates.

INCOME TAX PROVISION

The income tax provision was $4.1 million (40.9% of pre-tax income) for the third quarter of fiscal 2000, compared to $3.1 million (27.5% of pre-tax income) for the third quarter of fiscal 1999. The effect of nondeductible goodwill amortization increased the effective tax rate for the third quarter of fiscal 2000 by 2.7% of pre-tax income. The lower effective tax rate in the third quarter of fiscal 1999 is mainly attributable to a $1.5 million tax benefit from the charitable donation of the Company's Riverside Long Mill, which reduced the tax provision by 13.2% of pre-tax income. This was offset in part by the effect of nondeductible goodwill amortization, which increased the effective tax rate by 2.5% of pre-tax income.

NET INCOME AND EARNINGS PER SHARE

Net income for the third quarter of fiscal 2000 was $6.0 million or $0.28 per share compared to $8.2 million or $0.36 per share for the third quarter of fiscal 1999. Weighted average diluted shares outstanding decreased to 21.8 million for the third quarter of fiscal 2000 from 23.2 million for the third quarter of fiscal 1999, due to the repurchase of shares under the Company's stock repurchase program.

     Comparison of Nine Months Ended September 30, 2000 and October 2, 1999

NET SALES

Net sales for the first nine months of fiscal 2000 were $497.6 million, an increase of $18.2 million or 3.8% over net sales of $479.4 million for the first nine months of fiscal 1999.

Net sales of home fashions products were $348.8 million for the first nine months of fiscal 2000, an increase of $18.2 million or 5.5% over the first nine months of fiscal 1999. Excluding $7.1 million in incremental sales attributable to the acquisition of Import Specialists, net sales increased by $11.1 million. All of this increase occurred in the third quarter and was attributable to the rollout of a significant program with a large mass merchant and the introduction of some new juvenile programs. These programs more than offset lower sales early in fiscal 2000 caused by disruptions from poor weather and a major information systems implementation, and the effects of a general softening in demand for our home fashions products at retail that began in the second quarter of 2000.

Net sales of apparel fabrics for the first nine months of fiscal 2000 were $109.6 million, down $4.5 million or 3.9% from the first nine months of fiscal 1999. Most of the decrease occurred in the first six months of fiscal 2000, and is attributable to the segment's largest product category, shirting fabrics. Sales for the first nine months of both fiscal years were low by historical standards, which we believe reflects both the decline in dress shirting at retail resulting from the popularity of business casual dress, and the continued increase in low cost fabric and garment imports.

Net sales of engineered products were $39.3 million for the first nine months of fiscal 2000, up $4.5 million or 12.9% over the first nine months of fiscal 1999. The increase reflects a strong market for this segment's products during the current year, and new fabric finishing capabilities, which have enabled us to better meet the demand for certain of our products. In September 2000 we began to experience lower demand for this segment's products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $50.5 million for the first nine months of fiscal 2000 (10.1% of net sales), an increase of $1.0 million or 2.1% from $49.5 million (10.3% of net sales) for the first nine months of fiscal 1999. Excluding $1.4 million in incremental expenses attributable to the Import Specialists business, selling, general and administrative expenses decreased by $0.4 million in the first nine months of fiscal 2000 compared to the prior year. The decrease is attributable to lower marketing costs in the apparel fabrics segment and lower incentive compensation, which were partially offset by increases in information systems expenses and home fashions design costs.

OPERATING INCOME

Consolidated operating income for the first nine months of fiscal 2000 was $46.2 million (9.3% of net sales) compared to $40.2 million (8.4% of net sales) for the first nine months of fiscal 1999.

     Segment Operating Income:

Operating income for the home fashions segment was $38.8 million for the first nine months of fiscal 2000, including $0.6 million contributed by the Import Specialists business that we acquired in April 2000. This compares to $39.8 million in operating income earned in the first nine months of fiscal 1999. The decrease is generally attributable to increases in information systems expenses and design costs, which were offset in part by lower incentive compensation. The Import Specialists business contributed $2.0 million in gross profit in fiscal 2000. Otherwise, gross profit was about equal in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Although sales of home fashions products increased in fiscal 2000, operating margins were lower due to less efficient manufacturing performance and the increased use of outside contractors.

Operating income for the apparel fabrics segment was $9.5 million for the first nine months of fiscal 2000, compared to $3.2 million for the first nine months of fiscal 1999. The better operating results were due to improved margins and lower selling, general and administrative expenses, which more than offset the effect of the decrease in sales. The improved margins reflect better capacity utilization and lower raw material costs in fiscal 2000. Per unit costs for goods sold in fiscal 1999, particularly in the first half of the year, were high due to the under-absorption of fixed costs resulting from operating on reduced running schedules as we worked off excess inventories.

The engineered products segment generated $2.1 in operating income for the first nine months of fiscal 2000 compared to $2.0 million in the first nine months of fiscal 1999. Although revenues increased by $4.5 million in the first nine months of fiscal 2000, less efficient manufacturing performance and higher general and administrative expenses in fiscal 2000 negatively impacted operating margins.

     Corporate Items:

Amortization of goodwill was $2.3 million in the first nine months of fiscal 2000, compared to $2.1 million in the first nine months of fiscal 1999. The increase in fiscal 2000 is attributable to goodwill resulting from our April 2000 acquisition of Import Specialists.

Other operating costs, net for the first nine months of fiscal 1999 consisted of the net gains recorded in the third quarter (discussed above) related to the reversal of the Riverside reserves ($1.8 million pre-tax) and the sale of equipment that was written down in 1998 ($0.5 million pre-tax).

Other expenses not allocated to segments totaled $1.9 million in the first nine months of fiscal 2000 compared to $5.0 million in the first nine months of fiscal 1999. The fiscal 2000 amount includes $1.3 million of depreciation on the write-up of the Company's fixed assets from its acquisition in 1989, compared to $4.2 million in the prior year. The vast majority of the write-up was for manufacturing equipment that was fully depreciated before the second quarter of fiscal 2000.

INTEREST EXPENSE

Interest expense was $24.0 million for the first nine months of fiscal 2000, up $2.7 million over the first nine months of fiscal 1999. Higher average debt levels and higher average interest rates each contributed about equally to the increase.

INCOME TAX PROVISION

The income tax provision was $9.5 million (42.0% of pre-tax income) for the first nine months of fiscal 2000, compared to $6.6 million (34.2% of pre-tax income) for the first nine months of fiscal 1999. The effect of nondeductible goodwill amortization increased the effective tax rate for the first nine months of fiscal 2000 by 3.7% of pre-tax income. The lower effective tax rate in the first nine months of fiscal 1999 is mainly attributable to a $1.5 million tax benefit from the charitable donation of the Company's Riverside Long Mill, which reduced the tax provision by 7.8% of pre-tax income. This was offset in part by the effect of nondeductible goodwill amortization, which increased the effective tax rate by 4.2% of pre-tax income.

NET INCOME AND EARNINGS PER SHARE

Net income for the first nine months of fiscal 2000 was $13.0 million or $0.59 per share (diluted) compared to $12.7 million or $0.54 per share (diluted) for the first nine months of fiscal 1999. Weighted average diluted shares outstanding decreased to 22.1 million for the first nine months of fiscal 2000 from 23.4 million for the first nine months of fiscal 1999, due to the repurchase of shares under the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

General

We believe that internally generated cash flow, supplemented by borrowings under our working capital line of credit, will be sufficient to meet our foreseeable debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 58.2% at September 30, 2000.

Credit Facilities

We maintain a credit facility comprised of a $122.9 million term loan and a $150 million secured working capital line of credit. This credit facility is secured by our accounts receivable and inventories. As of September 30, 2000, $130.9 million was used and $19.1 million was unused and available for borrowing under the working capital line of credit.

The credit facility bears interest at the Base Rate plus applicable percentage, as defined (9.63% as of November 7, 2000) or LIBOR plus applicable percentage (8.12% as of November 7, 2000), for periods of one, two, three or six months, at our option. The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of September 30, 2003.

The term loan was fully borrowed for $125 million at its inception in October of 1998 and has scheduled amortization payments which began this fiscal year. In June, we added $12.9 million of new debt to the term loan. As of September 30, the outstanding under the term loan is $122.9 million. One more quarterly payment of $5 million is scheduled for this fiscal year.

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

Working Capital

Net cash used by operating activities was $25.8 million in the nine months ended September 30, 2000. Included in that amount is a use of cash from operating assets and liabilities of $77.7 million, comprised of a $69.9 million use from operating working capital (accounts receivable - $26.9 million use, inventories - $46.2 million use, and accounts payable and accrued expenses - $3.1 million source) and a $7.8 million use of cash for prepaid expenses and other assets and other liabilities.

During the comparable nine month period ended October 2, 1999, net cash generated from operating activities was $52.5 million, of which $49.1 million was generated by net income plus noncash items (net). Operating assets and liabilities generated an additional $3.4 million, primarily comprised of a $2.4 million source for operating working capital (accounts receivable - $6.4 million source, inventories - $5.3 million source, and accounts payable and accrued expenses - $9.3 million use) and a $1.0 million net source of cash for prepaid expenses and other assets, and other liabilities.

Capital Improvements and Acquisitions

During the first nine months of fiscal 2000, we purchased $27.8 million in equipment and manufacturing improvements. On April 3, 2000, we acquired substantially all of the assets of Import Specialists, Inc. (ISI) for $15.6 million in cash, and the assumption of certain operating liabilities.

Share Repurchase

At the beginning of this fiscal year, we had $5 million remaining of a $10 million share repurchase program authorized by the Board of Directors in August 1999. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. During the first nine months of fiscal 2000 we repurchased 877,225 shares for $4.6 million. We have $0.4 million remaining under the authorization for repurchase of shares. No shares were repurchased during the third quarter.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

                         PART II - OTHER INFORMATION

Items 1.       Legal Proceedings.

In our Annual Report on Form 10-K for the 1999 fiscal year we reported on related law suits styled WestPoint Stevens, Inc. and The Bibb Company v. Panda-Rosemary Corporation and Panda Energy Corporation (filed on June 5, 1998 in the General Court of Justice, Superior Court Division, Halifax County, North Carolina) and Panda-Rosemary, L.P. and Panda Energy Corporation
v. WestPoint Stevens, Inc., The Bibb Company and Dan River Inc. (filed October 27, 1998 in the County Court at Law No. 2, Dallas County, Texas).

In July 2000 the parties entered into a "Settlement Agreement and Releases" fully disposing of these matters, and all lawsuits and related appeals have been dismissed with prejudice. Neither we nor our Bibb subsidiary were required to pay any cash consideration in settlement of these matters.


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

                                   DAN RIVER INC.

Date:  November 10, 2000           /s/ Barry F. Shea
                                   -----------------------------------
                                   Barry F. Shea
                                   Executive Vice President-Chief
                                   Financial Officer
                                   (Authorized Signing Officer and
                                   Principal Financial Officer)


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
