Form 10-K405
period 2000-12-30
DAN RIVER INC /GA/
filed 2001-03-13
CIK 914384

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

  For the Fiscal Year Ended December 30, 2000

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

                                      None

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of February 23, 2001 (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date) was approximately $29,056,096.

  As of February 23, 2001, the registrant had 19,703,439 and 2,062,070 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                                 DAN RIVER INC.

                                                                        Page
                                                                     References
                                                                     ----------

                                    PART I

Item 1. Business...................................................       1
Item 2. Properties.................................................      10
Item 3. Legal Proceedings..........................................      11
Item 4. Submission of Matters to a Vote of Security Holders........      11
Item X. Executive Officers of the Registrant.......................      11

                                   PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholders Matters.......................................      13
Item 6. Selected Financial Data....................................      13
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................      14
Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk......................................................      24
Item 8. Consolidated Financial Statements and Supplementary Data...      24
Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure...................................      46

                                   PART III

Item 10. Directors and Executive Officers of the Registrant........      46
Item 11. Executive Compensation....................................      46
Item 12. Security Ownership of Certain Beneficial Owners and
         Management................................................      46
Item 13. Certain Relationships and Related Transactions............      46

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K..................................................      47

                                     PART I

  Unless otherwise indicated, references in this Annual Report to "we," "us," "our"' or "Dan River"' refer to the business of Dan River Inc. and its predecessors and subsidiaries. References to a fiscal year refer to our fiscal year, which is the 52- or 53-week period ending on the Saturday nearest to December 31. All fiscal years presented consisted of 52 weeks other than fiscal 1997, which ended on January 3, 1998 and consisted of 53 weeks.

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

ITEM 1. BUSINESS

General

  We were founded in 1882 and are a leading designer, manufacturer and marketer of products for the home fashions and apparel fabrics markets. We design, manufacture and market a coordinated line of value-added home fashions products consisting of bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies, which we refer to as home fashions products. We also design, manufacture and market a broad range of high quality woven cotton and cotton-blend apparel fabrics, which we refer to as apparel fabrics. Based on net sales, we believe that we are the leading North American supplier of men's dress shirting fabrics. We recently commenced manufacturing sports shirts at a new plant in Mexico. We also manufacture and sell specialty engineered yarns and woven fabrics for use in making high-pressure hoses and other industrial products, which we refer to as engineered products.

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

  Bibb Acquisition. In October 1998, we purchased all the outstanding capital stock of The Bibb Company, which we refer to as Bibb, through a merger transaction for an aggregate purchase price of approximately $240 million. The purchase price consisted of $86 million of cash and 4.3 million shares of our Class A Common Stock. In connection with the acquisition, we also assumed or repaid an aggregate of $95 million of Bibb's debt. Bibb, which was founded in 1876, was a leading domestic manufacturer of home fashions textile products. The Bibb acquisition broadened our home fashions products to include juvenile products and products for the hospitality and health care markets. As a result of the Bibb acquisition, we believe that we are the leading manufacturer of bedding products for the juvenile market under such licensed names and trademarks as "Barbie," "Blues Clues," "Looney Tunes," "Major League Baseball" and "National Football League." The Bibb acquisition also significantly expanded our home fashions products manufacturing capacity, adding spinning and weaving operations located in Greenville, South Carolina, finishing operations located in Brookneal, Virginia and sewing facilities located in Fort Valley and Newnan, Georgia, and in Brookneal, Virginia. Our engineered products manufacturing operations are located in Porterdale, Georgia.

  Morven Plant Acquisition. In December 1998, we purchased a 315,000 square foot sewing facility located in Morven, North Carolina, for an aggregate purchase price of approximately $2.4 million. We purchased this facility with the intention to reduce our dependence on outside manufacturers for the fabrication of home fashions products.

  Mexican Joint Ventures. In January 2000, we entered into an agreement with Grupo Industrial Zaga, S.A. de C.V., which we refer to as Zaga, pursuant to which we formed a company called Danza Textil, S. de R.L. de C.V., which we refer to as Danza. We formed Danza to build and operate a manufacturing plant in Mexico for the production of apparel fabrics. At the time Danza was formed we planned to shift a significant portion of our apparel fabrics manufacturing capacity into Mexico, where labor costs are significantly lower than in the United States. As a result, we expected to improve the cost structure of our apparel fabrics operations. Further analysis suggested, however, that other costs, such as land, plant construction and utilities, were in fact higher than originally anticipated. These higher costs, together with generally weak apparel fabrics market conditions, reduced anticipated returns from this investment to a level we considered unacceptable. As a result, we suggested to Zaga that we should not proceed with construction of the Mexican apparel fabrics manufacturing plant.

  In January 2000, we entered into another agreement with Zaga pursuant to which we formed another company called Zadar S. de R.L. de C.V., which we refer to as Zadar. We formed Zadar to build and operate a plant in Mexico for the production of finished garments, primarily sports shirts, for sale to retailers. These products are targeted to compete primarily with Asian imports. The new facility has been constructed at Jilotepec in the State of Mexico and is presently producing shirts. Laundry facilities are under construction to complement the existing sewing operations. We expect that Zadar will purchase fabric primarily from us. We believe Zadar creates an additional source of demand for our apparel fabrics and will position us to better serve retailers that seek a single source for garment design and assembly.

  When the joint ventures were formed we owned slightly in excess of 50% of Danza and slightly less than 50% of Zadar. As a result of our decision not to proceed with the Danza joint venture, we and Zaga negotiated an amicable termination of both joint ventures in February 2001. We bought Zaga's interest in Zadar for $3.2 million in cash. We and Zaga each continue to own a 50% interest in Danza pending the satisfaction of certain contingencies relating to a water well being constructed at the Zadar location. Generally, these contingencies concern quantity and availability of water from the well to Zadar's operations. If the well contingencies are satisfied, we have agreed to transfer our interest in Danza to Zaga. Danza's sole material asset is a parcel of land located in the State of Hidalgo, Mexico which is valued at approximately $1.5 million. In the event that the well contingencies are not satisfied, we expect that either Zaga may elect to purchase our interest in Danza, or the land will likely be sold and 50% of the net proceeds of the sale will be distributed to each of Zaga and us.

  ISI Acquisition. In April 2000, we purchased substantially all of the assets of Import Specialists, Inc., which we refer to as ISI, for $15.4 million in cash and the assumption of certain operating liabilities. ISI, an importer of home fashions products including doormats, throws, and rugs manufactured primarily in China and India, became a part of our home fashions products business operating as the Import Specialty Products Group, which we refer to as ISP. ISP's products have expanded our previously existing home fashions products line, and ISP's customer base complements our existing customer base.

  Additional Danville Distribution Facility. In May 2000 we acquired an additional 301,200 square foot warehouse and distribution facility adjacent to our Riverpointe distribution facility in Danville, Virginia for $4.3 million. This facility was necessary in order to service increased demand for our home fashions products.

Home Fashions Products

  Products. Our home fashions products include bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies that we market under private labels of our major retail customers and under licenses from, among others, "Colours by Alexander Julian" and "Lilly Pulitzer," and under the "Dan River" brand. We also market home fashions products for the juvenile market under licenses utilizing a number of licensed names and trademarks, including:

  .  "Barbie,"
  .  "Blue's Clues,"
  .  "Looney Tunes,"
  .  "Major League Baseball,"
  .  "NASCAR," and
  .  "National Football League."

  We had net sales attributable to home fashions products of:

  .  $469.8 million in fiscal 2000,
  .  $431.8 million in fiscal 1999, and
  .  $321.8 million in fiscal 1998.

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

  We market our home fashions products to approximately 1,100 customers. We have pursued and established strategic relationships with large, high volume retailers including:

  .  Kmart Corporation,
  .  Wal-Mart Stores, Inc.,
  .  Target Corporation,
  .  J.C. Penney Company, Inc., and
  .  Federated Department Stores.

  Our acquisition of ISI, an importer of home fashions products primarily from China and India, expanded our home fashions product line to include doormats, throws and rugs and enables us to source certain niche products at attractive margins.

  Sales of home fashions products to Kmart Corporation and Wal-Mart Stores, Inc. accounted for approximately 12% and 11%, respectively, of our total net sales in fiscal 2000. No other home fashions products customer accounted for more than 5% of our total net sales in fiscal 2000. As a supplement to our primary distribution channels, one of our subsidiaries operates factory outlet stores which sell home fashions products directly to consumers. During fiscal 2000, less than 4% of our sales of home fashions products were to customers outside the United States.

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

Apparel Fabrics

  Products. We manufacture and market a broad range of high quality woven cotton and cotton-blend fabrics, which we market primarily to manufacturers of men's, women's and children's clothing. Our yarn-dyed and piece-dyed woven apparel fabrics include:

  .  oxford cloth,
  .  pinpoint oxford cloth,
  .  fancy broad cloth,
  .  seersuckers,
  .  mid and light weight denim,
  .  twills,
  .  chambrays, and
  .  bottom weights--yarn-dyed and piece-dyed.

  We also manufacture and distribute (1) fabrics for uniforms, (2) fabrics for use in decorating, crafts and garment sewing, (3) 100% cotton and cotton-blend upholstery fabrics and (4) greige (unfinished) fabrics to converters. We had net sales attributable to apparel fabrics products of:

  .  $143.6 million in fiscal 2000,
  .  $150.4 million in fiscal 1999, and
  .  $186.5 million in fiscal 1998.

  We believe that we enjoy a reputation as a leader in creating new fabric styles and designs within the apparel fabrics market. Our product development professionals work independently as well as directly with customers to develop new fabric styles and constructions. In addition, our product development personnel increasingly work directly with retailers to develop fabrics. These retailers often specify that our fabrics be used by their suppliers in the manufacture of garments to be sold by them. We believe that we are a leader in wrinkle resistant technology for shirting fabrics, and we market Dri-Don(R) blended easy care fabrics and 100% cotton Wrinkl-Shed(R) fabrics. We also manufacture and market fabrics utilizing Tencel(R) lyocell which is an innovative natural fiber. Versatile lyocell fabrics have been used primarily in manufacturing women's sportswear; however, we are offering use of lyocell in new fabrics for mens' shirting and bottom ("pant") weight fabrics. Additionally, we have commenced manufacturing sports shirts at our new facility in Mexico.

  Customers. We distribute our apparel fabrics primarily to domestic manufacturers of men's, women's and children's clothing which, in turn, operate sewing plants throughout the United States, Mexico, Central America and the Caribbean. We market our apparel fabrics to in excess of 900 customers, none of which accounted for more than 2% of our total net sales in fiscal 2000. Customers market clothing manufactured from our apparel fabrics under such brand names as:

  .  Arrow,
  .  Brooks Brothers,
  .  Hathaway,
  .  Liz Claiborne,
  .  L.L. Bean,
  .  Land's End,
  .  Osh Kosh B'Gosh, and
  .  Van Heusen,

as well as under private labels through retailers such as J.C. Penney Company, Inc., Kohl's Corporation, Mervyn's Inc. and Sears Roebuck & Co. We market uniform fabrics to customers such as Cintas Corporation and VF Corporation. We also distribute apparel fabrics to home sewing retailers such as Wal-Mart and Jo-Ann Stores, Inc., and through various wholesale distributors, for use in decorating and crafts, as well as garment sewing. Our upholstery fabrics are sold primarily to furniture manufacturers such as Broyhill Furniture Industries, Inc. and Bassett Furniture Incorporated. During fiscal 2000, approximately 4% of our sales of apparel fabrics were to customers located outside the United States.

  During its start-up phase, production from Zadar's new Mexican sewing plant has been sold primarily to off-price distributors. Zadar has, however, taken initial orders from a major apparel retailer which are expected to be shipped in May 2001.

  Sales and Marketing. Our apparel fabrics sales and marketing staff consists of approximately 50 full time persons as well as commission agents. They are headquartered in New York City and have satellite offices in Atlanta, Chicago, Dallas, Danville, High Point (North Carolina) and Los Angeles. Apparel fabrics are generally "made to order" products which are manufactured and shipped within six to ten weeks of order placement. Orders for apparel fabrics are based on customer selections from offerings of color, content, construction, design and finish, and fabrics are made to customer specifications, which may be developed jointly with the customer. Presently one individual is primarily responsible for marketing the production of the Zadar sewing plant.

Engineered Products

  Products. Our engineered products consist of yarns and woven fabrics that are manufactured to customer specification for use in such products as high pressure hoses for the automotive industry, conveyer belts and other industrial applications. We had net sales attributable to engineered products of:

  .  $50.1 million in fiscal 2000,
  .  $46.7 million in fiscal 1999, and
  .  $9.1 million in fiscal 1998 (11 weeks following the Bibb acquisition).

  Customers. We sell our engineered products primarily to companies serving the automotive industry, which in turn utilize them as components in their own products. We believe our ability to meet stringent industrial certification standards and to provide domestic sourcing to customers has helped us establish strong relationships with our customers. We market our engineered products to approximately 75 customers, none of which accounted for more than 3% of our net sales in fiscal 2000. During fiscal 2000, substantially all of our sales of engineered products were to domestic customers.

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

  In addition to the expansion of our manufacturing operations through acquisitions, we make significant investments in facility modernization focused on advanced manufacturing technologies in an effort to be the low cost manufacturer in the industry. Within our home fashions operations, we have installed:

  .  modern, high-speed air-jet looms,
  . automatic sheet cutting, hemming and folding equipment, . lower cost open-end spinning equipment, and . computerized comforter equipment.

  Additionally, within the past five years, we have built:

  . a new home fashions accessory sewing plant, . a new distribution center, and . a new graphics printing facility primarily for production of home fashions packaging materials.

We built these facilities in Danville, Virginia. They, along with our newly acquired distribution facility, are in close proximity to our other Danville home fashions facilities and our Brookneal, Virginia finishing and sewing operations. We believe that as a result of our acquisitions and investments we are positioned to better and more efficiently service our home fashions customers and accommodate further growth of our home fashions business.

  Within our apparel fabrics operations, we have installed high speed looms and modernized our yarn preparation processes through the installation of more efficient, lower cost, open-end spinning, carding, drawing and combing equipment. Our ongoing capital improvement programs have modernized and streamlined substantially all significant components of the manufacturing process.

  In addition to modernizing operations, we have consolidated our manufacturing operations to improve operating costs within our apparel fabrics operations. In fiscal 1997, we closed our Riverside apparel fabrics weaving facility and consolidated these operations into an existing facility located in Danville, Virginia. In January 1999, we closed our Spindale, North Carolina weaving facility and consolidated these operations into our existing Danville, Virginia and Sevierville, Tennessee apparel fabrics manufacturing plants. Together, these actions have aided our efforts to fully utilize our most cost-effective equipment in the manufacture of apparel fabrics.

  In fiscal 2000, Zadar commenced manufacturing sport shirts at its new Mexican sewing plant. When construction of this facility is complete, it will also include industrial laundry and warehouse facilities from which we will be able to ship a complete, packaged, finished garment to our targeted customers.

  Our engineered products facilities include weaving equipment and coating ranges for finishing both yarns and fabrics. We are continuing to modernize the twisting and winding operations. Additionally, our engineered products facilities have achieved ISO 9001 certification.

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

  We also use various other raw materials, such as dyes and chemicals, in manufacturing operations. We believe these materials are readily available from a number of sources. We also supplement our internal manufacturing capabilities by purchasing yarn and unfinished fabrics from outside sources and by contracting with third parties for various manufacturing services, including certain printing and sewing operations. During fiscal 2000, we purchased less than 12% of our manufacturing requirements from outside sources.

Trademarks and Licenses

  We hold licenses to produce and sell home fashions products under:

  .  "Colours by Alexander Julian,"
  .  "Di Lewis,"
  .  "Lilly Pulitzer,"
  .  "Barbie,"
  .  "Blue's Clues,"
  .  "Looney Tunes,"
  .  "Major League Baseball,"
  .  "NASCAR," and
  .  "National Football League,"

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

  We believe that we are a leading producer of light weight yarn-dyed woven cotton and cotton-blend apparel fabrics in the Western Hemisphere. With respect to men's shirtings, based on net sales, we believe we are the largest producer of oxford cloth and pima cotton pinpoint oxford cloth and the leading producer of light weight yarn-dyed dress shirting fabrics in the Western Hemisphere. In the sportswear and upholstery fabrics markets, we are one of a number of domestic producers. In the sport shirt market, we are one of many producers.

  We are subject to foreign competition. We believe that over 70% of the apparel fabrics, much of which are imported in the form of garments, and approximately 25% of the home fashions products sold in the U.S. are manufactured overseas. Most sport shirts sold in the U.S. are manufactured outside of the U.S.

  One of our business strategies is to seek niche apparel fabrics markets that are less susceptible to foreign competition. We believe that our manufacturing base in the United States, our design expertise, our product development efforts, and our emphasis on shortening production and delivery times allow us to respond more quickly to changing fashion trends and to our domestic customers' delivery schedules than can producers located outside the Western Hemisphere. Additionally, we believe our Mexican garment operation will not only provide an additional outlet for our U.S. manufactured apparel fabrics but will better enable us to serve retailers who desire garment packages in which they can specify both fabric and garment design through one single source.

  The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation. NAFTA, which was entered into by the United States, Canada and Mexico, has created the world's largest free-trade zone. The agreement contains safeguards sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. NAFTA will phase out all trade restrictions and tariffs on textiles and apparel among the three countries. In addition, NAFTA requires merchandise to be made from yarns and fabrics originating in North America in order to avoid trade restrictions. Thus, not only must apparel be made from North American fabric but the fabric must be woven from North American spun yarn. Although we believe that we derive some benefit from NAFTA, there can be no assurance that the removal of these barriers to trade will not in the future have a material adverse effect on our business.

  We benefit from protections afforded to apparel manufacturers based in certain Caribbean and Central American countries which ship finished garments into the U.S. under Item 9802.00.80 of the Harmonized Tariff Schedule of the U.S. as authorized by the Caribbean Basin Recovery Act, which we refer to as CBI. Item 9802.00.80 reduces certain tariffs which would otherwise apply to apparel garments manufactured outside the U.S. and shipped into the U.S., provided that the garments are manufactured from fabric produced and cut domestically. The Caribbean Basin Trade Partnership Act, which we refer to as CBTPA, became law in 2000. The CBTPA expands the current CBI program by allowing duty-free and quota-free treatment for imports of certain apparel from the Caribbean Basin, and by extending NAFTA-equivalent tariff treatment to a number of other products previously excluded from the CBI program. Specifically, under the CBTPA, garments assembled in one or more CBTPA designated countries from fabrics wholly formed and cut in the U.S. from yarns wholly formed in the U.S., would be eligible for such favorable treatment. CBI, as modified by CBTPA, is beneficial for us and other domestic producers of apparel fabrics, because it creates an attractive manufacturing base for apparel in close proximity to the U.S.

  In 1995, the World Trade Organization, or WTO, established mechanisms to progressively liberalize world trade in textiles and clothing by eliminating quotas and reducing duties over a 10-year period beginning in

January 1995. The selection of products at each phase is made by each importing country and must be drawn from each of the four main textile groups: tops and yarns, fabrics, made-up textile products and apparel. In 2000, Congress passed and the President signed the African Growth and Opportunity Act, which we refer to as the AGOA, which is intended to promote growth and economic prosperity of certain sub-Saharan African countries through, among other things, greater duty-free access to U.S. markets. The elimination of quotas and the reduction of tariffs under the WTO, together with the effects of the AGOA, may result in increased imports of certain textile products and apparel into North America. These factors could make our products less competitive against low cost imports from developing countries.

Order Backlog

  Our order backlog was approximately $157 million at December 30, 2000, as compared to approximately $172 million at January 1, 2000. Substantially all of the orders on hand at December 30, 2000 are expected to be filled within four months of that date.

Governmental Regulation

  We must comply with various federal, state and local environmental laws and regulations limiting the discharge of pollutants and the storage, handling and disposal of a variety of substances. In particular, our dyeing and finishing operations result in the discharge of substantial quantities of wastewater and in emissions to the atmosphere. We must comply with the federal Clean Water and Clean Air Acts, and related state and local laws and regulations. Our operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other things, establish cotton dust, formaldehyde, asbestos, noise standards, and regulate the use of hazardous chemicals in the workplace.

  In January 2001, the Occupational Safety and Health Administration promulgated a final ergonomics standard, which applies to all general industry employers in the U.S., including the textile and apparel industries. The standard applies primarily to injuries incurred over a period of time and caused by repetitive motion. The new regulatory requirements are to be phased in commencing in October 2001 and include extensive training, recordkeeping, job analysis and control requirements. The standard also includes a requirement that employees who are unable to work due to ergonomics problems receive 90% pay until they can return to their former job, a health care provider determines they can never return to their former job, or 90 days have passed. It is too soon to determine precisely the effect the ergonomics standard will have on textile and apparel companies such as Dan River. As of March 2001, Congress and the President were reviewing the ergonomics standard with the possibility that the standard would be repealed, modified, or that implementation would be delayed.

  We believe that we currently comply in all material respects with applicable environmental or health and safety laws and regulations. We do not believe that the cost of, or any operational constraints or modifications required to assure, future compliance with such laws or regulations, or to remediate existing environmental contamination, will have a material adverse effect on our results of operations or financial condition. However, there can be no assurance that:

  . the newly promulgated ergonomics standard will not have a material adverse effect on our operations or on our financial condition, . environmental requirements will not become more stringent in the future, . that the position taken by various regulatory agencies in respect of regulatory matters will not change in a manner materially adverse to us, . that claims in material amounts will not be brought by third parties, . that additional sites which are alleged to have been contaminated by us or our predecessors will not be discovered, or . that we will not incur material costs in order to address any such matters.

  At the Brookneal, Virginia finishing plant, which we acquired from Bibb, we are subject to a consent order in connection with our wastewater treatment system, which Bibb negotiated in 1996. The order required, among other things, substantial upgrades to the wastewater treatment facilities. The construction activities required by the order have been substantially completed, and our wastewater discharge permit has been renewed. We believe substantial further upgrades to the wastewater treatment system will not be required to maintain compliance with the permit. Pursuant to the order, the Commonwealth of Virginia also required the closure of the existing wastewater treatment basins and lagoons. This work is substantially complete, and resultant sampling data is being reviewed by the responsible regulatory agencies.

  During our due diligence at the Morven, North Carolina facility, which we acquired in December 1998, we discovered low levels of groundwater contamination from perchloroethylene. Prior to purchasing the facility, our personnel met with regulatory authorities regarding the options for dealing with this contamination. As a result of those discussions, we elected to pursue a brownfields agreement for the property with the State of North Carolina. Under the North Carolina brownfields program, contaminated industrial sites are placed into productive use by allowing owners to perform less intensive cleanups than would be required for residential sites or drinking water sources. Discussions with the State of North Carolina are continuing in connection with a brownfields agreement.

  At the closed Abbeville, South Carolina facility, which we plan to sell, Bibb previously worked with the South Carolina Department of Health and Environmental Control, which we refer to as DHEC, to identify the source of low levels of freon and certain other volatile organic compounds which were found in a water supply well located on-site. We believe that this contamination originates off-site. No active on-site remediation is being required by the State at this time. DHEC is planning to conduct further studies of the site in an attempt to confirm origin of the contamination.

Employees

  At December 30, 2000, we had approximately 7,400 employees, of which approximately 6,300 were hourly employees. Of these hourly employees, approximately 3,400 are located primarily in our Danville, Virginia operations and represented by a collective bargaining agreement that expires in June 2005. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

  The Bibb, Morven and distribution center acquisitions added approximately 2.9 million square feet of manufacturing and warehouse space which is currently in use for our home fashions products. Taking this additional space into account, as well as the office and warehouse space which we lease as a result of the ISI acquisition, our home fashions manufacturing and warehousing facilities consist of approximately 6.4 million square feet of space located in Georgia, North Carolina, South Carolina and Virginia. Of this space we own approximately 5.6 million square feet and lease the remainder.

  The Cherokee acquisition added approximately 600,000 square feet of manufacturing and warehouse space which is currently in use for our apparel fabrics operations. Taking this additional space into account, our apparel fabrics manufacturing and warehousing facilities consist of approximately 2.6 million square feet of space located in North Carolina, Tennessee and Virginia. We own these facilities with the exception of our Sevierville, Tennessee, manufacturing plant, which we lease with an option to purchase for nominal consideration in 2018. We also own an apparel manufacturing plant in Jilotepec, State of Mexico.

  Our engineered products are manufactured at a 600,000 square foot facility in Georgia, which we acquired in the Bibb acquisition.

  We own most of our office space in Danville, Virginia, including corporate and home fashions and apparel fabrics divisional offices. We lease additional office space in Danville, as well as each of our marketing and sales offices and, through our subsidiary, Dan River Factory Stores, Inc., we lease five outlet stores in Florida, Georgia, North Carolina, South Carolina and Tennessee. These stores average approximately 6,000 square feet of total space each. We own our factory outlet store in Danville, Virginia.

  Substantially all of our owned manufacturing, warehousing and office facilities (including the real property and the machinery, equipment, furnishings and fixtures) are subject to security interests in favor of our senior lenders. Additionally, our Sevierville, Tennessee manufacturing plant and our Portsmouth, Virginia warehouse facility are subject to leasehold deeds of trust, also in favor of our senior lenders.

  Our manufacturing facilities generally operate on a 24 hour, five, six or seven day schedule depending on the nature of the operations and demand for specific products, as well as other factors.

  We believe that our existing facilities are adequate to service existing demand for our products. We consider our plants and equipment to be in good condition.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information concerning executive officers:

   Name                   Age                   Position Held
   ----                   ---                   -------------
   Joseph L. Lanier,
    Jr...................  69 Chairman, Chief Executive Officer and Director
   Richard L. Williams...  67 President, Chief Operating Officer and Director
   Barry F. Shea.........  52 Executive Vice President--Chief Financial Officer
   Gregory R. Boozer.....  45 Executive Vice President--Manufacturing
   Anthony J. Bender.....  43 Vice President--Information Systems
   Joseph C. Bouknight...  48 Vice President--Human Resources
   Harry L. Goodrich.....  50 Vice President, Secretary and General Counsel
   George R. Herron......  60 Vice President--Cotton Procurement
   Denise Laussade.......  42 Vice President--Finance
   Gary D. Waldman.......  44 Vice President--Controller

  Joseph L. Lanier, Jr. has been chairman of the board of directors and chief executive officer of our company and its predecessor since 1989. Mr. Lanier is also a director of SunTrust Banks, Inc. (a bank holding company), Flowers Industries, Inc. (a food company), Torchmark Corporation (an insurance company), Dimon Incorporated (a tobacco products company) and Waddell & Reed Financial, Inc. (a mutual fund company).

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

  Gary D. Waldman has been controller of our company since 1996. He was assistant controller from 1992 until 1996, and director of taxes from 1990 until 1992. He was elected vice president--controller in February 2001.

  Other significant employees are:

  . Robert E. Major, who has headed our engineered products operations since 1987 and is 58 years old,
  . James E. Martin, who has headed our apparel fabrics operations since 1990 and is 51 years old, and
  . Thomas L. Muscalino, who has headed our home fashions operations since 1993 and is 50 years old.

  Our executive officers are elected by the board of directors and generally hold office until the next annual meeting of our shareholders or until their successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  Our Class A Common Stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "DRF." There is no established trading market for the Class B Common Stock. On February 23, 2001, there were approximately 200 holders of record of our Class A Common Stock and nine holders of record of our Class B Common Stock.

  We have not paid cash dividends during our two most recent fiscal years. Our credit agreement prohibits payment of cash dividends prior to 2003.

  The following table sets forth for the calendar quarter indicated the high and low closing prices per share of our Class A Common Stock as reported in composite trading on the NYSE.

                                                                     High   Low
                                                                    ------ -----
   1999:
   First Quarter................................................... $11.19 $6.56
   Second Quarter..................................................  10.38  7.38
   Third Quarter...................................................   7.81  6.38
   Fourth Quarter..................................................   6.44  4.38
   2000:
   First Quarter...................................................   6.44  4.63
   Second Quarter..................................................   6.25  4.31
   Third Quarter...................................................   4.88  4.13
   Fourth Quarter..................................................   4.19  1.94

ITEM 6. SELECTED FINANCIAL DATA

                                              Fiscal Year
                              ------------------------------------------------
                                2000      1999      1998    1997(1)     1996
                              --------  --------  --------  --------  --------
                                 (in thousands, except per share data)
Statement of Income Data:
Net sales...................  $663,467  $628,899  $517,443  $476,448  $379,567
Cost of sales...............   541,063   512,977   406,619   372,165   307,383
Gross profit................   122,404   115,922   110,824   104,283    72,184
Selling, general and
 administrative expenses....    67,335    64,547    58,410    54,231    45,673
Amortization of goodwill....     3,137     2,859       589       --        --
Other operating costs,
 net(2).....................       --     (2,267)    5,347     7,012      (428)
Operating income............    51,932    50,783    46,478    43,040    26,939
Other income (expense),
 net........................       226       603       334      (290)      485
Equity in loss of joint
 venture....................      (226)      --        --        --        --
Interest expense............    32,931    28,416    18,713    21,135    18,168
Income before extraordinary
 item.......................    10,773    14,715    17,101    13,264     5,686
Extraordinary item..........       --        --       (405)     (243)      --
Net income..................    10,773    14,715    16,696    13,021     5,686
Earnings per share--basic:
  Income before
   extraordinary item.......      0.49      0.64      0.86      0.90      0.40
  Net income per share--
   basic....................      0.49      0.64      0.84      0.89      0.40
Earnings per share--diluted:
  Income before
   extraordinary item.......      0.49      0.63      0.85      0.89      0.40
  Net income per share--
   diluted..................      0.49      0.63      0.83      0.88      0.40

                                                  Fiscal Year
                                  --------------------------------------------
                                    2000     1999     1998   1997(1)    1996
                                  -------- -------- -------- -------- --------
                                                 (in thousands)
Balance Sheet Data (at end of
 fiscal year):
Working capital.................. $232,374 $174,365 $221,854 $123,604 $ 93,291
Total assets.....................  745,473  684,582  720,210  392,295  321,050
Total debt, including current
 maturities......................  369,271  314,784  354,268  143,756  169,468
Common stock subject to put
 rights..........................      --       --       --       --     9,726
Shareholders' equity.............  277,192  270,952  258,774  165,830   77,898
Common shares outstanding........   21,766   22,636   23,219   18,841   14,155
Other Financial Data:
Depreciation and amortization of
 property, plant and equipment... $ 37,210 $ 38,912 $ 30,220 $ 27,508 $ 20,795
Capital expenditures in cash.....   33,743   36,729   39,454   24,231   27,582

--------
(1) Fiscal year 1997 represents a 53-week period. All other fiscal years presented represent a 52-week period.

(2) Other operating costs, net includes various non-recurring charges and credits. The most significant of these charges relate to fixed asset writedowns and plant closure costs. See Note 7 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Our strategy is to expand our home fashions business both internally and through acquisitions as well as to maintain our niche position as a leading producer of light weight yarn-dyed apparel fabrics. We also continue to implement cost reductions, which we believe are critical in order to remain competitive in the global marketplace.

  Several years ago, we made the strategic decision to focus on our home fashions products business, which generally is less cyclical than other textile businesses and has attractive margins. Consistent with this strategy, we acquired Bibb in October 1998, which significantly increased the size of our home fashions products business. As a result of the Bibb acquisition, more than two-thirds of our net sales are now attributable to sales of home fashions products. We believe our increased critical mass has made us more attractive to our home fashions products customers, who need large suppliers to satisfy their requirements.

  Operating profits for our home fashions segment were $43.3 million in fiscal 2000, down from $50.9 million in fiscal 1999, despite a sales increase to $469.8 million in fiscal 2000 from $431.8 million in fiscal 1999. Although we began fiscal 2000 with a strong order position, actual performance during fiscal 2000 did not meet our expectations for a variety of reasons, including problems associated with the installation of a new enterprise resource planning system in our home fashions products and engineered products businesses. Data issues associated with the implementation of the system in our home fashions division caused disruptions in the second half of fiscal 1999 and during the first few months of fiscal 2000, which negatively impacted our ability to accurately match supply requirements with demand forecasts. This led to the production of excess inventory and reduced customer service levels. These excess inventory levels adversely impacted our performance through the remainder of the year, particularly during the fourth quarter of fiscal 2000, when there was a general softening in demand at the retail level for home fashions products. Additionally, we introduced a significant program with a large mass merchant that caused us to outsource an increased amount of home fashions production during the first three quarters of fiscal 2000. This put further stress on our internal systems at a critical time in relation to the implementation issues we were experiencing at the beginning of the year. Lastly, the economy slowed during the last six months of fiscal 2000, which reduced retail demand for our home fashions products. This contributed to higher inventory levels and reduced margins due to a much less favorable sales mix as we attempted to reduce inventory levels during a period of decreasing demand.

  Historically, our apparel fabrics operations have been more sensitive to downturns within the textile industry. As a result, the contribution to our operating income by the apparel fabrics segment has been significantly less than, and has tended to fluctuate more than, the contribution to our operating income by the home fashions segment. The variations in operating income attributable to apparel fabrics that we experienced during fiscal 2000, 1999 and 1998 are representative of the fluctuations that can occur in that business. In fiscal 2000, operating profits for apparel fabrics were $10.9 million, up from $4.4 million in fiscal 1999, but down from $23.7 million in fiscal 1998. In recent years we have taken several steps to improve the performance of our apparel fabrics operations, including, (1) the replacement of older manufacturing equipment, (2) the acquisition of Cherokee at the beginning of fiscal 1997 (which gave us greater critical mass in our apparel fabrics operations), (3) the closure and consolidation of our Riverside Plant (which was the least efficient of our apparel fabrics plants) at the end of fiscal 1997 and (4) the closure of our Spindale Plant in January 1999. Due to the high fixed costs associated with our manufacturing operations in the apparel fabrics business, we seek to maintain full manufacturing schedules. During fiscal 2000, we were able to maintain reasonably consistent manufacturing schedules during the first three quarters of the year. During the fourth quarter of fiscal 2000, however, we experienced reduced demand which has carried over into 2001 and will likely lead to reduced levels of profitability in the apparel fabrics segment for fiscal 2001.

  Despite recent plant closures, the cost structure of our apparel fabrics operations continues to make it difficult to compete effectively with garments or fabrics imported from countries with significantly lower labor costs and to provide an adequate return on the assets employed in that business. To address these issues, in January 2000, we formed Danza in partnership with Zaga to build and operate a manufacturing plant for the production of apparel fabrics in Mexico, where labor costs are significantly lower than in the United States. The facility was to contain yarn-dyeing and weaving operations for the production of light and medium weight apparel fabrics. In February of 2001, we agreed to terminate our Danza venture because we did not believe we would be able to obtain an adequate return on the projected investment.

  At the same time we terminated Danza, we purchased Zaga's interest in Zadar. Zadar is another joint venture that we formed with Zaga in January 2000 to build and operate a plant in Mexico, including sewing and laundry operations, for the production of finished garments, primarily sport shirts for sale to apparel and retail customers. These products are targeted to compete with Asian imports. The facility is partially operational at the current time and we expect it to be fully operational by mid-2001. We believe Zadar will benefit us because it is likely to create an additional source of demand for our apparel fabrics and will position us to better serve retail customers that seek a single source for garment design and assembly.

  As we move into fiscal 2001, we are currently experiencing moderate levels of demand for our home fashions products and apparel fabrics. We remain focused on reducing inventory levels, and as a result, we expect to curtail our home fashions weaving operations for two to three weeks in the first half of fiscal 2001, which will negatively impact our profitability. We believe our competitors are also reducing inventory levels during the current environment of retail softness. If industry-wide inventory levels become more balanced with retail demand, we expect to improve our operating schedules. Factors that will affect our performance during fiscal 2001 include the prevailing retail environment, our ability to increase prices in order to recover increases in our energy costs and wages, and our ability to keep inventory levels consistent with the demand for our products.

Performance By Segment

  We operate in three industry segments: products for the home fashions markets, products for the apparel fabrics markets and engineered products for the industrial markets. The following table sets forth certain information about segment results for fiscal 2000, 1999 and 1998.

                                                    Fiscal    Fiscal    Fiscal
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (in thousands)
Net Sales
Home fashions..................................... $469,758  $431,828  $321,807
Apparel fabrics...................................  143,639   150,401   186,491
Engineered products...............................   50,070    46,670     9,145
                                                   --------  --------  --------
    Total......................................... $663,467  $628,899  $517,443
                                                   ========  ========  ========
Operating Income
Home fashions..................................... $ 43,344  $ 50,878  $ 33,848
Apparel fabrics...................................   10,930     4,358    23,656
Engineered products...............................    2,341     2,725       169
                                                   --------  --------  --------
    Total segment operating income................   56,615    57,961    57,673
Corporate items not allocated to segments:
  Amortization of goodwill........................   (3,137)   (2,859)     (589)
  Other operating costs, net......................      --      2,267    (5,347)
  Other expenses not allocated to segments........   (1,546)   (6,586)   (5,259)
                                                   --------  --------  --------
    Total operating income........................ $ 51,932  $ 50,783  $ 46,478
                                                   ========  ========  ========

Results Of Operations

Comparison of 52 Weeks Ended December 30, 2000 ("fiscal 2000") to 52 Weeks Ended January 1, 2000 ("fiscal 1999")

Net Sales

  Net sales for fiscal 2000 were $663.5 million, an increase of $34.6 million or 5.5% from net sales of $628.9 million for fiscal 1999.

  Home Fashions. Net sales of home fashions products for fiscal 2000 were $469.8 million, up $37.9 million or 8.8% from net sales of $431.8 million for fiscal 1999. Incremental sales from the ISP business we acquired in April 2000 were $10.0 million. The remainder of the increase occurred in the second half of the fiscal year and was attributable to the rollout of a significant program with a large mass merchant and the introduction of some new juvenile programs. These programs more than offset lower sales early in fiscal 2000 caused by disruptions from poor weather and a major systems implementation, and the effects of a general softening in demand for our home fashions products at the retail level that began toward the end of the second quarter of fiscal 2000.

  Apparel Fabrics. Net sales of apparel fabrics for fiscal 2000 were $143.6 million, down $6.8 million or 4.5% from net sales of $150.4 million for fiscal 1999. Most of the decrease was in the segment's largest product category, shirting fabrics. Sales for both years were low by historical standards, which we believe reflected both the decline in dress shirting at the retail level resulting from the popularity of business casual dress, and the continued increase in low cost fabric and garment imports.

  Engineered Products. Net sales of engineered products were $50.1 million for fiscal 2000, up $3.4 million or 7.3% from net sales of $46.7 million for fiscal 1999. The increase reflected a strong demand for this segment's products for most of the first three quarters of fiscal 2000 and new fabric finishing capabilities, which have enabled us to better meet the demand for certain of our products. Sales in the fourth quarter of fiscal 2000 declined by $1.1 million over the fourth quarter of fiscal 1999, which generally reflected the slowdown in activity in the automobile and tire industries.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses for fiscal 2000 were $67.3 million (10.1% of net sales), an increase of $2.8 million or 4.3% from $64.5 million (10.3% of net sales) for fiscal 1999. Most of the increase was attributable to incremental expenses from ISP.

Operating Income

  Total operating income for fiscal 2000 was $51.9 million (7.8% of net sales) compared to $50.8 million (8.1% of net sales) for fiscal 1999.

  Home Fashions. Operating income for the home fashions segment was $43.3 million for fiscal 2000, including $0.7 million contributed by ISP, compared to $50.9 million in fiscal 1999. Although net sales increased by $37.9 million in fiscal 2000, less efficient manufacturing performance and a less favorable sales mix, particularly in the fourth quarter, resulted in lower margins. This was in part due to a sluggish retail environment that led to more promotional sales, customer claims and chargebacks, and higher inventory reserves. In addition, operating margins in the second half of fiscal 2000 were negatively impacted by the increased use of outside processors and higher costs for energy, raw materials and wages.

  Apparel Fabrics. Operating income for the apparel fabrics segment increased to $10.9 million in fiscal 2000 from $4.4 million in fiscal 1999. Most of this increase occurred in the first half of fiscal 2000 and was attributable to better capacity utilization and lower raw material costs. Increases in costs of energy, raw materials and wages negatively impacted operating margins during the second half of fiscal 2000.

  Engineered Products. Operating income for the engineered products segment was $2.3 million in fiscal 2000 compared to $2.7 million in fiscal 1999. Although revenues increased by 7.3% in fiscal 2000, less efficient manufacturing performance and higher general and administrative expenses negatively impacted operating margins.

  Corporate Items. Amortization of goodwill was $3.1 million in fiscal 2000 compared to $2.9 million in fiscal 1999. The increase was due to amortization of goodwill associated with the April 2000 acquisition of ISI.

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

  Other expenses not allocated to our business segments were $1.5 million in fiscal 2000 compared to $6.6 million in fiscal 1999 and consisted of depreciation on the write-up of our fixed assets from our acquisition in 1989, idle facility costs and other items not directly related to segment business. The vast majority of the write-up was for manufacturing equipment that became fully depreciated by the end of fiscal 1999.

Interest Expense

  Interest expense for fiscal 2000 was $32.9 million, up $4.5 million or 15.9% from fiscal 1999. Higher debt levels accounted for approximately $2.7 million of the increase, with the remainder caused by higher average interest rates.

Income Tax Provision

  The income tax provision was $8.2 million (43.3% of pre-tax income) for fiscal 2000, compared to $8.3 million (35.9% of pre-tax income) for fiscal 1999. The effect of nondeductible goodwill amortization increased the effective tax rate by 5.8% in fiscal 2000 and 4.8% in fiscal 1999. A $1.5 million combined federal and state tax benefit from the charitable donation of the Riverside Long Mill (discussed above) decreased the effective tax rate in fiscal 1999 by 6.5% of pre-tax income.

Net Income and Earnings Per Share

  Net income for fiscal 2000 was $10.8 million or $0.49 per share (diluted), compared to $14.7 million or $0.63 per share (diluted) for fiscal 1999. Fiscal 1999 net income was affected by the following one-time items (discussed above) that, together, increased net income by $2.9 million, or $0.12 per diluted share:

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

Comparison of 52 Weeks Ended January 1, 2000 to 52 Weeks Ended January 2, 1999 ("fiscal 1998")

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

Interest Expense

  Interest expense for fiscal 1999 was $28.4 million, up $9.7 million or 51.9% from fiscal 1998. Higher debt levels as a result of the Bibb acquisition resulted in a $10.7 million increase in interest expense for fiscal 1999. This was offset somewhat by the effect of lower average interest rates.

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

Liquidity and Capital Resources

 General

  We rely on internally generated cash flow, supplemented by borrowings under our working capital facility, to meet our working capital needs, capital improvements and debt service requirements. Our total debt to total capital ratio at December 30, 2000 was 57.1%.

 Working Capital

  Our operations are working capital intensive. Our operating working capital (accounts receivable and inventories less accounts payable and accrued expenses) typically increases or decreases in relation to sales and operating activity levels.

  During fiscal 2000, operating working capital used $52.3 million of cash primarily due to a buildup of inventory levels and increases in accounts receivable. Net income plus noncash expense items (net) generated $59.7 million in cash during the year, which provided funding for $55.2 million used by changes in operating assets and liabilities. Those changes were the $52.3 million increase in working capital described above, an increase of $2.7 million of prepaid expenses and other assets and a $0.3 million decrease in other liabilities. As a result, operating activities in fiscal 2000 provided net cash of $4.5 million.

  Operating working capital generated $4.1 million of cash during fiscal 1999. Net income plus noncash expense items (net) provided $65.7 million in cash during the year, in addition to $5.2 million generated by changes in operating assets and liabilities. Those changes were the $4.1 million decrease in working capital mentioned above, an increase of $0.2 million of prepaid expenses and other assets and a $1.3 million increase in other liabilities. As a result, operating activities in fiscal 1999 provided net cash of $70.9 million.

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

  In connection with purchasing cotton for anticipated manufacturing requirements, we may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. We generally cover open order requirements, which average approximately three months of production, through direct purchase and hedging transactions, and we may shorten or lengthen that period in accordance with our perception of the direction of cotton prices. Futures and option contracts are accounted for as hedges and, accordingly, gains or losses are deferred and reflected in cost of sales as an element of the cost of the finished product. Gains and losses related to hedging activity during the three year period ended December 30, 2000 were not material to our results of operations. There were no material cotton futures or options contracts outstanding at December 30, 2000, January 1, 2000, or January 2, 1999. In fiscal 2001, we will begin accounting for derivative instruments and hedging activities in accordance with SFAS No. 133. The adoption of SFAS No. 133 will not have a significant effect on our financial position or results of operations.

 Credit Facilities

  On October 14, 1998, in order to finance the Bibb acquisition, we replaced our $90 million revolving credit facility with a new $275 million credit facility. Under the original terms, this credit facility consisted of a $125 million amortizing term loan and a $150 million non-amortizing revolving working capital facility.

  The credit facility was amended during fiscal 2000 to permit our planned joint ventures in Mexico and to add $12.9 million of new debt to the term loan. In February 2001, a subsequent amendment modified the interest coverage and leverage covenants for the fourth quarter of fiscal 2000 and subsequent fiscal quarters and increased the interest rate on all loans by 100 basis points. Under the amended credit facility we are subject to additional restrictions regarding investments in non-guarantor subsidiaries, capital expenditures, repurchases of capital stock, and payment of dividends. In addition to the existing security provided by our inventories and accounts receivable, we have further secured the credit facility with our real and personal property. In connection with these amendments to the credit facility we incurred fees of $1.2 million.

  Borrowings under the credit facility bear interest at a base rate plus the applicable percentage (which includes the 100 basis points described above), as defined (9.75% as of February 26, 2001) or LIBOR plus the applicable percentage (which includes the 100 basis points described above), as defined (7.88% as of February 26, 2001) for periods of one, two, three or six months, at our option. The term loan was fully borrowed at inception and has scheduled amortization payments. In fiscal 2000, $20.0 million of scheduled amortization was paid. With the addition of $12.9 million of new debt to the term loan in fiscal 2000, the required remaining principal amortization is $23.0 million, $40.0 million, and $54.9 million in fiscal years 2001, 2002, and 2003, respectively, with a final maturity of September 30, 2003. The working capital facility is non-amortizing with any borrowings outstanding due at final maturity on September 30, 2003. At December 30, 2000, we had aggregate borrowings of $115.0 million and $1.3 million in letters of credit outstanding under the working capital facility and had $33.7 million unused and available for borrowing.

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

  In addition, at December 30, 2000, we had an aggregate of $120.0 million outstanding of our 10 1/8% senior subordinated notes due 2003. Interest on these notes is payable semi-annually on June 15 and December 15 of each year. The notes mature on December 15, 2003.

  The credit facility and the indenture relating to our 10 1/8% senior subordinated notes restrict certain payments, including permitted investment in non-guarantor subsidiaries, capital expenditures, repurchase of capital stock and payment of dividends. At December 30, 2000, $62.9 million of our retained earnings was restricted under either the credit facility and/or the indenture.

 Acquisitions

  On April 3, 2000, the Company acquired substantially all of the assets of ISI for $15.4 million in cash, and the assumption of certain operating liabilities. The assets acquired consisted principally of receivables and inventory. The acquisition was funded with borrowings under our working capital line of credit. ISI was an importer of home textile products, including natural fiber doormats and bootscrapers, throws, area and accent rugs, and decorative pillows. The operations have been incorporated into our home fashions business. The acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The allocation of the purchase price of ISI to the assets acquired resulted in goodwill of $7.8 million being recorded, which is being amortized over 20 years.

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

 Capital Improvements

  We made capital expenditures aggregating $33.7 million, $36.7 million and $39.5 million in fiscal 2000, 1999 and 1998, respectively. During fiscal 2000 capital improvements were funded primarily through borrowings under our credit facility. We anticipate capital expenditures in the range of $30.0 million to $33.0 million in fiscal 2001, which will be used primarily for information systems, sewing automation, modernization of our engineered products operation and other various facility modernizations.

  Rental expense for fiscal 2000, 1999 and 1998 was approximately $7.8 million, $8.3 million, and $7.7 million, respectively, net of rental income on noncancellable leases and subleases of approximately $992,000, $1,021,000, and $252,000, respectively. At December 30, 2000, our future minimum lease payments due under operating leases with noncancellable terms in excess of one year were as follows: 2001, $5.6 million; 2002, $4.9 million; 2003, $4.4 million; 2004,
$4.2 million; 2005, $3.2 million; and later, $14.9 million.

 Stock Repurchase Program

  In August 1999, our board of directors authorized the repurchase from time to time of up to $10.0 million aggregate market value of our Class A Common Stock in open market transactions on the NYSE. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. During fiscal 2000, we repurchased 877,225 shares for $4.6 million and in fiscal 1999, we repurchased 753,919 shares for $5.0 million. No further repurchases are permitted under our credit facility.

Risk Management

 Interest Rate Risk

  We have exposure to floating interest rates through our borrowings under our credit facility. Therefore, interest expense will fluctuate with changes in LIBOR and the prime rate. At January 1, 2000, we had interest rate swap agreements that terminated during the first quarter of fiscal 2000 which effectively converted variable rate interest payable on $65.0 million of existing debt to a fixed rate. No interest rate swap agreements were implemented during fiscal 2000. As of December 30, 2000 a 10% increase in interest rates in effect on our variable rate borrowings would increase interest expense by $1.9 million on an annual basis.

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

  We enter into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If we had a net cash settlement of our open firm commitment cotton contracts at December 30, 2000, and market prices of contracted cotton decreased by 10%, we would be required to pay a net settlement provision of approximately $2.9 million.

Forward-Looking Statements

  This Annual Report contains forward-looking statements within the meaning of the Securities Act and the Exchange Act. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. The words "believes," "expects," "intends," "estimates," or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could," are intended to identify forward-looking statements. Specific forward-looking statements contained in this Annual Report include, among others:

  . expected increased demand for our products during fiscal 2001, . the timing and costs associated with building manufacturing facilities in
    Mexico,
  . estimated capital expenditures for fiscal 2001, . expected expenditures for environmental, health and safety law compliance, and
  . the anticipated outcome of pending environmental matters and litigation.

  With respect to forward-looking statements contained in this Annual Report, management has made assumptions regarding, among other things, our ability to integrate acquired companies, expected construction costs for new facilities in Mexico, expected labor costs in Mexico, the level of customer demand for our products, the amount and timing of expected capital expenditures, the estimated cost of compliance with environmental, health and safety laws and the expected resolution of various pending environmental matters and litigation. There can be no assurance that the assumptions made by us are correct.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                     December 30, 2000 and January 1, 2000

                                                                2000     1999
                                                              -------- --------
                                                               (in thousands,
                                                                   except
                                                               per share data)
                           Assets
Current assets:
  Cash and cash equivalents.................................. $  3,675 $  2,084
  Accounts receivable (less allowance of $14,011 and
   $9,693)...................................................   84,726   77,009
  Inventories................................................  206,227  168,487
  Prepaid expenses and other current assets..................    6,254    2,132
  Deferred income taxes......................................   16,656   15,381
                                                              -------- --------
    Total current assets.....................................  317,538  265,093
Property, plant and equipment:
  Land.......................................................   10,193   10,113
  Building and improvements..................................   96,556   87,706
  Machinery and equipment....................................  393,398  369,410
  Construction in progress...................................    8,351    9,209
                                                              -------- --------
                                                               508,498  476,438
  Less accumulated depreciation and amortization.............  216,035  179,705
                                                              -------- --------
    Net property, plant and equipment........................  292,463  296,733
Goodwill.....................................................  115,011  110,384
Other assets.................................................   20,461   12,372
                                                              -------- --------
                                                              $745,473 $684,582
                                                              ======== ========
            Liabilities and Shareholders' Equity
Current Liabilities:
  Current maturities of long-term debt....................... $ 25,872 $ 22,368
  Accounts payable...........................................   27,622   33,464
  Accrued compensation and related benefits..................   20,437   22,411
  Other accrued expenses.....................................   11,233   12,485
                                                              -------- --------
    Total current liabilities................................   85,164   90,728
Long-term debt...............................................  343,399  292,416
Deferred income taxes........................................   28,583   19,555
Other liabilities............................................   11,135   10,931

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 50,000,000
   shares; no shares issued..................................      --       --
  Common stock, Class A, $.01 par value; authorized
   175,000,000 shares; issued and outstanding 19,703,439
   shares (20,574,020 shares at January 1, 2000).............      197      206
  Common stock, Class B, $.01 par value; authorized
   35,000,000 shares; issued and outstanding 2,062,070
   shares....................................................       21       21
  Common stock, Class C, $.01 par value; authorized 5,000,000
   shares; no shares outstanding.............................      --       --
  Additional paid-in capital.................................  209,096  213,620
  Retained earnings..........................................   67,878   57,105
                                                              -------- --------
    Total shareholders' equity...............................  277,192  270,952
                                                              -------- --------
                                                              $745,473 $684,582
                                                              ======== ========

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME

       Years ended December 30, 2000, January 1, 2000 and January 2, 1999

                                                   2000      1999      1998
                                                 --------  --------  --------
                                                 (in thousands, except per
                                                        share data)
Net sales....................................... $663,467  $628,899  $517,443
Costs and expenses:
  Cost of sales.................................  541,063   512,977   406,619
  Selling, general and administrative expenses..   67,335    64,547    58,410
  Amortization of goodwill......................    3,137     2,859       589
  Other operating costs, net....................      --     (2,267)    5,347
                                                 --------  --------  --------
Operating income................................   51,932    50,783    46,478
Other income, net...............................      226       603       334
Equity in loss of joint venture.................     (226)      --        --
Interest expense................................  (32,931)  (28,416)  (18,713)
                                                 --------  --------  --------
Income before income taxes and extraordinary
 item...........................................   19,001    22,970    28,099
Provision for income taxes......................    8,228     8,255    10,998
                                                 --------  --------  --------
Income before extraordinary item................   10,773    14,715    17,101
Extraordinary item, net of income taxes:
  Loss on early extinguished of debt............      --        --       (405)
                                                 --------  --------  --------
Net income...................................... $ 10,773  $ 14,715  $ 16,696
                                                 ========  ========  ========
Earnings per share--basic:
  Income before extraordinary item.............. $   0.49  $   0.64  $   0.86
  Extraordinary item............................      --        --      (0.02)
                                                 --------  --------  --------
  Net income per share--basic................... $   0.49  $   0.64  $   0.84
                                                 ========  ========  ========
Earnings per share--diluted:
  Income before extraordinary item.............. $   0.49  $   0.63  $   0.85
  Extraordinary item............................      --        --      (0.02)
                                                 --------  --------  --------
  Net income per share--diluted................. $   0.49  $   0.63  $   0.83
                                                 ========  ========  ========



                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  Class  Class
                                    A      B    Additional
                                  Common Common  Paid-in   Retained
                                  Stock  Stock   Capital   Earnings   Total
                                  ------ ------ ---------- --------  --------
Balance at January 3, 1998.......  $168   $21    $139,140  $26,501   $165,830
Net income and comprehensive
 income..........................   --    --          --    16,696     16,696
Stock issued for acquisition.....    44   --       75,394      --      75,438
Exercise of stock options........   --    --          544      --         544
Tax effect of stock options
 exercised.......................   --    --          828      --         828
Retirement of common stock.......   --    --          --      (562)      (562)
                                   ----   ---    --------  -------   --------
Balance at January 2, 1999.......   212    21     215,906   42,635    258,774
Net income and comprehensive
 income..........................   --    --          --    14,715     14,715
Exercise of stock options........     2   --        1,919      --       1,921
Tax effect of stock options
 exercised.......................   --    --          787      --         787
Retirement of common stock.......   --    --          --      (245)      (245)
Repurchase of common stock.......    (8)  --       (4,992)     --      (5,000)
                                   ----   ---    --------  -------   --------
Balance at January 1, 2000.......   206    21     213,620   57,105    270,952
Net income and comprehensive
 income..........................   --    --          --    10,773     10,773
Exercise of stock options........   --    --           66      --          66
Repurchase of common stock.......    (9)  --       (4,590)     --      (4,599)
                                   ----   ---    --------  -------   --------
Balance at December 30, 2000.....  $197   $21    $209,096  $67,878   $277,192
                                   ====   ===    ========  =======   ========




                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       Years ended December 30, 2000, January 1, 2000 and January 2, 1999

                                                    2000      1999      1998
                                                  --------  --------  ---------
                                                        (in thousands)
Cash flows from operating activities:
 Net income.....................................  $ 10,773  $ 14,715  $  16,696
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Noncash interest expense......................       808       753        772
  Depreciation and amortization of property,
   plant and equipment..........................    37,210    38,912     30,220
  Amortization of goodwill......................     3,137     2,859        589
  Deferred income taxes.........................     7,752    10,756      3,463
  Writedown/disposal of assets..................      (206)      (25)       164
  Equity in loss of joint venture...............       226       --         --
  Other operating costs, net....................       --     (2,267)     5,347
  Extraordinary loss on extinguishment of debt..       --        --         659
 Changes in operating assets and liabilities,
  excluding effects of business acquired:
    Accounts receivable.........................   (11,351)   17,209     13,704
    Inventories.................................   (31,927)    3,399    (27,391)
    Prepaid expenses and other assets...........    (2,712)     (187)    (1,291)
    Accounts payable and accrued expenses.......    (8,974)  (16,557)   (32,653)
    Other liabilities...........................      (255)    1,334       (374)
                                                  --------  --------  ---------
      Net cash provided by operating
       activities...............................     4,481    70,901      9,905
                                                  --------  --------  ---------
Cash flows from investing activities:
 Capital expenditures...........................   (33,743)  (36,729)   (39,454)
 Proceeds from sale of assets...................       481     7,801      2,803
 Acquisition of business........................   (15,424)      --    (164,605)
 Investment in joint ventures...................    (3,762)      --         --
                                                  --------  --------  ---------
      Net cash used by investing activities.....   (52,448)  (28,928)  (201,256)
                                                  --------  --------  ---------
Cash flows from financing activities:
 Payments of long-term debt.....................   (22,424)   (2,327)   (41,054)
 Net proceeds from issuance of long-term debt...    16,045       --     207,458
 Net borrowings (payments)--working capital
  facility......................................    60,500   (37,000)    26,000
 Proceeds from exercise of stock options........        36     1,082        544
 Repurchase of common stock.....................    (4,599)   (5,000)       --
                                                  --------  --------  ---------
      Net cash provided (used) by financing
       activities...............................    49,558   (43,245)   192,948
                                                  --------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents....................................     1,591    (1,272)     1,597
Cash and cash equivalents at beginning of year..     2,084     3,356      1,759
                                                  --------  --------  ---------
Cash and cash equivalents at end of year........  $  3,675  $  2,084  $   3,356
                                                  ========  ========  =========

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             December 30, 2000, January 1, 2000 and January 2, 1999

NOTE 1. Significant Accounting Policies and Other Matters

Basis of presentation

  The consolidated financial statements include the accounts of Dan River Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany items have been eliminated in consolidation. The Company's investment in Zadar, S. de R.L. de C.V., a joint venture, is accounted for by the equity method.

Fiscal year

  The Company's fiscal year ends on the Saturday nearest to December 31. All references to fiscal 2000, 1999 and 1998 mean the 52 weeks ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

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

Inventories

  Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories at December 30, 2000 and January 1, 2000, respectively, by component are as follows:

                                                                 2000     1999
                                                               -------- --------
                                                                (in thousands)
     Finished goods........................................... $ 78,597 $ 55,710
     Work in process..........................................  110,591   92,707
     Raw materials............................................    3,215    8,475
     Supplies.................................................   13,824   11,595
                                                               -------- --------
     Total inventories........................................ $206,227 $168,487
                                                               ======== ========

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

Goodwill

  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the acquisitions of The Bibb Company on October 14, 1998 and Import Specialists, Inc. on April 3, 2000 (Note 2). Goodwill is being amortized on the straight-line method over forty years for the Bibb acquisition and over 20 years for the Import Specialists acquisition. Accumulated amortization at December 30, 2000 and January 1, 2000 was $6,585,000 and $3,448,000, respectively. Goodwill is reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of goodwill by comparing its carrying amount to estimated future undiscounted cash flows. The Company believes that no material impairment of goodwill existed at December 30, 2000.

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

Cotton futures contracts

  In connection with the purchasing of cotton for anticipated manufacturing requirements, the Company may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. These contracts are accounted for as hedges and, accordingly, gains or losses are deferred and reflected in cost of sales as an element of the cost of the finished product. Transactions related to cotton futures and option contracts during the three year period ended December 30, 2000 were not material.

Recent accounting pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended by SFAS No. 138, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of income or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of fiscal 2001. Due to the Company's minimal use of derivatives, adoption of the new standard will not have a significant effect on the Company's financial position or results of operations.

NOTE 2. Acquisitions

  On April 3, 2000, the Company acquired substantially all of the assets of Import Specialists, Inc. ("ISI") for $15,424,000 in cash, and the assumption of certain operating liabilities. The assets acquired consisted principally of receivables and inventory. The acquisition was funded with borrowings under our working capital line of credit. ISI was an importer of home textile products, including natural fiber doormats and bootscrapers, throws, area and accent rugs, and decorative pillows. The operations have been incorporated into the home fashions division as the "Import Specialty Products Group." The acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The allocation of the purchase price of ISI to the assets acquired resulted in goodwill of $7,764,000 being recorded.

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
                                                                     ========

NOTE 3. Shareholders' Equity

  All Class B common stock outstanding as of December 30, 2000 is held by certain members of the Company's senior management (and certain of their family members). With limited exceptions, owners of Class B common stock are entitled to 4.39 votes per share on matters brought before the Company's shareholders, whereas owners of Class A common stock are entitled to one vote per share.

  The Company has the option until September 2001 to purchase the common shares held by certain shareholders at a price equal to the fair market value at the date the option is exercised. The Company's call option may only be exercised once during any 12-month period. Mr. Joseph L. Lanier, Jr., Chairman and Chief Executive Officer, has a similar call option on certain issued and outstanding common shares, which has priority to the Company's call option. In addition, certain shareholders have the right to require the Company to register, at its expense, their shares under the Securities Act of 1933.

  In August 1999, the Board of Directors approved a share repurchase program authorizing the Company to utilize up to $10,000,000 to repurchase shares of Class A common stock. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. As of December 30, 2000 the Company had repurchased 1,631,144 shares for $9,599,000. No further repurchases are permitted under our credit facility.

NOTE 4. Long-Term Debt

  Long-term debt at December 30, 2000 and January 1, 2000, consists of the following:

                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Senior subordinated notes................................. $120,000 $120,000
   Working capital facility..................................  115,000   54,500
   Term loan.................................................  117,910  125,000
   Capital leases............................................    8,880   11,029
   Other borrowings with various rates and maturities........    7,481    4,255
                                                              -------- --------
                                                               369,271  314,784
   Less current maturities...................................   25,872   22,368
                                                              -------- --------
   Total long-term debt...................................... $343,399 $292,416
                                                              ======== ========

  The senior subordinated notes (the "Notes") consist of $120,000,000 in non-amortizing ten-year notes issued pursuant to an indenture dated December 15, 1993, bearing interest at 10 1/8% payable semi-annually.

  On October 14, 1998, in order to finance the Bibb acquisition, we replaced our $90 million revolving credit facility with a new $275 million credit facility. Under the original terms, this credit facility consisted of a $125 million amortizing term loan, and a $150 million non-amortizing revolving working capital credit line.

  The credit facility was amended during fiscal 2000 to permit our planned joint ventures in Mexico and to add $12,900,000 of new debt to the term loan. In February 2001, a subsequent amendment modified the interest coverage and leverage covenants for the fourth quarter of fiscal 2000 and subsequent fiscal quarters and increased the interest rate on all loans by 100 basis points. The amendment also places restrictions on the permitted investment in non-guarantor subsidiaries, capital expenditures, repurchase of capital stock, and payment of dividends. In addition to the existing security provided by our inventories and accounts receivable, we have further secured the credit facility with our real and personal property. In connection with these amendments, we incurred fees of $1,184,300.

  At December 30, 2000, the weighted average interest rate of the borrowings under the working capital facility was 8.23%. The Company pays a commitment fee on the unused portion of the $150,000,000 working capital line of credit. The working capital facility also provides for the issuance of letters of credit up to $10,000,000 outstanding of which $1,299,000 was outstanding at December 30, 2000.

  The weighted average interest rate of the borrowings under the $117,910,000 term loan facility outstanding at December 30, 2000 was 8.10%. Scheduled principal payments by fiscal year are: 2001, $23,000,000; 2002, $40,000,000;
2003, $54,910,000. The final payment is due September 30, 2003.

  The credit facility and the Notes contain certain restrictive covenants which, among other things, require the Company to meet earnings ratios, impose limitation on debt incurrence and restrict certain payments, including capital expenditures, dividends and payments for the repurchase of capital stock. At December 30, 2000, $62,878,000 of the Company's retained earnings was so restricted.

  The Company entered into interest rate swap agreements in fiscal 1999 to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At January 1, 2000, the Company had outstanding interest rate swap agreements maturing in the first quarter of 2000 against existing outstanding debt of $65,000,000. There were no interest rate swaps implemented in fiscal 2000.

  In fiscal 1998 the early retirement of debt obligations with proceeds from the credit facility resulted in an extraordinary loss of $659,000 less related income taxes of $254,000.

  The aggregate annual scheduled principal repayments of long-term debt for 2001, 2002, 2003, 2004 and 2005 are $25,872,000, $41,375,000, $291,230,000
(which includes $115,000,000 under the working capital facility and $120,000,000 under the Notes), $2,243,000 and $3,122,000 respectively.

  Cash payments of interest on debt were $30,912,000, $28,706,000 and $15,199,000 in fiscal 2000, 1999 and 1998, respectively.

NOTE 5. Income Taxes

  The provision for income taxes is comprised of the following:

                                                         2000   1999     1998
                                                        ------ -------  -------
                                                            (in thousands)
   Current:
     Federal........................................... $  426 $(2,336) $ 5,770
     State.............................................     50    (793)   1,765
                                                        ------ -------  -------
                                                           476  (3,129)   7,535
                                                        ------ -------  -------
   Deferred:
     Federal...........................................  6,787   9,484    3,568
     State.............................................    965   1,900     (105)
                                                        ------ -------  -------
                                                         7,752  11,384    3,463
                                                        ------ -------  -------
   Provision for income taxes.......................... $8,228 $ 8,255  $10,998
                                                        ====== =======  =======

  A reconciliation of the differences between the provision for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

                                                         2000    1999    1998
                                                        ------  ------  -------
                                                           (in thousands)
   Amount computed using the statutory rate............ $6,650  $8,040  $ 9,835
   Increase (decrease) in taxes resulting from:
     State taxes.......................................    660     719    1,079
     Amortization of goodwill..........................    996   1,001      206
     Donation of real estate...........................    --   (1,400)     --
     Other, net........................................    (78)   (105)    (122)
                                                        ------  ------  -------
   Provision for income taxes.......................... $8,228  $8,255  $10,998
                                                        ======  ======  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 30, 2000 and January 1, 2000 are as follows:

                                                              2000     1999
                                                            --------  -------
                                                             (in thousands)
   Deferred tax assets:
     Net operating loss and credit carryforwards........... $ 14,299  $18,944
     Accrued compensation and benefits.....................    7,708    7,856
     Inventory valuation and reserves......................    8,163    4,924
     Accounts receivable allowances........................    2,044    1,779
     Other nondeductible reserves and accruals.............    1,742    3,598
     Other.................................................    1,558    1,724
                                                            --------  -------
       Total deferred tax assets...........................   35,514   38,825
                                                            --------  -------
   Deferred tax liabilities:
     Book carrying value in excess of tax basis of
      property, plant and equipment........................   42,570   38,696
     Other.................................................    4,871    4,303
                                                            --------  -------
       Total deferred tax liabilities......................   47,441   42,999
                                                            --------  -------
       Net deferred tax liability.......................... $(11,927) $(4,174)
                                                            ========  =======

  At December 30, 2000 the Company had available federal net operating loss carryforwards of $14,800,000 which may be used to offset future taxable income. These carryforwards expire beginning in fiscal 2017. In addition, the Company had available a minimum tax credit carryforward of $8,700,000 which may be used to reduce future federal regular income taxes over an indefinite period.

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

  The federal income tax returns of the Company for fiscal 1996 and prior years are closed to assessment by the Internal Revenue Service. However, the net operating loss and credit carryforwards that existed at the end of fiscal 1996 remain open to adjustment. The Company believes that it has adequately provided for income taxes, and that any potential adjustments or assessments that might be made by the Internal Revenue Service or other taxing authorities would not have a material impact on the Company's financial position or results of operations.

  The Company received $429,000 and $260,000 in income tax refunds during fiscal 2000 and 1999, respectively, and made income tax payments of $6,200,000 during fiscal 1998.

NOTE 6. Benefit Plans

Retirement plans

  The Company sponsors qualified noncontributory defined benefit pension plans that cover the majority of its full-time employees. The following tables set forth the changes in benefit obligations and plan assets of the plans for fiscal 2000 and 1999, and the funded status of the plans as of December 30, 2000 and January 1, 2000.

                                                              2000     1999
                                                             -------  -------
                                                             (in thousands)
   Change in benefit obligations:
     Benefit obligations at beginning of year............... $33,536  $34,641
     Service cost...........................................   2,148    2,449
     Interest cost..........................................   2,827    2,567
     Actuarial loss (gain)..................................   1,642   (4,553)
     Benefits paid..........................................  (1,735)  (1,568)
                                                             -------  -------
     Benefit obligations at end of year.....................  38,418   33,536
                                                             -------  -------
   Change in plan assets:
     Fair value of plan assets at beginning of year.........  37,246   33,175
     Actual return on plan assets...........................   1,360    4,032
     Company contributions..................................   2,409    1,607
     Benefits paid..........................................  (1,735)  (1,568)
                                                             -------  -------
     Plan assets at end of year.............................  39,280   37,246
                                                             -------  -------
   Funded status............................................     862    3,710
   Unrecognized actuarial loss..............................  (1,607)  (5,640)
   Unrecognized prior service cost..........................      (6)      (5)
                                                             -------  -------
   Net amount recognized at end of year..................... $  (751) $(1,935)
                                                             =======  =======
   Amounts recognized in the consolidated statement of
    financial position consist of:
     Prepaid pension cost................................... $ 1,014  $   935
     Accrued pension cost...................................  (1,765)  (2,870)
                                                             -------  -------
     Net amount recognized at end of year................... $  (751) $(1,935)
                                                             =======  =======

  The projected benefit obligations and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $15,625,000 and $14,202,000, respectively, as of December 30, 2000; and
$13,479,000 and $13,122,000, respectively, as of January 1, 2000.

  Weighted average assumptions used in measuring benefit obligations as of year-end are as follows:

                                                                       2000 1999
                                                                       ---- ----
     Discount rate.................................................... 7.7% 8.0%
     Expected return on plan assets................................... 9.5% 9.5%
     Rate of compensation increase.................................... 4.0% 5.0%

  Net periodic benefit cost included the following components:

                                                          2000    1999    1998
                                                         ------  ------  ------
                                                            (in thousands)
   Service cost......................................... $2,148  $2,449  $1,787
   Interest cost........................................  2,827   2,567   1,829
   Expected return on assets............................ (3,569) (3,170) (2,214)
   Actuarial gain.......................................   (181)    --      --
                                                         ------  ------  ------
   Net periodic benefit cost............................ $1,225  $1,846  $1,402
                                                         ======  ======  ======

  The Company also sponsors 401(k) plans for salary paid employees and certain hourly paid employees not covered under defined benefit plans. Company matching contributions amounted to $694,000, $557,000 and $292,000, respectively, for fiscal 2000, 1999 and 1998.

Supplemental retirement plan

  The Company maintains an unfunded supplemental retirement plan for certain former employees that provides for payments upon retirement, death or disability over the longer of the employee's life or ten years. The benefit obligations of $2,388,000 and $2,492,000 at December 30, 2000 and January 1, 2000, respectively, are accrued in the accompanying consolidated balance sheets. The Company is a beneficiary of life insurance policies on certain participants in this plan.

Stock option plans

  The Company maintains stock incentive plans adopted in fiscal 1997 and fiscal 2000 that allow for the grant of stock options, restricted stock, stock appreciation rights and other stock-based awards to key employees and non-employee directors. Through fiscal 2000 all grants pursuant to these plans were for nonqualified options to purchase Class A common stock at a price equal to the fair market value of the stock on the date of grant. The options generally vest ratably over periods ranging from three to four years, and expire at the end of 10 years. As of December 30, 2000, 1,493,900 shares were available for future grants under the fiscal 2000 plan. No further grants are permitted under the fiscal 1997 plans.

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

  The Company has applied APB 25 in accounting for stock options and, accordingly, no compensation expense has been recorded in fiscal 2000, 1999 or 1998. If the Company had determined compensation expense based on fair value at the grant date for its stock options under SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          2000    1999    1998
                                                         ------- ------- -------
                                                          (in thousands, except
                                                             per share data)
   Net income:
     As reported........................................ $10,773 $14,715 $16,696
     Pro forma..........................................   9,631  13,817  16,033
   Per share:
     As reported--
       Basic............................................    0.49    0.64    0.84
       Diluted..........................................    0.49    0.63    0.83
     Pro forma--
       Basic............................................    0.44    0.60    0.81
       Diluted..........................................    0.44    0.59    0.80

  The pro forma results reflect amortization of the fair value of stock options over the vesting period, and only take into consideration options granted after fiscal 1994. The weighted average fair value of options granted in fiscal 2000, 1999 and 1998, was estimated to be $2.81, $2.62 and $3.82, respectively. The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends.

  The following weighted average assumptions were used in the valuation of options:

                                                            2000   1999   1998
                                                            -----  -----  -----
   Expected option life in years...........................   6.0    6.0    6.0
   Risk-free interest rate.................................  6.51%  6.13%  4.73%
   Expected stock price volatility......................... 50.00% 40.00% 37.00%

  The following is a summary of stock option activity:

                                                          Options Exercisable
                               Options Exercisable         Against Principal
                             Against Unissued Shares           Shareholder
                             ---------------------------  ---------------------
                                            Weighted --             Weighted --
                                              Average      Number     Average
                             Number of        Exercise       of      Exercise
                               Shares          Price       Shares      Price
                             -------------  ------------  --------  -----------
Outstanding at January 3,
 1998......................      1,182,450    $    10.98   399,500     $0.57
Conversion of Bibb ISO's...        347,586          5.46       --        --
Granted....................        502,500          8.66       --        --
Exercised..................        (63,799)         6.08  (178,450)     0.57
Forfeited..................         (3,500)        15.00       --        --
                             -------------    ----------  --------     -----
Outstanding at January 2,
 1999......................      1,965,237          9.56   221,050      0.57
Granted....................        521,100          5.37       --        --
Exercised..................       (197,492)         5.51  (221,050)     0.57
Forfeited..................       (102,103)         8.09       --        --
                             -------------    ----------  --------     -----
Outstanding at January 1,
 2000......................      2,186,742          9.00       --        --
Granted....................        525,600          5.02       --        --
Exercised..................         (6,644)         5.46       --        --
Forfeited..................        (64,261)         7.48       --        --
                             -------------    ----------  --------     -----
Outstanding at December 30,
 2000......................      2,641,437    $     8.26       --      $  --
                             =============    ==========  ========     =====
Options exercisable at
 January 2, 1999...........        758,986    $     6.38   221,050     $0.57
                             =============    ==========  ========     =====
Options exercisable at
 January 1, 2000...........        964,934    $     8.66       --      $ --
                             =============    ==========  ========     =====
Options exercisable at
 December 30, 2000.........        919,843    $     8.70       --      $ --
                             =============    ==========  ========     =====

  A summary of stock options outstanding against unissued shares at December 30, 2000 follows:

                                 Options outstanding        Options exercisable
                          --------------------------------- --------------------
                                        Weighted   Weighted             Weighted
                                        average    average              average
Range of                    Number     remaining   exercise   Number    exercise
exercise prices           Outstanding life (years)  price   exercisable  price
---------------           ----------- ------------ -------- ----------- --------
$2.19 -- $6.85...........  1,609,487      6.3       $ 5.75    607,037    $ 6.66
$7.19 -- $9.81...........    446,625      7.9       $ 8.36    114,364    $ 8.38
$15.00 -- $20.13.........    585,325      6.9       $15.09    198,442    $15.10

NOTE 7. Other Operating Costs, Net

  Other operating costs, net for fiscal 1999 includes a $1,764,000 pre-tax gain from reversal of reserves established in fiscal 1997 in connection with the closure of the Company's Riverside apparel fabrics weaving facilities in Danville, Virginia. During fiscal 1999 the Company donated the Long Mill, one of two mill complexes which make up the Riverside facilities, to a local nonprofit historical organization for future renovation and development into a multi-use retail and residential facility. At the time of the donation, $1,662,000 remained of a $3,106,000 reserve that was established in fiscal 1997 for the estimated cost of demolishing the mill buildings and related costs. Due to the donation of the Long Mill, it is no longer anticipated that the remaining Riverside property will be demolished. Accordingly, the Company reversed the remaining reserve. In fiscal 1999, the Company also reversed $102,000 of the reserve established in fiscal 1997 for severance and benefit costs associated with Riverside closure, due to lower-than-anticipated actual costs.

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

  At December 30, 2000, $570,000 remained in a reserve established in fiscal 1995 for removal of asbestos and equipment from an idle building which is located in the same historic district as the Riverside facilities discussed above. Work on this project was suspended for a period of time while the Virginia Department of Transportation considered various sites for relocating a bridge, one of which would have resulted in the condemnation of the property. The asbestos and equipment removal is currently on hold pending other decisions concerning the historic district.

  Following is a summary of the reserve account activity during the three fiscal years ended December 30, 2000 related to Other Operating Costs, Net:

                                                           2000  1999     1998
                                                           ---- -------  ------
                                                             (in thousands)
   Balance at beginning of year........................... $570 $ 3,609  $3,933
   Expense accrued........................................  --      --      301
   Expenditures...........................................  --   (1,239)   (625)
   Change in estimate.....................................  --   (1,800)    --
                                                           ---- -------  ------
   Balance at end of year................................. $570 $   570  $3,609
                                                           ==== =======  ======

NOTE 8. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                  2000       1999       1998
                                               ---------- ---------- ----------
                                                (in thousands except per share
                                                            data)
Numerator for basic and diluted earnings per
 share--income before extraordinary item...... $   10,773 $   14,715 $   17,101
                                               ========== ========== ==========
Denominator:
  Denominator for basic earnings per share--
   weighted-average shares.................... 22,023,830 23,145,636 19,802,684
  Effect of dilutive securities:
  Employee stock options......................        --      90,234    232,632
                                               ---------- ---------- ----------
  Denominator for diluted earnings per share--
   weighted average shares adjusted for
   dilutive securities........................ 22,023,830 23,235,870 20,035,316
                                               ========== ========== ==========
Basic earnings per share...................... $     0.49 $     0.64 $     0.86
                                               ========== ========== ==========
Diluted earnings per share.................... $     0.49 $     0.63 $     0.85
                                               ========== ========== ==========

NOTE 9. Leases

  The Company leases certain manufacturing equipment, warehouses and office facilities under operating leases that expire at various dates through 2014. Rental expense for fiscal 2000, 1999 and 1998 amounted to approximately $7,806,000, $8,344,000 and $7,730,000, respectively, net of rental income on noncancelable leases and subleases of approximately $992,000, $1,021,000 and $252,000, respectively.

  The Company also leases certain manufacturing equipment and a manufacturing facility under arrangements treated as capital leases. The manufacturing equipment leases expire at various dates through 2005, and the manufacturing facility lease expires in 2018.

  Assets under capital leases included in property, plant and equipment at December 30, 2000 and January 1, 2000 are as follows:

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Land........................................................ $   609 $   609
   Buildings and improvements..................................   2,281   2,281
   Machinery and equipment.....................................  14,820  14,820
                                                                ------- -------
                                                                 17,710  17,710
   Less accumulated depreciation...............................   3,349   1,908
                                                                ------- -------
   Net assets under capital leases............................. $14,361 $15,802
                                                                ======= =======

  The future minimum lease payments due under leases that have initial or remaining noncancelable lease terms in excess of one year at December 30, 2000, are as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                (in thousands)
   2001....................................................... $ 3,169  $ 5,638
   2002.......................................................   1,482    4,864
   2003.......................................................   1,321    4,402
   2004.......................................................   2,131    4,151
   2005.......................................................   2,645    3,152
   Later......................................................     195   14,894
                                                               -------  -------
   Total minimum lease payments...............................  10,943  $37,101
                                                                        =======
   Less: amount representing interest.........................   2,063
                                                               -------
   Present value of minimum lease payments.................... $ 8,880
                                                               =======

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

NOTE 11. Financial Instruments

Off balance sheet risk

  In connection with the purchase of cotton for anticipated manufacturing requirements, the Company enters into cotton forward purchase commitments, futures and option contracts in order to reduce the risk associated with future price fluctuations. The Company does not engage in speculation. There were no material cotton futures or options contracts outstanding at December 30, 2000, January 1, 2000 or January 2, 1999. See Note 1 for information on the Company's accounting policy with respect to cotton futures and option contracts.

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

Fair values

  The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The fair value of the Company's senior subordinated notes, based on quoted market prices, was $93,600,000 and $120,000,000 at December 30, 2000 and January 1, 2000, respectively, compared to a carrying value of $120,000,000. Based on rates available for similar types of borrowings, the carrying values of the Company's other debt approximated fair value at December 30, 2000 and January 1, 2000.

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

  The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates the performance of each segment based on operating income excluding: amortization of goodwill; plant closure charges and other one-time items reflected on the Consolidated Statements of Income as "Other Operating Costs, Net"; depreciation on the write-up of the Company's fixed assets from when it was acquired in 1989; and certain other items, such as idle facility costs. Assets attributable to the Company's operating segments consist primarily of: accounts receivable; inventories; and property plant and equipment, including an allocable share of shared facilities and corporate headquarters assets. Assets not attributable to segments include: cash; miscellaneous receivables; certain inventories of raw materials; prepaid expenses and other current assets; deferred income taxes; book value attributable to the write-up of the Company's fixed assets from when it was acquired in 1989; goodwill; and other noncurrent assets.

  Summarized information by reportable segment is shown in the following table:

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In thousands)
Net sales
  Home fashions.................................. $469,758  $431,828  $321,807
  Apparel fabrics................................  143,639   150,401   186,491
  Engineered products............................   50,070    46,670     9,145
                                                  --------  --------  --------
  Consolidated net sales......................... $663,467  $628,899  $517,443
                                                  ========  ========  ========
Operating income
  Home fashions.................................. $ 43,344  $ 50,878  $ 33,848
  Apparel fabrics................................   10,930     4,358    23,656
  Engineered products............................    2,341     2,725       169
  Corporate items not allocated to segments:
    Amortization of goodwill.....................   (3,137)   (2,859)     (589)
    Other operating costs, net...................      --      2,267    (5,347)
    Depreciation.................................      154    (5,162)   (4,822)
    Other........................................   (1,700)   (1,424)     (437)
                                                  --------  --------  --------
    Consolidated operating income................ $ 51,932  $ 50,783  $ 46,478
                                                  ========  ========  ========
Depreciation and amortization of property, plant
 and equipment
  Home fashions.................................. $ 23,571  $ 20,358  $ 12,150
  Apparel fabrics................................   12,594    12,401    13,137
  Engineered products............................    1,199       991       111
  Corporate depreciation not allocated to
   segments......................................     (154)    5,162     4,822
                                                  --------  --------  --------
  Consolidated depreciation and amortization of
   property, plant and equipment................. $ 37,210  $ 38,912  $ 30,220
                                                  ========  ========  ========
Capital expenditures
  Home fashions.................................. $ 27,837  $ 25,723  $ 26,444
  Apparel fabrics................................    4,584    10,637    12,910
  Engineered products............................    1,322       369       100
                                                  --------  --------  --------
  Consolidated capital expenditures in cash...... $ 33,743  $ 36,729  $ 39,454
                                                  ========  ========  ========
Assets at end of year
  Home fashions.................................. $425,704  $368,956  $385,040
  Apparel fabrics................................  123,605   138,540   149,813
  Engineered products............................   21,957    21,226    12,849
  Corporate assets not allocated to segments:....  174,207   155,860   172,508
                                                  --------  --------  --------
  Consolidated assets............................ $745,473  $684,582  $720,210
                                                  ========  ========  ========

  In fiscal years 2000, 1999 and 1998, sales to one customer, principally by the home fashions segment, accounted for approximately 12%, 13% and 15%, respectively, of consolidated net sales. In fiscal 2000 sales to another customer, solely by the home fashions segment, accounted for approximately 12% of net sales. Sales to customers outside of the United States amounted to less than 4% of consolidated net sales in fiscal 2000, 1999 and 1998. Assets located outside of the United States are not significant.

NOTE 13. Quarterly Financial Data (unaudited)

  The Company's unaudited consolidated results of operations are presented below (in thousands, except per share data):

                                               Year ended December 30, 2000
                                            -----------------------------------
                                             First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------- -------- -------- --------
Net sales.................................. $164,949 $157,232 $175,458 $165,828
Gross Profit...............................   30,898   31,854   36,299   23,353
Net income (loss)..........................    4,073    2,959    5,993   (2,252)
Per share:
  Net income (loss) --
    Basic..................................     0.18     0.13     0.28    (0.10)
    Diluted................................     0.18     0.13     0.28    (0.10)
                                                Year ended January 1, 2000
                                            -----------------------------------
                                             First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------- -------- -------- --------
Net sales.................................. $169,536 $154,104 $155,766 $149,493
Gross Profit...............................   27,895   28,847   32,765   26,415
Net income ................................    1,550    2,927    8,246    1,992
Per share:
  Net income --
    Basic..................................     0.07     0.13     0.36     0.09
    Diluted................................     0.07     0.12     0.36     0.09

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

NOTE 14. Subsequent Events

  On February 22, 2001, the Company and Grupo Industrial Zaga, S.A. de C.V. ("Zaga") entered into agreements to terminate their previously announced joint ventures for the manufacture of textiles and apparel in Mexico. Pursuant to the agreements, the Company acquired Zaga's interest in Zadar S. de R.L. de C.V. ("Zadar") through a $3,160,000 cash payment and, subject to certain contingencies (discussed below), the transfer of the Company's interest in the textile joint venture to Zaga. As a result, Zadar is now an indirect wholly owned subsidiary of Dan River Inc. and will own and operate a shirt manufacturing plant the parties have constructed in Jilotepec, State of Mexico. The textile joint venture, Danza, was also terminated pursuant to the agreement. However, the Company and Zaga each continue to own a 50% interest in Danza pending the satisfaction of certain contingencies relating to a water well being constructed at the Zadar location. If the well contingencies are satisfied, the Company has agreed to transfer its interest in Danza to Zaga. Danza's sole material asset is a parcel of land located in the State of Hidalgo, Mexico which is valued at approximately $1,500,000. If the contingencies are not satisfied, the Company expects that either Zaga will purchase Dan River's interest in Danza, or the land will be sold and Danza liquidated.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders Dan River Inc.

  We have audited the accompanying consolidated balance sheets of Dan River Inc. as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dan River Inc. at December 30, 2000 and January 1, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Greensboro, North Carolina
February 6, 2001
except for the third paragraph of note 4 and note 14, as to which the date is February 22, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The sections under the heading "Election of Directors" entitled "What is the background of this year's nominees?," "Who are the directors continuing in office until 2002?," and "Who are the directors continuing in office until 2003?" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 are incorporated herein by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding the executive officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

  The section under heading "Election of Directors" entitled "Compensation of Directors" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants Table," "Aggregated Options Table" and "Retirement Plans" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1. Financial Statements

  The following financial statements are filed under Item 8 of this Report:

  Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000.

  Consolidated Statements of Income for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999.

  Consolidated Statements of Shareholders' Equity for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999.

  Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999.

  Notes to Consolidated Financial Statements for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999.

  Report of Independent Auditors.

  2. The following Financial Statement Schedule is filed as part of this
  Report:

  Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable or not required.

  3. Exhibits

  The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

 (b) Reports on Form 8-K

  We filed a Report on Form 8-K dated October 12, 2000, in which we announced an adjustment to inventory that, among other things, would reduce nine months year-to-date pre-tax profits by $7.2 million ($4.4 million after-tax or $0.20 per share).

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

                                          Date: March 9, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       /s/ Donald J. Keller            Director                         March 9, 2001
______________________________________
           Donald J. Keller

    /s/ Joseph L. Lanier, Jr.          Chairman, Chief Executive        March 9, 2001
______________________________________  Officer and Director
        Joseph L. Lanier, Jr.           (Principal Executive
                                        Officer)

        /s/ Edward J. Lill             Director                         March 9, 2001
______________________________________
            Edward J. Lill

       /s/ John F. Maypole             Director                         March 9, 2001
______________________________________
           John F. Maypole

        /s/ Barry F. Shea              Executive Vice President--       March 9, 2001
______________________________________  Chief Financial Officer
            Barry F. Shea               (Principal Financial and
                                        Accounting Officer)

     /s/ Richard L. Williams           President and Chief              March 9, 2001
______________________________________  Operating Officer and
         Richard L. Williams            Director

                                                                     SCHEDULE II

                                 DAN RIVER INC.

                       VALUATION AND QUALIFYING ACCOUNTS

       Years ended December 30, 2000, January 1, 2000 and January 2, 1999

                                            Additions
                          Balance at -----------------------
                          Beginning  Charged to Costs                         Balance at
      Description          of Year     and Expenses   Other     Deductions(B) End of Year
      -----------         ---------- ---------------- ------    ------------- -----------
                                                 (in thousands)
Allowance for
 uncollectible accounts,
 discounts and claims
 (deducted from accounts
 receivable):
Year Ended December 30,
 2000...................   $ 9,693       $21,651      $  316(A)    $17,649      $14,011
                           =======       =======      ======       =======      =======
Year Ended January 1,
 2000...................   $10,020       $15,761      $   --       $16,088      $ 9,693
                           =======       =======      ======       =======      =======
Year ended January 2,
 1999...................   $ 6,230       $11,980      $3,244(A)    $11,434      $10,020
                           =======       =======      ======       =======      =======

--------
(A) Allowance related to receivables acquired through business combination.

(B) Includes writeoff of receivables (net of recoveries) and claims allowed.

                                 EXHIBIT INDEX

 Exhibit                                                            Sequential
 Number                   Description of Exhibit                     Page No.
 -------                  ----------------------                    ----------
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

  4.1    Form of Indenture between Dan River Inc. and Marine
          Midland Bank, N.A., as Trustee (including Form of Note)
          (incorporated by reference to Exhibit 4.1 in Dan
          River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

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

 10.3 Second Amendment to the Credit Agreement dated as of December 29, 1999 to the Credit Agreement among Dan
          River Inc. and certain of its subsidiaries, the several lenders parties thereto and First Union National Bank as Agent dated as of October 14, 1998 (incorporated by reference to Exhibit 10.3 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.4    Third Amendement to the Credit Agreement dated as of
          June 26, 2000 to the Credit Agreement among Dan River
          Inc. and certain of its subsidiaries, the several
          lenders parties thereto and First Union National Bank
          as Agent dated as of October 14, 1998 (incorporated by
          reference to Exhibit 10 in Dan River's Quarterly Report
          on Form 10-Q for the quarterly period ended July 1,
          2000)

 10.5*   Fourth Amendment to the Credit Agreement dated as of
          February 14, 2001 to the Credit Agreement among Dan
          River Inc. and certain of its subsidiaries, the several
          lenders parties thereto and First Union National Bank
          as Agent dated as of October 14, 1998

 10.6    Registration Rights Agreement, dated as of September 3,
          1991, among Dan River Inc. and the parties named therein (incorporated by reference to Exhibit 10.4 in Dan River's Registration Statement on Form S-1 (File
          No. 33-70442) filed on October 15, 1993)


 Exhibit                                                            Sequential
 Number                   Description of Exhibit                     Page No.
 -------                  ----------------------                    ----------
 10.7    Amendment to Registration Rights Agreement dated as of
          October 27, 1997, (incorporated by reference to Exhibit
          10.4.1 in Dan River's Annual Report on Form 10-K for
          the fiscal year ended January 3, 1998)

 10.8    Voting Agreement among Joseph L. Lanier, Jr., Richard L.
          Williams and Barry F. Shea and certain members of their families (incorporated by reference to Exhibit 10.5 in Amendment No. 2 to Dan River's Registration Statement on Form S-1 (File No. 333-36479))

 10.9    Amendment to Voting Agreement among Joseph L. Lanier,
          Jr., Richard L. Williams and Barry F. Shea and certain members of their families (incorporated by reference to Exhibit 10.7 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.10 Employment Agreement, dated as of October 29, 1997, between Dan River Inc. and Joseph L. Lanier, Jr.
          (incorporated by reference to Exhibit No. 10.7 in Amendment No. 2 to Dan River's Registration Statement on Form S-1 (File No. 333-36479))

 10.11 Employment Agreement, dated as of October 29, 1997, between Dan River Inc. and Richard L. Williams
          (incorporated by reference to Exhibit No. 10.8 in Amendment No. 2 to Dan River's Registration Statement on Form S-1 (File No. 333-36479))

 10.12 Employment Agreement, dated as of October 29, 1997, between Dan River Inc. and Barry F. Shea (incorporated by reference to Exhibit No. 10.9 in Amendment No. 2 to
          Dan River's Registration Statement on Form S-1 (File
          No. 333-36479))

 10.13   Form of Post-employment Letter Agreement between the Dan
          River Inc. and certain of its officers, including
          Messrs. Boozer and Goodrich (incorporated by reference to Exhibit No. 10.10 in Dan River's Registration
          Statement on Form S-1 (File No. 33-70442) filed on
          October 15, 1993)

 10.14 Dan River Inc. Amended and Restated Stock Option Plan and form of Option Agreement in effect prior to December 30, 1994 (incorporated by reference to Exhibit
          No. 10.14 in Dan River's Registration Statement on Form
          S-1 (File No. 33-70442) filed on October 15, 1993)

 10.15 Dan River Inc. Amended and Restated Stock Option Plan and form of Option Agreement as amended as of December
          30, 1994 (incorporated by reference to Exhibit 10.13 in
          Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.16   Form of Dan River Inc. 1997 Stock Incentive Plan
          (incorporated by reference to Exhibit No. 10.16 in Dan
          River's Registration Statement on Form S-1 (File No.
          333-36479))

 10.17   Form of Dan River Inc. 1997 Stock Plan for Outside
          Directors (incorporated by reference to Exhibit No.
          10.19 in Dan River's Registration Statement on Form S-1
          (File No. 333-36479))

 10.18 Dan River Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.16 in Dan River's Annual
          Report on Form 10-K for the fiscal year ended January
          1, 2000)

 10.19   Dan River Inc. 2000 Long-Term Incentive Plan
          (incorporated by reference to Exhibit 10.17 in Dan
          River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.20*  Dan River Inc. Non-qualified 401 (k) and Deferred
          Compensation Plan for Highly Compensated Employees and
          Directors

 10.21*  Dan River Inc. Supplemental Executive Retirement Plan


 Exhibit                                                            Sequential
 Number                   Description of Exhibit                     Page No.
 -------                  ----------------------                    ----------
 10.22*  Dan River Inc. Restricted Supplemental Executive
         Retirement Plan

 10.23   Members Agreement dated as of January 5, 2000 between
         Dan River International Ltd. and Grupo Industrial Zaga,
         S.A. de C.V. (regarding Danza Textil, S. de. R.L. de
         C.V.) (incorporated by reference to Exhibit 10.18 in Dan
         River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.24   Members Agreement dated as of January 5, 2000 between
         Dan River International Ltd. and Grupo Industrial Zaga,
         S.A. de C.V. (regarding Zadar S. de R.L. de C.V.)
         (incorporated by reference to Exhibit 10.19 in Dan
         River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 11      Statement regarding Computation of Earnings per share
         (incorporated by reference to Note 8 to Dan River's
         Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 21*     List of Subsidiaries

 23*     Consent of Ernst & Young LLP

 99.1*   Cautionary Statements relating to Forward Looking
         Statements

--------
*filed herewith