Form 10-Q
period 2001-03-31
DAN RIVER INC /GA/
filed 2001-05-11
CIK 914384

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

            For the quarterly period ended March 31, 2001
                                            OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _____________

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


Number of shares of common stock outstanding as of March 31, 2001:
                                              Class A:  19,703,439 Shares
                                              Class B:   2,062,070 Shares



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

The forward looking statements in this Quarterly Report are also subject to certain risks and uncertainties including, among others, that our performance in future periods may be adversely impacted by the cyclical nature of the textile industry, intense competition within the textile industry from both foreign imports and domestic sources of supply, fluctuations in the price and availability of cotton and other raw materials, our inability to make capital improvements necessary to maintain competitiveness, our inability to increase prices in order to recover increased energy, raw material, labor or other costs, possible adverse changes in governmental regulation regarding the import of cotton and textile products, difficulties in integrating acquired businesses and achieving cost savings, changes in environmental regulations, deterioration of relationships with or the loss of material customers, and adverse changes in general market and industry conditions, including but not limited to high inventory levels at retail or within the textile industry generally.

We believe that the forward looking statements in this Quarterly Report are reasonable; however, such statements are based on current expectations and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any forward-looking statements.

                              PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                   See Following Pages.

                                      DAN RIVER INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            March 31,      December 30,
                                                              2001            2000
                                                          ------------     ------------
                                                          (in thousands, except share
                                                                and per share data)
                                          ASSETS
Current assets:
   Cash and cash equivalents                              $      2,144     $     3,675
   Accounts receivable, net                                     88,617          84,726
   Inventories                                                 192,205         206,227
   Prepaid expenses and other current assets                     6,825           6,254
   Deferred income taxes                                        16,220          16,656
                                                          ------------     -----------
     Total current assets                                      306,011         317,538

Property, plant and equipment                                  519,812         508,498
   Less accumulated depreciation and amortization             (225,392)       (216,035)
                                                          ------------     -----------
     Net property, plant and equipment                         294,420         292,463

Goodwill, net                                                  115,636         115,011
Other assets                                                    13,024          20,461
                                                          ------------     -----------
                                                          $    729,091     $   745,473
                                                          ============     ===========


                                      DAN RIVER INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            March 31,      December 30,
                                                              2001            2000
                                                          ------------     ------------
                                                          (in thousands, except share
                                                                and per share data)

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                   $     39,087     $     25,872
   Accounts payable                                             26,845           27,622
   Accrued compensation and related benefits                    22,951           20,437
   Other accrued expenses                                       15,830           11,233
                                                          ------------     ------------
     Total current liabilities                                 104,713           85,164

Other liabilities:

   Long-term debt                                              317,593          343,399
   Deferred income taxes                                        24,544           28,583
   Other liabilities                                            11,568           11,135

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                                --               --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 19,703,439 shares                             197              197
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                               21               21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                                    --               --
   Additional paid-in capital                                  209,096          209,096
   Retained earnings                                            61,359           67,878
                                                          ------------     ------------
     Total shareholders' equity                                270,673          277,192
                                                          ------------     ------------
                                                          $    729,091     $    745,473
                                                          ============     ============





                                  See accompanying notes.

                                      DAN RIVER INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                            --------------------------
                                            March 31,           April 1,
                                              2001                2000
                                            ---------           ---------
                                (in thousands, except per share data)
Net sales                                   $ 164,000           $ 164,949

Costs and expenses:
  Cost of sales                               147,944             134,051
  Selling, general and
    administrative expenses                    16,821              15,971
  Amortization of goodwill                        806                 711
                                            ---------           ---------

Operating income (loss)                        (1,571)             14,216

Other income                                      164                 198
Equity in loss of joint venture                   (67)                 --
Interest expense                               (8,648)             (7,338)
                                            ---------           ---------
Income (loss) before income taxes             (10,122)              7,076

Provision (benefit) for income taxes           (3,603)              3,003
                                            ---------           ---------
Net income (loss)                           $  (6,519)          $   4,073
                                            =========           =========

Earnings (loss) per share:
  Basic                                     $   (0.30)          $    0.18
                                            =========           =========
  Diluted                                   $   (0.30)          $    0.18
                                            =========           =========













                                  See accompanying notes.

                                      DAN RIVER INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                          ---------------------------
                                                            March 31,        April 1,
                                                              2001             2000
                                                          ------------     ------------
                                                                (in thousands)
Cash flows from operating activities:
   Net income (loss)                                      $   (6,519)      $    4,073
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Noncash interest expense                                  265              188
       Depreciation and amortization of
         property, plant and equipment                         9,765            9,253
       Amortization of goodwill                                  806               711
       Deferred income taxes                                  (3,603)           2,660
       Writedown/disposal of assets                               96                9
       Changes in operating assets and liabilities:
         Accounts receivable                                  (4,169)         (17,835)
         Inventories                                          14,637           (4,646)
         Prepaid expenses and other assets                     1,233           (2,315)
         Accounts payable and accrued expenses                 9,698           12,819
         Other liabilities                                       265              (90)
                                                          ----------       ----------
           Net cash provided by operating
             activities                                       22,474            4,827
                                                          ----------       ----------
Cash flows from investing activities:
   Capital expenditures                                       (6,913)          (8,494)
   Proceeds from sale of assets                                   22              118
   Investment in subsidiary                                   (3,681)              --
                                                          ----------       ----------
           Net cash used by investing activities             (10,572)          (8,376)
                                                          ----------       ----------
Cash flows from financing activities:
   Payments of long-term debt                                 (7,090)          (5,553)
   Payments of debt issuance costs                              (843)              --
   Net borrowings (payments) - working capital
     facility                                                 (5,500)          13,000
   Repurchase of common stock                                     --           (2,874)
                                                          ----------       ----------
           Net cash provided (used) by financing
             activities                                      (13,433)           4,573
                                                          ----------       ----------
Net increase (decrease) in cash and cash
   equivalents                                                (1,531)           1,024
Cash and cash equivalents at beginning of period               3,675            2,084
                                                          ----------       ----------
Cash and cash equivalents at end of period                $    2,144       $    3,108
                                                          ==========       ==========

                                  See accompanying notes.

                                      DAN RIVER INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Dan River Inc. and its wholly-owned subsidiaries, (collectively, the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

2.   Adoption of New Accounting Standard

     Effective as of the beginning of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which requires that derivative instruments be reported on the balance sheet at fair value. The standard also establishes criteria for designation and effectiveness of hedging relationships.

     In connection with the purchasing of cotton for anticipated manufacturing requirements, the Company may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. Under SFAS 133, certain cotton futures and option contracts will no longer be accounted for as hedges. Due to the insignificance of such contracts and the absence of other derivative instruments subject to SFAS 133, the adoption of the new standard did not have a material impact on the Company's financial position or results of operations.

3.   Inventories

     The components of inventory are as follows:

                                                March 31,               December 30,
                                                  2001                     2000
                                              ------------             ------------
                                                        (in thousands)
            Finished goods                    $ 75,612                $ 78,597
            Work in process                    100,423                 110,591
            Raw materials                        3,109                   3,215
            Supplies                            13,061                  13,824
                                              --------                --------
                 Total Inventories            $192,205                $206,227
                                              ========                ========

4.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:

                                                                      Total
                                           Additional                 Share-
                         Common Stock     Paid-In         Retained    holders'
                       Class A  Class B   Capital         Earnings    Equity
                       ------- --------  ----------       --------    ----------
                                         (in thousands)
Balance at Dec-
  ember 30, 2000       $  197  $   21         $209,096    $67,878     $277,192

Net loss                  --      --                --     (6,519)      (6,519)
                       ------  ------         --------    -------     --------
Balance at March
  31, 2001             $  197  $   21         $209,096    $61,359     $270,673
                       ======= ======         ========    =======     ========


5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                              Three Months Ended
                                                          --------------------------
                                                            March 31,       April 1,
                                                              2001            2000
                                                          ------------     -----------
Numerator for basic and diluted earnings
  per share -- net income (loss)                          $(6,519,000)     $ 4,073,000
                                                          ===========      ===========
Denominator for basic and diluted earnings
  per share--weighted average shares                       21,765,509       22,501,461
                                                          ===========      ===========

Basic earnings (loss) per share                           $     (0.30)     $      0.18
                                                          ===========      ===========
Diluted earnings (loss) per share                         $     (0.30)     $      0.18
                                                          ===========      ===========


6.   Segment Information

     Summarized information by reportable segment is shown in the following tables:


                                                              Three Months Ended
                                                          ---------------------------
                                                            March 31,       April 1,
                                                              2001             2000
                                                          ------------     ------------
                                                                (in thousands)
   Net sales:
      Home fashions                                       $   120,529      $   114,373
      Apparel fabrics                                          32,202           36,951
      Engineered products                                      11,269           13,625
                                                          -----------      -----------
      Consolidated net sales                              $   164,000      $   164,949
                                                          ============     ===========

   Operating income (loss):
      Home fashions                                       $       485           12,239
      Apparel fabrics                                            (497)           3,232
      Engineered products                                        (398)             750
      Corporate items not allocated to segments:
         Amortization of goodwill                                (806)            (711)
         Other                                                   (355)          (1,294)
                                                          -----------      -----------
      Consolidated operating income (loss)                $    (1,571)     $    14,216
                                                          ===========      ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

NET SALES

Net sales for the first quarter of fiscal 2001 were $164.0 million, a decrease of $0.9 million or 0.6% from the first quarter of fiscal 2000.

Home Fashions

Net sales of home fashions products were $120.5 million for the first quarter of fiscal 2001, up $6.2 million or 5.4% from the first quarter of fiscal 2000. Incremental sales from the Import Specialists business we acquired in April 2000 were $3.0 million. The remainder of the increase is attributable to a significant program with a large mass merchant that began in the third quarter of fiscal 2000, which more than compensated for generally soft demand at retail for our home fashions products.

Apparel Fabrics

Net sales of apparel fabrics for the first quarter of fiscal 2001 were $32.2 million, a decrease of $4.7 million or 12.9% from the first quarter of fiscal 2000. Most of the decrease is attributable to the segment's largest product category, shirting fabrics, in which sales declined by $3.2 million, or 15.6%, reflecting the sluggish retail environment and softness in the career apparel market.

Engineered Products

Net sales of engineered products for the first quarter of fiscal 2001 were $11.3 million, a decrease of $2.4 million or 17.3% from the first quarter of fiscal 2000. The decrease generally reflects the slowdown in activity in the automobile and tire industries, which began to impact demand for our products in the fourth quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $16.8 million for the first quarter of fiscal 2001 (10.3% of net sales), an increase of $0.9 million or 5.3% from $16.0 million (9.7% of net sales) for the first quarter of fiscal 2000. Most of the increase is attributable to incremental expenses from the Import Specialists business, which we acquired in April 2000.

OPERATING INCOME

The Company generated a consolidated operating loss of $1.6 million in the first quarter of fiscal 2001, compared to $14.2 in operating income for the first quarter of fiscal 2000.

     Segment Operating Income:

Operating income for the home fashions segment was $0.5 million for the first quarter of fiscal 2001, including $0.2 million in operating income contributed by the Import Specialists business. In the first quarter of fiscal 2001 the soft retail environment, combined with our focus on inventory reduction, led to promotional pricing which adversely affected our product mix and resulted in lower margins. In addition, profitability was negatively impacted by higher energy and raw material costs, and by production curtailments which were necessary in order to attain targeted inventory levels.

The apparel fabrics segment generated a $0.5 million operating loss for the first quarter of fiscal 2001, compared to $3.2 million in operating income for the first quarter of fiscal 2000. In addition to the lower sales volume in the first quarter of fiscal 2001, profitability was negatively impacted by higher energy and raw material costs, and production curtailments that were necessary in order to keep inventories in line with demand for our products.

The engineered products segment generated a $0.4 million operating loss in the first quarter of fiscal 2001, compared to $0.8 million in operating income in the first quarter of fiscal 2000. The decrease in profitability reflects both the lower sales volume and higher per-unit manufacturing costs resulting from reduced manufacturing running schedules.

     Corporate Items:

Amortization of goodwill was $0.8 million in the first quarter of fiscal 2001 compared to $0.7 million in the first quarter of fiscal 2000. The increase in fiscal 2001 is attributable to goodwill resulting from our April 2000 acquisition of Import Specialists.

Other expenses not allocated to segments totaled $0.4 million in the first quarter of fiscal 2001 compared to $1.3 million in the first quarter of fiscal 2000. The fiscal 2000 amount includes $1.1 million related to depreciation on the write-up of the Company's fixed assets from its acquisition in 1989. The vast majority of the write-up was for manufacturing equipment that is now fully depreciated.

INTEREST EXPENSE

Interest expense was $8.6 million for the first quarter of fiscal 2001, up $1.3 million over the first quarter of fiscal 2000. Approximately 75% of the increase was caused by higher average debt levels, with the remainder attributable to higher average interest rates.

INCOME TAX PROVISION

The Company recorded a $3.6 million income tax benefit (35.6% of the pre-tax loss) for the first quarter of fiscal 2001, compared to a $3.0 million provision (42.4% of pre-tax income) for the first quarter of fiscal 2000. The effect of nondeductible goodwill amortization decreased the income tax benefit for the first quarter of fiscal 2001 by 2.7% of the pre-tax loss and increased the income tax provision in the first quarter of fiscal 2000 by 3.9% of pre-tax income.

NET INCOME AND EARNINGS PER SHARE

The net loss for the first quarter of fiscal 2001 was $6.5 million or $0.30 per share compared to net income of $4.1 million or $0.18 per share for the first quarter of fiscal 2000. Weighted average diluted shares outstanding decreased to 21.8 million for the first quarter of fiscal 2001 from 22.5 million for the first quarter of fiscal 2000, due to the repurchase of shares during the first half of fiscal 2000 under the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

General

We believe that internally generated cash flow, supplemented by borrowings under our working capital line of credit, will be sufficient to meet our foreseeable debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 56.9% at March 31, 2001.

Credit Facilities

We maintain a credit facility comprised of a term loan and a $150 million secured working capital line of credit. This credit facility is secured by our accounts receivable, inventories and real and personal property. The credit facility bears interest at the Base Rate plus applicable percentage, as defined (8.75% as of May 9, 2001) or LIBOR plus applicable percentage (6.67% as of May 9, 2001), for periods of one, two, three or six months, at our option.

The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of September 30, 2003. As of March 31, 2001, $109.6 million was used and $40.4 million was unused and available for borrowing. The term loan had an outstanding principal balance of $111.4 million at March 31, 2001. Scheduled amortization payments for fiscal 2001 on the term loan total $23.0 million, $6.5 million of which was paid in the first quarter.

The credit facility is provided pursuant to a loan agreement which contains certain covenants, including the maintenance of certain interest coverage ratio and maximum debt levels and limitations on mergers and consolidations, affiliated transactions, incurring liens, disposing of assets and limitations on investments. An event of default under the loan agreement includes Change of Control (as defined) as well as non-compliance with certain other provisions.

Working Capital

Net cash generated from operating activities in the three months ended March 31, 2001 was $22.5 million. Included in that amount is cash generated from operating assets and liabilities of $21.7 million, comprised of a $20.2 million source from operating working capital (accounts receivable - $4.2 million use, inventories - $14.7 million source, and accounts payable and accrued expenses - $9.7 million source) and a $1.5 million source of cash for prepaid expenses and other assets and other liabilities.

During the comparable three month period ended April 1, 2000, net cash generated from operating activities was $4.8 million. Included in that amount is a use of cash from operating assets and liabilities of $12.1 million, comprised of a $9.7 million use from operating working capital (accounts receivable - $17.8 million use, inventories - $4.6 million use, and accounts payable and accrued expenses - $12.8 million source) and a $2.4 million use of cash for prepaid expenses and other assets and other liabilities.

Investing Activities

During the first three months of fiscal 2001, we purchased $6.9 million in equipment and manufacturing improvements. In addition we invested $3.7 million in our Mexican garment manufacturing operations, including $3.2 million paid in connection with the purchase of our joint venture partner's interest.

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

                                        DAN RIVER INC.

Date:   May 11, 2001                    /s/ Barry F. Shea
                                        -----------------------------------
                                        Barry F. Shea
                                        Executive Vice President-Chief
                                        Financial Officer
                                        (Authorized Signing Officer and
                                        Principal Financial Officer)


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





