Form 10-Q
period 2001-06-30
DAN RIVER INC /GA/
filed 2001-08-13
CIK 914384

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

            For the quarterly period ended June 30, 2001
                                             OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of June 30, 2001:
                                                Class A:  19,928,689 Shares
                                                Class B:   2,062,070 Shares



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



                               PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                    See Following Pages.

                                       DAN RIVER INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30,        December 30,
                                                                2001             2000
                                                            -----------       -----------
                                                            (in thousands, except share
                                                                  and per share data)
                                           ASSETS
Current assets:
   Cash and cash equivalents                                $     1,171       $     3,675
   Accounts receivable, net                                      86,979            84,726
   Inventories                                                  177,531           206,227
   Prepaid expenses and other current assets                      6,870             6,254
   Deferred income taxes                                         15,716            16,656
                                                            -----------       -----------
        Total current assets                                    288,267           317,538

Property, plant and equipment                                   523,953           508,498
   Less accumulated depreciation and amortization              (234,859)         (216,035)
                                                            -----------       -----------
     Net property, plant and equipment                          289,094           292,463

Goodwill, net                                                   114,985           115,011
Other assets                                                      7,705            20,461
                                                            -----------       -----------
                                                            $   700,051       $   745,473
                                                            ===========       ===========


                                       DAN RIVER INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30,        December 30,
                                                                2001             2000
                                                            ------------      ------------
                                                            (in thousands, except share
                                                                  and per share data)

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                     $     42,296      $     25,872
   Accounts payable                                               23,641            27,622
   Accrued compensation and related benefits                      18,623            20,437
   Other accrued expenses                                         12,223            11,233
                                                            ------------      ------------
     Total current liabilities                                    96,783            85,164

Other liabilities:

   Long-term debt                                                305,797           343,399
   Deferred income taxes                                          21,090            28,583
   Other liabilities                                              11,815            11,135

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                                  --                --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 19,928,689 shares
     (19,703,439 shares at December 30, 2000)                        199               197
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                                 21                21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                                      --                --
   Additional paid-in capital                                    209,785           209,096
   Retained earnings                                              55,219            67,878
   Unearned compensation--restricted stock                          (658)               --
                                                            ------------      ------------
     Total shareholders' equity                                  264,566           277,192
                                                            ------------      ------------
                                                            $    700,051      $    745,473
                                                            ============      ============




                                   See accompanying notes.

                                       DAN RIVER INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                Three Months Ended                 Six Months Ended
                              -----------------------            ----------------------
                               June 30,         July 1,          June 30,        July 1,
                                 2001             2000             2001            2000
                              ---------         --------         --------        --------

                                          (in thousands, except per share data)

Net sales                     $ 161,858         $ 157,232        $ 325,859   $ 322,181

Costs and expenses:
  Cost of sales                 144,515           125,378          292,460     259,430
  Selling, general
      and administrative
      expenses                   16,846            18,066           33,666      34,036
  Amortization of
     goodwill                       889               810            1,694       1,522
                              ---------         ---------        ---------   ---------
Operating income (loss)            (392)           12,978           (1,961)     27,193

Other income (expense)             (113)              153               48         352
Equity in loss of
  joint venture                    (177)               --             (244)         --
Interest expense                 (8,407)           (7,869)         (17,055)    (15,207)
                              ---------         ---------        ---------   ---------
Income (loss) before
  income taxes                   (9,089)            5,262          (19,212)     12,338

Provision (benefit) for
  income taxes                   (2,950)            2,303           (6,553)      5,306
                              ---------         ---------        ---------   ---------
Net income (loss)             $  (6,139)        $   2,959        $ (12,659)  $   7,032
                              =========         =========        =========   =========

Basic and diluted earnings
  (loss) per share:           $   (0.28)        $    0.13        $   (0.58)  $    0.32
                              =========         =========        =========   =========




                                   See accompanying notes

                                       DAN RIVER INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

<caption>                                                       Six Months Ended
                                                            ---------------------------
                                                              June 30,          July 1,
                                                                2001              2000
                                                            ------------      ------------
                                                                  (in thousands)
Cash flows from operating activities:
   Net income (loss)                                         $  (12,659)      $    7,032
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Noncash interest expense                                     574              376
       Depreciation and amortization of
         property, plant and equipment                           19,763           18,652
       Amortization of goodwill                                   1,694            1,522
       Amortization of restricted stock compensation        33                        --
       Deferred income taxes                                     (6,553)           4,006
       Writedown/disposal of assets                                 153             (244)
   Changes in operating assets and liabilities:
       Accounts receivable                                       (2,044)          (5,607)
       Inventories                                               29,086          (36,724)
       Prepaid expenses and other assets                          1,039           (5,179)
       Accounts payable and accrued expenses                     (1,698)          11,316
       Other liabilities                                            436              (99)
                                                             ----------       ----------
           Net cash provided (used) by operating
             activities                                          29,824           (4,949)
                                                             ----------       ----------
Cash flows from investing activities:
   Capital expenditures                                         (12,055)         (19,657)
   Proceeds from sale of assets                                      80              450
   Acquisition of business                                           --          (15,456)
   Investment in subsidiary                                      (3,566)              --
                                                             ----------       ----------
           Net cash used by investing activities                (15,541)         (34,663)
                                                             ----------       ----------
Cash flows from financing activities:
   Payments of long-term debt                                   (14,178)         (11,100)
   Issuances of long-term debt                                       --           16,410
   Borrowings against cash surrender value of life
     insurance                                                    5,404               --
   Finance costs                                                 (1,013)            (365)
   Net borrowings (payments)-working capital
     facility                                                    (7,000)          41,500
   Proceeds from exercise of stock options                           --               36
   Repurchase of common stock                                        --           (4,599)
                                                             ----------       ----------
           Net cash provided (used) by
             financing activities                               (16,787)          41,882
                                                             ----------       ----------
Net increase (decrease) in cash and cash
   equivalents                                                   (2,504)           2,270
Cash and cash equivalents at beginning of period                  3,675            2,084
                                                             ----------       ----------
Cash and cash equivalents at end of period                   $    1,171       $    4,354
                                                             ==========       ==========

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

2.    Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." This standard, which will apply to all business combinations initiated after June 30, 2001, requires that the purchase method of accounting be used for all business combinations. The standard also provides criteria for the recognition and measurement of goodwill and other acquired intangible assets.

      Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangible assets with indefinite lives will be measured for impairment on at least an annual basis instead of being amortized. The Company will adopt SFAS in January 2002, but has not yet determined the effect that the standard will have on its financial condition or results of operations.

3.    Derivative Instruments and Hedging Activities

      Effective as of the beginning of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that derivative instruments be reported on the balance sheet at fair value. The standard also establishes criteria for designation and effectiveness of hedging relationships.

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

                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.    Inventories

      The components of inventory are as follows:

                                                  June 30,               December 30,
                                                   2001                      2000
                                                ------------             ------------
                                                          (in thousands)
            Finished goods                      $ 70,777                $ 78,597
            Work in process                       91,016                 110,591
            Raw materials                          3,153                   3,215
            Supplies                              12,585                  13,824
                                                --------                --------
                  Total Inventories             $177,531                $206,227
                                                ========                ========

5.    Credit Facility

      The Company maintains a credit facility comprised of a term loan and a $150 million secured working capital line of credit. This credit facility is secured by the Company's accounts receivable, inventories and real and personal property. The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of September 30, 2003. As of June 30, 2001, $108.1 million was used and $41.9 million was unused and available for borrowing. The term loan had an outstanding principal balance of $104.9 million at June 30, 2001. Scheduled amortization payments for fiscal 2001 on the term loan total $23.0 million, of which $13.0 million was paid in the first half of the year.

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

      The Company was in compliance with all covenants of the credit facility as of June 30, 2001, but anticipates that it may not be in compliance with certain financial covenants as of September 29, 2001. The Company has so notified the agent bank for the credit agreement and has initiated discussions regarding a potential waiver or amendment. While the Company can make no assurances, it believes that it will be able to obtain such waivers or amendment. If the financial or other covenants contained in the credit facility are violated and a waiver or amendment is not obtained, the Company would be in default under the credit facility and other debt obligations. If such a default occurs and is not waived by the lenders, the lenders could seek remedies against the Company as set forth in those agreements.

6.    Shareholders' Equity

      Activity in Shareholders' Equity is as follows:



                                                                       Unearned
                                                                        Compen-   Total
                                              Additional                sation-   Share-
                              Common Stock     Paid-in      Retained   Restricted holders'
                            Class A  Class B   Capital      Earnings     Stock    Equity
                            -------  -------  ---------     ---------  --------   --------
                                                            (in thousands)

Balance at December
  30, 2000                  $   197  $   21   $ 209,096     $ 67,878   $      --  $ 277,192

Net Loss                         --      --          --      (12,659)         --    (12,659)

Restricted stock awards           2      --         689           --        (691)        --

Amortization of unearned
  compensation                   --      --          --           --          33         33
                            -------  ------   ---------     --------   ---------  ---------
Balance at June 30, 2001    $   199  $   21   $ 209,785     $ 55,219   $    (658) $ 264,566
                            =======  ======   =========     =========  =========  =========



                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                Three Months Ended                 Six Months Ended
                              -----------------------            ----------------------
                               June 30,          July 1,         June 30,        July 1,
                                 2001             2000             2001            2000
                              ---------         --------         --------        --------
                                     (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share -- net
  income (loss)               $  (6,139)        $   2,959        $ (12,659)   $   7,032
                              =========         =========        =========    =========
Denominator for basic
    and diluted earnings
    per share--
    weighted-average
    shares                       21,766            22,063           21,766       22,282
                              =========         =========        =========    =========

Earnings (loss) per
   share--basic and
   diluted:                   $   (0.28)        $    0.13        $   (0.58)  $     0.32
                              =========         =========        =========   ==========




      In May 2001, the Company issued 225,250 shares of restricted Class A common stock. These shares, all of which were nonvested as of June 30, 2001, could potentially dilute earnings per share in the future, but were not included in the earnings per share computations for the three or six months ended June 30, 2001 because they were antidilutive.

8.    Segment Information

      Summarized information by reportable segment is shown in the following tables:


                                Three Months Ended                 Six Months Ended
                              -----------------------            ----------------------
                               June 30,         July 1,          June 30,        July 1,
                                 2001             2000             2001            2000
                              ---------         --------         --------        --------
                                                      (in thousands)

Net sales:
      Home fashions           $ 116,962         $ 105,624        $ 237,493      $ 219,997
      Apparel fabrics            33,835            38,261           66,036         75,212
      Engineered products    11,061                13,347           22,330         26,972
                              ---------         ---------        ---------      ---------
      Consolidated net
        sales                 $ 161,858         $ 157,232        $ 325,859      $ 322,181
                              =========         =========        =========      =========

Operating income (loss):
      Home fashions           $   2,675         $  10,152        $   3,160      $  22,392
      Apparel fabrics            (1,777)            3,175           (2,274)         6,407
      Engineered products      (340)                  822             (737)         1,572
      Corporate items not
        allocated to
        segments:
        Amortization of
          goodwill                (889)              (810)          (1,694)        (1,522)
        Other                       (61)             (361)            (416)        (1,656)
                              ---------         ---------        ---------      ---------

      Consolidated operating
        income (loss)         $    (392)        $  12,978        $  (1,961)     $  27,193
                              =========         =========        =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      Comparison of Three Months Ended June 30, 2001 and July 1, 2000

NET SALES

Net sales for the second quarter of fiscal 2001 were $161.9 million, an increase of $4.6 million or 2.9% over the second quarter of fiscal 2000.

Home Fashions

Net sales of home fashions products were $117.0 million for the second quarter of fiscal 2001, up $11.3 million or 10.7% from the second quarter of fiscal 2000. The increase is attributable to higher sales to mass merchants, which more than offset the effects of the otherwise generally soft demand for our home fashions products in other retail trade classes and in the hospitality and healthcare markets.

Apparel Fabrics

Net sales of apparel fabrics for the second quarter of fiscal 2001 were $33.8 million, a decrease of $4.4 million or 11.6% from the second quarter of fiscal 2000. Most of the decrease is attributable to lower sales of dress shirting and uniform fabrics, and to lower sales of greige (unfinished) fabrics to converters. We believe these decreases reflect the weak retail environment, rising unemployment in the service sector, and foreign competition.

Engineered Products

Net sales of engineered products for the second quarter of fiscal 2001 were $11.1 million, a decrease of $2.3 million or 17.1% from the second quarter of fiscal 2000. Most of the decrease was in sales of automotive and industrial hose yarns.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $16.8 million for the second quarter of fiscal 2001 (10.4% of net sales), a decrease of $1.2 million or 6.8% from $18.1 million (11.5% of net sales) for the second quarter of fiscal 2000. The decrease is attributable to lower incentive compensation expense and lower home fashions design costs.

OPERATING INCOME

The Company generated a consolidated operating loss of $0.4 million in the second quarter of fiscal 2001, compared to $13.0 million in operating income for the second quarter of fiscal 2000.

      Segment Operating Income:

Operating income for the home fashions segment was $2.7 million for the second quarter of fiscal 2001, compared to $10.2 million in the second quarter of fiscal 2000. Although sales volume increased during the quarter, a less favorable product mix, including promotional pricing due to our focus on inventory reduction, adversely impacted profit margins. In addition, profitability was negatively impacted by higher raw material costs, and by production curtailments which were necessary in order to attain targeted reductions in inventory levels.

The apparel fabrics segment generated a $1.8 million operating loss for the second quarter of fiscal 2001, compared to $3.2 million in operating income for the second quarter of fiscal 2000. The lower profitability reflects the lower sales volume, a competitive pricing environment, higher raw material costs, and the effects of unfavorable running schedules and production curtailments, which were necessary to keep inventories in line with demand for our products. In addition, the operating loss for the current quarter includes a $0.4 million loss from our shirt manufacturing subsidiary in Mexico, which only recently became operational. Prior to the Company's buyout of its joint venture partner in fiscal 2001, results from this business were reported as "Equity in loss of joint venture."

The engineered products segment generated a $0.3 million operating loss in the second quarter of fiscal 2001, compared to $0.8 million in operating income in the second quarter of fiscal 2000. The decrease in profitability reflects both the lower sales volume and a less favorable sales mix. In addition, manufacturing operations during the current quarter were hindered by downtime and other inefficiencies during the installation of new equipment and related plant layout changes.

Corporate expenses not allocated to segments totaled $1.0 million in the second quarter of fiscal 2001, including $0.9 million in amortization of goodwill. This compares to $1.2 million in expenses not allocated to segments in the second quarter of fiscal 2000, which included $0.8 million in amortization of goodwill. The higher amortization in fiscal 2001 is attributable to goodwill resulting from the acquisition of the remaining interest in the shirt manufacturing operation in Mexico.

INTEREST EXPENSE

Interest expense was $8.4 million for the second quarter of fiscal 2001, up $0.5 million over the second quarter of fiscal 2000. Most of the increase was attributable to higher average interest rates.

INCOME TAX PROVISION

The Company recorded a $3.0 million income tax benefit (32.5% of the pre-tax loss) for the second quarter of fiscal 2001, compared to a $2.3 million provision (43.8% of pre-tax income) for the second quarter of fiscal 2000. The effect of nondeductible goodwill amortization decreased the income tax benefit for the second quarter of fiscal 2001 by 3.4% of the pre-tax loss and increased the income tax provision in the second quarter of fiscal 2000 by 5.2% of pre-tax income. Losses attributable to our Mexican operations in the second quarter of fiscal 2001, for which no tax benefit was provided, decreased the income tax benefit by 2.7% of the pre-tax loss.

NET INCOME AND EARNINGS PER SHARE

The net loss for the second quarter of fiscal 2001 was $6.1 million or $0.28 per share compared to net income of $3.0 million or $0.13 per share for the second quarter of fiscal 2000. Weighted average diluted shares outstanding decreased to 21.8 million for the second quarter of fiscal 2001 from 22.1 million for the second quarter of fiscal 2000, due to the repurchase of shares during the first half of fiscal 2000 under the Company's stock repurchase program.

      Comparison of Six Months Ended June 30, 2001 and July 1, 2000

NET SALES

Net sales for the first six months of fiscal 2001 were $325.9 million, an increase of $3.7 million or 1.1% over net sales of $322.2 million for the first six months of fiscal 2000.

Net sales of home fashions products were $237.5 million for the first six months of fiscal 2001, up $17.5 million or 8.0% from the first six months of fiscal 2000. Excluding $1.6 million in incremental sales attributable to the Import Specialists business that we acquired in April 2000, net sales increased by $15.9 million. The increase is attributable to higher sales to mass merchants, which more than offset the effects of the otherwise generally soft demand for our home fashions products in other retail trade classes and in the hospitality and healthcare markets.

Net sales of apparel fabrics for the first six months of fiscal 2001 were $66.0 million, down $9.2 million or 12.2% from the first six months of fiscal 2000. Most of the decrease is attributable to lower sales of dress shirting and uniform fabrics, and to lower sales of greige (unfinished) fabrics to converters. We believe these decreases reflect the weak retail environment, rising unemployment in the service sector, and foreign competition.

Net sales of engineered products were $22.3 million for the first six months of fiscal 2001, down $4.6 million or 17.2% from the first six months of fiscal 2000. Most of the decrease was in sales of automotive and industrial hose yarns.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $33.7 million for the first six months of fiscal 2001 (10.3% of net sales), compared to $34.0 million (10.6% of net sales) for the first six months of fiscal 2000. The slight decrease was caused by lower incentive compensation in the current year, offset in part by incremental expenses associated with the Import Specialists business, which we acquired in April, 2000.

OPERATING INCOME

The Company recorded a consolidated operating loss of $2.0 million in the first six months of fiscal 2001, compared to $27.2 million in operating income for the first six months of fiscal 2000.

      Segment Operating Income:

Operating income for the home fashions segment was $3.2 million for the first six months of fiscal 2001, compared to $22.4 million in operating income earned in the first six months of fiscal 2000. Although sales volume increased during the first six months of fiscal 2001, a less favorable product mix, including promotional pricing due to our focus on inventory reduction, adversely impacted profit margins. In addition, profitability was negatively impacted by higher energy and raw material costs, and by production curtailments which were necessary in order to attain targeted reductions in inventory levels.

The apparel fabrics segment generated a $2.3 million operating loss for the first six months of fiscal 2001, compared to $6.4 million in operating income for the first six months of fiscal 2000. The lower profitability in the first six months of fiscal 2001 reflects the lower sales volume, a competitive pricing environment, higher energy and raw material costs, and the effects of unfavorable running schedules and production curtailments, which were necessary to keep inventories in line with demand for our products. In addition, the current year operating loss includes a $0.4 million loss from our shirt manufacturing subsidiary in Mexico, which only recently became operational. Prior to the Company's buyout of its joint venture partner in fiscal 2001, results from this business were reported as "Equity in loss of joint venture."

The engineered products segment generated a $0.7 million operating loss for the first six months of fiscal 2001, compared to $1.6 million in operating income for the first six months of fiscal 2000. The decrease in profitability reflects both the lower sales volume and a less favorable sales mix. In addition, manufacturing operations during the first six months of fiscal 2001 were hindered by downtime and other inefficiencies during the installation of new equipment and related plant layout changes.

      Corporate Items:

Amortization of goodwill was $1.7 million in the first six months of fiscal 2001 compared to $1.5 million in the first six months of fiscal 2000. The increase in fiscal 2001 is attributable to goodwill resulting from our April 2000 acquisition of Import Specialists and our fiscal 2001 acquisition of the remaining interest in the shirt manufacturing operation in Mexico.

Other expenses not allocated to segments totaled $0.4 million in the first six months of fiscal 2001 compared to $1.7 million in the first six months of fiscal 2000. The fiscal 2000 amount includes $1.2 million attributable to depreciation on the write-up of the Company's fixed assets from its acquisition in 1989. The vast majority of the write-up was for manufacturing equipment that is now fully depreciated.

INTEREST EXPENSE

Interest expense was $17.1 million for the first six months of fiscal 2001, up $1.8 million over the first six months of fiscal 2000. The increase was caused by both higher average debt levels and higher average interest rates.

INCOME TAX PROVISION

The Company recorded a $6.6 million income tax benefit (34.1% of the pre-tax loss) for the first six months of fiscal 2001, compared to a $5.3 million provision (43.0% of pre-tax income) for the first six months of fiscal 2000. The effect of nondeductible goodwill amortization decreased the income tax benefit for the first six months of fiscal 2001 by 3.0% of the pre-tax loss and increased the income tax provision in the first six months of fiscal 2000 by 4.4% of pre-tax income. Losses attributable to our Mexican operations in the first six months of fiscal 2001, for which no tax benefit was provided, decreased the income tax benefit by 1.4% of the pre-tax loss.

NET INCOME AND EARNINGS PER SHARE

The net loss for the first six months of fiscal 2001 was $12.7 million or $0.58 per share compared to net income of $7.0 million or $0.32 per share for the first six months of fiscal 2000. Weighted average outstanding decreased to 21.8 million for the first six months of fiscal 2001 from 22.3 million for the first six months of fiscal 2000 due to the repurchase of shares during the first half of fiscal 2000 under the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

General

We believe that internally generated cash flow, supplemented by borrowings under our working capital line of credit, will be sufficient to meet our foreseeable debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 56.8% at June 30, 2001.

Credit Facilities

We maintain a credit facility comprised of a term loan and a $150 million secured working capital line of credit. This credit facility is secured by our accounts receivable, inventories and real and personal property. The credit facility bears interest at the Base Rate plus applicable percentage, as defined (8.50% as of August 7, 2001) or LIBOR plus applicable percentage, as defined (6.71% as of August 7, 2001), for periods of one, two, three or six months, at our option.

The working capital line is non-amortizing and any amounts outstanding are due at the final maturity of September 30, 2003. As of June 30, 2001, $108.1 million was used and $41.9 million was unused and available for borrowing. The term loan had an outstanding principal balance of $104.9 million at June 30, 2001. Scheduled amortization payments for fiscal 2001 on the term loan total $23.0 million, of which $13.0 million was paid in the first half.

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

We were in compliance with all covenants of the credit facility as of June 30, 2001. However, we anticipate that we may not be in compliance with certain financial covenants as of September 29, 2001. We have so notified the agent bank for our credit agreement and have initiated discussions regarding a potential waiver or amendment. While we can make no assurances, we believe we will be able to obtain such waivers or amendments. If the financial or other covenants contained in the credit facility are violated and we have not obtained a waiver or amendment, the Company would be in default under the credit facility and other debt obligations. If such a default occurs and is not waived by the lenders, the lenders could seek remedies against the company as set forth in those agreements.

Working Capital

Net cash generated from operating activities in the six months ended June 30, 2001 was $29.8 million. Included in that amount is cash from operating assets and liabilities of $26.8 million, comprised of a $25.3 million source from operating working capital (accounts receivable - $2.0 million use, inventories - $29.1 million source, and accounts payable and accrued expenses
- $1.7 million use) and a $1.5 million source of cash for prepaid expenses and other assets and other liabilities.

During the comparable six month period ended July 1, 2000, net cash used in operating activities was $4.9 million. Included in that amount is a use of cash from operating assets and liabilities of $36.3 million, comprised of a $31.0 million use of operating working capital (accounts receivable - $5.6 million use, inventories - $36.7 million use, and accounts payable and accrued expenses - $11.3 million source) and a $5.3 million use of cash for prepaid expenses and other assets and other liabilities. The inventory buildup was due primarily to the rollout of a major new home fashions program which began shipping during the third quarter of 2000.

Investing Activities

During the first six months of fiscal 2001, we purchased $12.1 million in equipment and manufacturing improvements. Additionally, we invested $3.6 million in our Mexican garment manufacturing operations, including $3.2 million paid in connection with the purchase of our joint venture partner's interest.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

                                PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

            The registrant's Annual Meeting of Shareholders was held on April 19, 2001. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

      1.    Election of Directors

            Election of Donald J. Keller and Joseph L. Lanier, Jr. to hold office until the Annual Meeting of Shareholders in 2004, or until their successors are elected and qualified:

            1. Donald J. Keller       For:  26,037,168   Withheld:  200,480

            2. Joseph L. Lanier, Jr.  For:  25,853,873   Withheld:  383,775

            Continuing directors are Edward J. Lill, John F. Maypole and Richard L. Williams.

      3. To ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 2001.

            For:  26,131,913        Against:  98,731        Abstained:  7,004

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

                                          DAN RIVER INC.

Date:  August 13, 2001                    /s/ Barry F. Shea
                                          -----------------------------------
                                          Barry F. Shea
                                          Executive Vice President-Chief
                                          Financial Officer
                                          (Authorized Signing Officer and
                                          Principal Financial Officer)


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

