Form 10-Q
period 2001-09-29
DAN RIVER INC /GA/
filed 2001-11-13
CIK 914384

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

           For the quarterly period ended September 29, 2001
                                          OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of November 2, 2001:
                                                   Class A:  19,926,189 Shares
                                                   Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Forward Looking Statements.
--------------------------

This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward looking statements. The words "believes," "expects," "intends," "estimates" or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could", are intended to identify forward-looking statements. Specific forward looking statements contained in this Quarterly Report include, among others, statements regarding our ability to obtain an amendment of our credit facility and the adequacy of the Company's liquidity and capital resources. These forward looking statements are found in Part I, Item 2. There can be no assurance that the assumptions made by management are correct.

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



                            PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                 See Following Pages.

                                    DAN RIVER INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         Sept. 29,     December 30,
                                                            2001            2000
                                                        -----------      -----------
                                                        (in thousands, except share
                                                              and per share data)
                                        ASSETS
Current assets:
  Cash and cash equivalents                             $    11,978      $     3,675
  Accounts receivable, net                                   90,806           84,726
  Inventories                                               167,406          206,227
  Prepaid expenses and other current assets                   9,409            6,254
  Deferred income taxes                                      16,257           16,656
                                                        -----------      -----------
       Total current assets                                 295,856          317,538

Property, plant and equipment                               527,512          508,498
  Less accumulated depreciation and amortization           (244,806)        (216,035)
                                                        -----------      -----------
    Net property, plant and equipment                       282,706          292,463

Goodwill, net                                               116,036          115,011
Other assets                                                  7,041           20,461
                                                        -----------      -----------
                                                        $   701,639      $   745,473
                                                        ===========      ===========


                                    DAN RIVER INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          Sept. 29,      December 30,
                                                            2001            2000
                                                        ------------     ------------
                                                        (in thousands, except share
                                                              and per share data)

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current maturities of long-term debt                  $    209,694     $     25,872
  Accounts payable                                            27,082           27,622
  Accrued compensation and related benefits                   20,954           20,437
  Other accrued expenses                                      13,843           11,233
                                                        ------------     ------------
    Total current liabilities                                271,573           85,164

Other liabilities:

  Long-term debt                                             132,592          343,399
  Deferred income taxes                                       17,797           28,583
  Other liabilities                                           13,247           11,135

Shareholders' equity:

  Preferred stock, $.01 par value; authorized
    50,000 shares; no shares issued                               --               --
  Common stock, Class A, $.01 par value;
    authorized 175,000,000 shares; issued
    and outstanding 19,928,689 shares
    (19,703,439 shares at December 30, 2000)                     199              197
  Common stock, Class B, $.01 par value;
    authorized 35,000,000 shares; issued
    and outstanding 2,062,070 shares                              21               21
  Common stock, Class C, $.01 par value;
    authorized 5,000,000 shares; no shares
    outstanding                                                   --               --
  Additional paid-in capital                                 209,785          209,096
  Retained earnings                                           57,031           67,878
  Unearned compensation--restricted stock                       (606)              --
                                                        ------------     ------------
    Total shareholders' equity                               266,430          277,192
                                                        ------------     ------------
                                                        $    701,639     $    745,473
                                                        ============     ============




                                See accompanying notes.

                                    DAN RIVER INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                              Three Months Ended               Nine Months Ended
                            -----------------------          ----------------------
                             Sept. 29,        Sept. 30,      Sept. 29,    Sept. 30,
                               2001            2000            2001          2000
                            ---------        ---------       ---------    ----------

                                       (in thousands, except per share data)

Net sales                   $ 159,390        $ 175,458       $ 485,249    $ 497,639

Costs and expenses:
  Cost of sales               139,965          139,159         432,424      398,589
   Selling, general
     and administrative
     expenses                  15,643           16,471          49,309       50,506
  Amortization of
     goodwill                   1,021              803           2,715        2,325
                            ---------        ---------       ---------    ---------
Operating income                2,761           19,025             801       46,219

Other income                     647                83             695          434
Equity in loss of
  joint venture                     --            (130)           (244)        (130)
Interest expense               (7,688)          (8,841)        (24,744)     (24,048)
                            ---------        ---------       ---------    ---------
Income (loss) before
  income taxes                 (4,280)          10,137         (23,492)      22,475

Provision (benefit) for
  income taxes                 (6,092)           4,144         (12,645)       9,450
                            ---------        ---------       ---------     --------
Net income (loss)           $   1,812        $   5,993       $ (10,847)    $ 13,025
                            =========        =========       =========     ========

Basic and diluted
  earnings (loss) per
  share:                    $    0.08        $    0.28       $   (0.50)    $   0.59
                            =========        =========       =========      ========




                                See accompanying notes

                                    DAN RIVER INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                        ---------------------------
                                                         Sept. 29,         Sept. 30,
                                                            2001             2000
                                                        ------------     ------------
                                                              (in thousands)
Cash flows from operating activities:
  Net income (loss)                                       $  (10,847)    $   13,025
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Noncash interest expense                                   893            592
      Depreciation and amortization of
        property, plant and equipment                         29,827         28,195
      Amortization of goodwill                                 2,715          2,325
      Amortization of restricted stock compensation        85                    --
      Deferred income taxes                                  (12,459)         7,950
      Writedown/disposal of assets                               257           (231)
      Changes in operating assets and liabilities:
        Accounts receivable                                   (5,959)       (26,854)
        Inventories                                           39,210        (46,151)
        Prepaid expenses and other assets                     (1,087)        (7,537)
        Accounts payable and accrued expenses                  6,895          3,122
        Other liabilities                                        653           (231)
                                                          ----------     ----------
    Net cash provided (used) by operating activities  50,183                (25,795)
                                                          ----------     ----------
Cash flows from investing activities:
  Capital expenditures                                       (15,791)       (27,788)
  Proceeds from sale of assets                                    88            480
  Acquisition of business                                         --        (15,574)
  Investment in subsidiary                                    (3,566)            --
                                                          ----------     ----------
    Net cash used by investing activities                    (19,269)       (42,882)
                                                          ----------     ----------
Cash flows from financing activities:
  Payments of long-term debt                                 (24,985)       (16,683)
  Proceeds from issuance of long-term debt                        --         16,410
  Borrowings against cash surrender value of
    life insurance                                             5,427             --
  Finance costs                                               (1,053)          (365)
  Net borrowings (payments) - working
    capital facility                                          (2,000)        75,000
  Proceeds from exercise of stock options                         --             36
  Repurchase of common stock                                      --         (4,599)
                                                          ----------     ----------
    Net cash provided (used) by financing
       activities                                            (22,611)        69,799
                                                          ----------     ----------
Net increase in cash and cash equivalents                      8,303          1,122
Cash and cash equivalents at beginning of period               3,675          2,084
                                                          ----------     ----------
Cash and cash equivalents at end of period                $   11,978     $    3,206
                                                          ==========     ==========
                                 See accompanying notes.

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

     Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangible assets with indefinite lives will be measured for impairment on at least an annual basis instead of being amortized. The Company will adopt SFAS No. 142 in January 2002, but has not yet determined the effect that the standard will have on its financial condition or results of operations. Amortization of goodwill for the nine months ended September 29, 2001 was $2.7 million.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No.121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." The Company will adopt SFAS No. 144 in January 2002, but has not yet determined the effect that the standard will have on its financial condition or results of operations.

3.   Derivative Instruments and Hedging Activities

     Effective as of the beginning of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that derivative instruments be reported on the balance sheet at fair value. The standard also establishes criteria for designation and effectiveness of hedging relationships. In connection with the purchasing of cotton for anticipated manufacturing requirements, the Company may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. Under SFAS No. 133, certain cotton futures and option contracts will no longer be accounted for as hedges. Due to the insignificance of such contracts and the absence of other derivative instruments subject to SFAS No. 133, the adoption of the new standard did not have a material impact on the Company's financial position or results of operations.

4.   Inventories

     The components of inventory are as follows:

                                              Sept. 29,               December 30,
                                                2001                     2000
                                             ------------            ------------
                                                      (in thousands)
           Finished goods                    $ 63,316               $ 78,597
           Work in process                     88,645                110,591
           Raw materials                        3,072                  3,215
           Supplies                            12,373                 13,824
                                             --------               --------
                Total Inventories            $167,406               $206,227
                                             ========               ========


5.   Credit Facilities

     On October 14, 1998, the Company entered into a $275 million credit facility comprised of a $150 million revolving working capital facility (including letters of credit) and a $125 million term loan which, pursuant to subsequent amendment, was increased by $12.9 million. The facility matures September 30, 2003 and, as amended, is secured by substantially all of the Company's real and personal property.

     Borrowings under the credit facility bear interest at the Base Rate plus applicable percentage, as defined (7.00% as of November 8, 2001) or LIBOR plus applicable percentage (5.34% as of November 8, 2001), for periods of one, two, three or six months, at the Company's option. The term loan of $125 million was fully borrowed at its inception in October of 1998 and has scheduled amortization payments, which began in fiscal 2000. In June 2000, the Company added $12.9 million of new debt to the term loan. As of September 29, 2001, the balance outstanding under the term loan was $94.9 million. The next quarterly payment of $10.0 million is due during the first quarter of fiscal 2002, on December 31, 2001. At September 29, 2001, $113.0 million was outstanding under the working capital line of credit and $34.4 was unused and available. The working capital line is non-amortizing.

     The credit facility is provided pursuant to a loan agreement which, as amended, contains certain covenants, including the maintenance of an interest coverage ratio and maximum debt levels and limitations on mergers and consolidations, affiliated transactions, incurring liens, disposing of assets and limitations on investments. An event of default under the loan agreement includes a Change of Control (as defined) as well as non-compliance with certain other provisions.

     The Company was in compliance with all covenants of the credit facility as of June 30, 2001; however, in anticipation that the Company might not be in compliance with certain financial covenants as of September 29, 2001, it notified the agent bank for the credit facility and initiated discussions regarding a potential waiver or amendment. As a result of these discussions the Company has obtained a waiver of violations of the leverage, interest and senior leverage covenants through December 10, 2001. The Company has agreed to a maximum borrowing limit under the revolving line of credit of $120 million (including letters of credit) during the waiver period. As a result, at November 13, 2001 the Company has liquidity (cash and borrowing availability) of approximately $20 million.

     The Company believes that internally generated cash flow, supplemented by borrowings under the revolving line of credit, will be sufficient to meet its foreseeable debt service requirements, capital expenditures, and working capital needs through the waiver period (December 10, 2001) and, if the Company successfully completes negotiations of an acceptable amendment to the credit facility, for the foreseeable future. The Company is currently in the process of negotiating an amendment to the credit facility that will, among other things, reestablish the $150 million maximum borrowing limit under the revolving line of credit, permanently waive financial covenant defaults occurring prior to the effective date of the amendment and amend certain financial and other covenants. While the Company believes that it will be able to successfully negotiate this amendment, there can be no assurance that it will be able to do so. The amendment must be approved by the requisite percentage of the commitments and borrowings outstanding under the credit facility. The requisite percentage may be either a majority or 100% of the commitments and borrowings outstanding depending upon the amendment sought.

     In the event the amendment is not approved by the requisite percentage, and a further waiver after December 10, 2001 is not granted, the lenders will be entitled to exercise all of their rights under the credit facility including, without limitation, refusing to permit additional borrowings, declaring all amounts outstanding under the credit facility immediately due and payable and/or exercising their rights with respect to the collateral securing the credit facility. Consequently, the inability to obtain such an amendment would have a material adverse effect on the Company's financial condition and results of operations. Until such time as the credit facility is amended as discussed above or all amounts outstanding under the credit facility are repaid in full, borrowings outstanding under the credit facility will be classified as a current liability on the Company's consolidated balance sheet.

                                    DAN RIVER INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   Shareholders' Equity

     Activity in Shareholders' Equity is as follows:



                                                                  Unearned
                                                                   Compen-   Total
                                            Additional             sation-   Share-
                            Common Stock     Paid-in    Retained  Restricted holders'
                          Class A  Class B   Capital    Earnings    Stock    Equity
                          -------  -------  ---------   --------- --------   --------
                                                        (in thousands)

Balance at December
  30, 2000                $   197  $   21   $ 209,096   $ 67,878  $      --  $ 277,192

Net Loss                       --      --          --    (10,847)        --    (10,847)

Restricted stock awards         2      --         689         --       (691)        --

Amortization of unearned
  compensation                 --      --          --         --         85         85
                          -------  ------   ---------   --------  ---------  ---------
Balance at Sept. 29, 2001 $   199  $   21   $ 209,785   $ 57,031  $    (606) $ 266,430
                          =======  ======   =========   ========= =========  =========



7.   Income Taxes

     During the third quarter of fiscal 2001, the Internal Revenue Service completed its examination of the Company's federal income tax returns through tax year 1999. The examination resulted in the assessment of $0.9 million in taxes and interest, all of which was offset against overpaid taxes for tax year 2000. Based on the results of the examination and a review of the Company's tax position, a $5.0 million benefit for the reversal of income tax liabilities recorded in prior years was recorded and included in the "benefit for income taxes" for the three- and nine-month periods ended September 29, 2001. Also as a result of this review, the Company recorded a $2.1 million decrease in certain deferred tax assets associated with our fiscal 1998 acquisition of The Bibb Company and a corresponding increase in goodwill.

8.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                              Three Months Ended              Nine Months Ended
                            -----------------------          ----------------------
                             Sept. 29,       Sept. 30,       Sept. 29,     Sept. 30,
                               2001            2000            2001           2000
                            ---------        --------        --------       --------
                                   (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share--net
  income (loss)             $   1,812        $   5,993       $ (10,847)   $  13,025
                            =========        =========       =========    =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                     21,766           21,766          21,766       22,110

  Effect of dilutive
    securities:
      Unvested restricted
      shares                     225                --              --            --
                            ---------        ---------       ---------     ---------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities        21,991           21,766          21,766      22,110
                            =========        =========       =========   =========
Earnings (loss) per share:

  Basic                     $    0.08        $    0.28       $   (0.50)  $    0.59
                            =========        =========       =========   =========

  Diluted                   $    0.08        $    0.28       $   (0.50)  $    0.59
                            =========        =========       =========   =========


In May 2001, the Company issued 225,250 shares of restricted Class A common stock. These shares, all of which were nonvested as of September 29, 2001, could potentially dilute earnings per share in the future, but were not included in the earnings per share computations for the nine months ended September 29, 2001 because their inclusion would have been antidilutive.

9.   Segment Information

     Summarized information by reportable segment is shown in the following tables:


                              Three Months Ended              Nine Months Ended
                            -----------------------          ----------------------
                             Sept. 29,       Sept. 30,       Sept. 29,     Sept. 30,
                               2001            2000            2001           2000
                            ---------        --------        --------       --------
                                                   (in thousands)

Net sales:
     Home fashions          $ 123,681        $ 128,840       $ 361,174     $ 348,837
     Apparel fabrics           25,185           34,339          91,221       109,550
     Engineered products    10,524              12,279          32,854        39,252
                            ---------        ---------       ---------     ---------
     Consolidated net
       sales                $ 159,390        $ 175,458       $ 485,249     $ 497,639
                            =========        =========       =========     =========

Operating income (loss):
     Home fashions          $   6,719        $  16,457       $   9,879     $  38,849
     Apparel fabrics           (2,356)           3,134          (4,630)         9,541
     Engineered products      (174)                502            (911)         2,075
     Corporate items not
       allocated to
       segments:
       Amortization of
         goodwill             (1,021)             (803)         (2,715)        (2,325)
       Other                     (407)            (265)           (822)        (1,921)
                            ---------        ---------       ---------     ---------

     Consolidated
       operating income     $   2,761        $  19,025       $     801     $  46,219
                            =========        =========       =========     =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     Comparison of Three Months Ended September 29, 2001 and September 30,
2000

NET SALES

Net sales for the third quarter of fiscal 2001 were $159.4 million, a decrease of $16.1 million or 9.2% from the third quarter of fiscal 2000.

Home Fashions

Net sales of home fashions products were $123.7 million for the third quarter of fiscal 2001, down $5.2 million or 4.0% from the third quarter of fiscal 2000. Overall, sales in the third quarter of fiscal 2001 were strong, although they did not reach the levels of a year earlier, which included the rollout of a significant program. Excluding the initial shipments associated with the program rollout in the third quarter of fiscal 2000, sales to mass merchants increased in the third quarter of fiscal 2001, while sales to department stores, specialty stores and to the hospitality and healthcare markets decreased.

Apparel Fabrics

Net sales of apparel fabrics for the third quarter of fiscal 2001 were $25.2 million, a decrease of $9.2 million or 26.7% from the third quarter of fiscal 2000. Sales of dress shirting and uniform fabrics, and sales of greige (unfinished) fabrics to converters were all significantly lower in the third quarter of fiscal 2001, reflecting the weak retail environment and rising unemployment in the service sector. Partially offsetting these decreases were higher sales of sportswear fabrics, primarily bottom weight pant fabrics, which increased from $0.8 million in the third quarter of fiscal 2000 to $3.0 million in the third quarter of fiscal 2001.

Engineered Products

Net sales of engineered products for the third quarter of fiscal 2001 were $10.5 million, a decrease of $1.8 million or 14.3% from the third quarter of fiscal 2000. Most of the decrease was in sales of automotive and industrial hose yarns, reflecting the generally weak economic environment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $15.6 million for the third quarter of fiscal 2001 (9.8% of net sales), a decrease of $0.8 million or 5.0% from $16.5 million (9.4% of net sales) for the third quarter of fiscal 2000. The decrease is mostly attributable to lower incentive compensation expense.

OPERATING INCOME

Consolidated operating income for the third quarter of fiscal 2001 was $2.8 million (1.7% of net sales), compared to $19.0 million (10.8% of net sales) for the third quarter of fiscal 2000.

     Segment Operating Income:

Operating income for the home fashions segment was $6.7 million for the third quarter of fiscal 2001, compared to $16.5 million in the third quarter of fiscal 2000. A less favorable product mix and higher per-unit manufacturing costs both contributed to the lower profitability in the third quarter of fiscal 2001. The less favorable product mix was caused in large part by promotional pricing due to our focus on inventory reduction. The higher per-unit manufacturing costs also primarily relate to our efforts to reduce inventories, which resulted in unfavorable running schedules and production curtailments. The home fashions segment has reduced its inventories by almost $50 million since the third quarter of fiscal 2000, including a $9.8 million reduction in the third quarter of fiscal 2001.

The apparel fabrics segment generated a $2.4 million operating loss in the third quarter of fiscal 2001, compared to $3.1 million in operating income for the third quarter of fiscal 2000. The lower profitability reflects the lower sales volume, a competitive pricing environment, and higher per-unit costs due to unfavorable running schedules and production curtailments, which were necessary to keep inventories in line with demand for our products. In addition, the operating loss for the current quarter includes $0.6 million in startup losses from our shirt manufacturing subsidiary in Mexico. Construction of the manufacturing facility is now substantially complete and we are actively marketing programs to major retailers. Prior to the Company's buyout of its joint venture partner in fiscal 2001, results from this business were reported as "Equity in loss of joint venture."

The engineered products segment generated a $0.2 million operating loss in the third quarter of fiscal 2001, compared to $0.5 million in operating income in the third quarter of fiscal 2000. The decrease in profitability reflects both the lower sales volume and less efficient manufacturing performance.

     Corporate Items:

Amortization of goodwill was $1.0 million in the third quarter of fiscal 2001 compared to $0.8 million in the third quarter of fiscal 2000. The increase in fiscal 2001 is attributable to goodwill resulting from fiscal 2001 acquisition of the remaining interest in the shirt manufacturing operation in Mexico and a $2.1 million increase in goodwill resulting from an adjustment to deferred taxes associated with our fiscal 1998 acquisition of The Bibb Company. (see discussion below under "Income Taxes.").

Other expenses not allocated to segments totaled $0.4 million in the third quarter of fiscal 2001 compared to $0.3 million in the third quarter of fiscal 2000.

INTEREST EXPENSE

Interest expense was $7.7 million for the third quarter of fiscal 2001, down $1.2 million from the third quarter of fiscal 2000. The decrease reflects both lower average debt levels and lower average interest rates.

INCOME TAXES

The Company recorded a $6.1 million income tax benefit for the third quarter of fiscal 2001. Included in that amount is a $5.0 million benefit for the reversal of income tax liabilities recorded in prior years. During the third quarter of fiscal 2001, the Internal Revenue Service completed its examination of the Company's federal income tax returns through tax year 1999. The examination resulted in the assessment of $0.9 million in taxes and interest, all of which was offset against overpaid taxes for tax year 2000. Based on the results of the examination and a review of the Company's tax position, the $5.0 million benefit referred to above was recorded. Also as a result of this review, the Company recorded a $2.1 million decrease in certain deferred tax assets associated with our fiscal 1998 acquisition of The Bibb Company and a corresponding increase in goodwill.

Excluding the one-time $5.0 million income tax benefit discussed above, the income tax benefit for the third quarter of fiscal 2001 was $1.1 million (25.8% of the pre-tax loss), compared to a $4.1 million provision (40.9% of pre-tax income) for the third quarter of fiscal 2000. The effect of nondeductible goodwill amortization decreased the income tax benefit for the third quarter of fiscal 2001 by 8.3% of the pre-tax loss and increased the income tax provision in the third quarter of fiscal 2000 by 2.7% of pre-tax income. Losses attributable to our Mexican operations in the third quarter of fiscal 2001, for which no tax benefit was provided, decreased the income tax benefit by 4.4% of the pre-tax loss.

NET INCOME AND EARNINGS PER SHARE

Net income for the third quarter of fiscal 2001 was $1.8 million or $0.08 per share, including the one-time income tax benefit of $5.0 million or $0.23 per share, discussed above. This compares to net income of $6.0 million or $0.28 per share for the third quarter of fiscal 2000.

     Comparison of Nine Months Ended September 29, 2001 and September 30,
2000

NET SALES

Net sales for the first nine months of fiscal 2001 were $485.2 million, a decrease of $12.4 million or 2.5% from the first nine months of fiscal 2000.

Net sales of home fashions products were $361.2 million for the first nine months of fiscal 2001, up $12.3 million or 3.5% from the first nine months of fiscal 2000. The increase is attributable to higher sales to mass merchants, which more than offset decreased sales of home fashions products to other retail trade classes and to the hospitality and healthcare markets.

Net sales of apparel fabrics for the first nine months of fiscal 2001 were $91.2 million, down $18.3 million or 16.7% from the first nine months of fiscal 2000. Sales of dress shirting and uniform fabrics, and sales of greige (unfinished) fabrics to converters were all significantly lower in the first nine months of fiscal 2001, reflecting the weak retail environment and rising unemployment in the service sector. Partially offsetting these decreases were higher sales of sportswear fabrics, primarily bottom weight pant fabrics, which increased from $3.7 million in the first nine months of fiscal 2000 to $8.5 million in the first nine months of fiscal 2001

Net sales of engineered products were $32.9 million for the first nine months of fiscal 2001, down $6.4 million or 16.3% from the first nine months of fiscal 2000. Most of the decrease was in sales of automotive and industrial hose yarns, reflecting the generally weak economic environment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $49.3 million for the first nine months of fiscal 2001 (10.2% of net sales), a decrease of $1.2 million or 2.4% from $50.5 million (10.1% of net sales) for the first nine months of fiscal 2000. The decrease was caused by lower incentive compensation in the current year, offset in part by incremental expenses associated with the Import Specialists business, which we acquired in April, 2000.

OPERATING INCOME

The Company recorded consolidated operating income of $0.8 million in the first nine months of fiscal 2001, compared to $46.2 million for the first nine months of fiscal 2000.

     Segment Operating Income:

Operating income for the home fashions segment was $9.9 million for the first nine months of fiscal 2001, compared to $38.8 million in operating income earned in the first nine months of fiscal 2000. Although sales increased by 3.5% in the first nine months of fiscal 2001, profits were adversely impacted by a less favorable product mix and higher per-unit manufacturing costs. The less favorable product mix was caused in large part by promotional pricing due to our focus on inventory reduction. The higher per-unit manufacturing costs also primarily relate to our efforts to reduce inventories, which resulted in unfavorable running schedules and production curtailments. The home fashions segment has reduced its inventories by almost $50 million since the third quarter of fiscal 2000.

The apparel fabrics segment generated a $4.6 million operating loss for the first nine months of fiscal 2001, compared to $9.5 million in operating income for the first nine months of fiscal 2000. The lower profitability reflects the lower sales volume, a competitive pricing environment, and higher per-unit costs due to unfavorable running schedules and production curtailments, which were necessary to keep inventories in line with demand for our products. In addition, the operating loss for the current year includes $1.0 million in startup losses from our shirt manufacturing subsidiary in Mexico. Construction of the manufacturing facility is now substantially complete and we are actively marketing programs to major retailers. Prior to the Company's buyout of its joint venture partner in fiscal 2001, results from this business were reported as "Equity in loss of joint venture."

The engineered products segment generated a $0.9 million operating loss for the first nine months of fiscal 2001, compared to $2.1 million in operating income for the first nine months of fiscal 2000. The decrease in profitability reflects both the lower sales volume and less efficient manufacturing performance.

     Corporate Items:

Amortization of goodwill was $2.7 million in the first nine months of fiscal 2001 compared to $2.3 million in the first nine months of fiscal 2000. The increase in fiscal 2001 is attributable to goodwill resulting from fiscal 2001 acquisition of the remaining interest in the shirt manufacturing operation in Mexico and a $2.1 million increase in goodwill resulting from an adjustment to deferred taxes associated with our fiscal 1998 acquisition of The Bibb Company. (see discussion below under "Income Taxes.").

Other expenses not allocated to segments totaled $0.8 million in the first nine months of fiscal 2001 compared to $1.9 million in the first nine months of fiscal 2000. The fiscal 2000 amount includes $1.3 million attributable to depreciation on the write-up of the Company's fixed assets from its acquisition in 1989. The vast majority of the write-up was for manufacturing equipment that is now fully depreciated.

INTEREST EXPENSE

Interest expense was $24.7 million for the first nine months of fiscal 2001, up $0.7 million over the first nine months of fiscal 2000. The increase is mostly attributable to higher effective interest rates.

INCOME TAXES

The Company recorded a $12.6 million income tax benefit for the third quarter of fiscal 2001. Included in that amount is a $5.0 million benefit for the reversal of income tax liabilities recorded in prior years. During the third quarter of fiscal 2001, the Internal Revenue Service completed its examination of the Company's federal income tax returns through tax year 1999. The examination resulted in the assessment of $0.9 million in taxes and interest, all of which was offset against overpaid taxes for tax year 2000. Based on the results of the examination and a review of the Company's tax position, the $5.0 benefit referred to above was recorded. Also as a result of this review, the Company recorded a $2.1 million decrease in certain deferred tax assets associated with our fiscal 1998 acquisition of The Bibb Company and a corresponding increase in goodwill.

Excluding the one-time $5.0 million income tax benefit discussed above, the income tax benefit for the first nine months of fiscal 2001 was $7.7 million (32.6% of the pre-tax loss), compared to a $9.5 million provision (42.0% of pre-tax income) for the first nine months of fiscal 2000. The effect of nondeductible goodwill amortization decreased the income tax benefit for the first nine months of fiscal 2001 by 4.0% of the pre-tax loss and increased the income tax provision in the first nine months of fiscal 2000 by 3.7% of pre-tax income. Losses attributable to our Mexican operations in the first nine months of fiscal 2001, for which no tax benefit was provided, decreased the income tax benefit by 2.0% of the pre-tax loss.

NET INCOME AND EARNINGS PER SHARE

The net loss for the first nine months of fiscal 2001 was $10.8 million or $0.50 per share, including the one-time income tax benefit of $5.0 million or $0.23 per share, discussed above. This compares to net income of $13.0 million or $0.59 per share for the first nine months of fiscal 2000.
Weighted average shares outstanding decreased to 21.8 million for the first nine months of fiscal 2001 from 22.1 million for the first nine months of fiscal 2000 due to the repurchase of shares during the first half of fiscal 2000 under the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

General

We generally rely on internally generated cash flow, supplemented by borrowings under our working capital line of credit, to meet debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 56.2% at September 29, 2001.

Credit Facilities

On October 14, 1998, we entered into a $275 million credit facility comprised of a $150 million revolving working capital facility (including letters of credit) and a $125 million term loan which, pursuant to subsequent amendment, was increased by $12.9 million. The facility matures September 30, 2003 and, as amended, is secured by substantially all of our real and personal property.

Borrowings under the credit facility bear interest at the Base Rate plus applicable percentage, as defined (7.00% as of November 8, 2001) or LIBOR plus applicable percentage (5.34% as of November 8, 2001), for periods of one, two, three or six months, at our option. The term loan of $125 million was fully borrowed at its inception in October of 1998 and has scheduled amortization payments, which began in fiscal 2000. In June 2000, we added $12.9 million of new debt to the term loan. As of September 29, 2001, the balance outstanding under the term loan was $94.9 million. The next quarterly payment of $10.0 million is due during the first quarter of fiscal 2002, on December 31, 2001. At September 29, 2001, $113.0 million was outstanding under the working capital line of credit and $34.4 was unused and available. The working capital line is non-amortizing.

The credit facility is provided pursuant to a loan agreement which, as amended, contains certain covenants, including the maintenance of an interest coverage ratio and maximum debt levels and limitations on mergers and consolidations, affiliated transactions, incurring liens, disposing of assets and limitations on investments. An event of default under the loan agreement includes a Change of Control (as defined) as well as non-compliance with certain other provisions.

We were in compliance with all covenants of the credit facility as of June 30, 2001; however, in anticipation that we might not be in compliance with certain financial covenants as of September 29, 2001, we notified the agent bank for our credit facility and initiated discussions regarding a potential waiver or amendment. As a result of these discussions we have obtained a waiver of violations of the leverage, interest and senior leverage covenants through December 10, 2001. We have agreed to a maximum borrowing limit under the revolving line of credit of $120 million (including letters of credit) during the waiver period. As a result, at November 13, 2001 we have liquidity (cash and borrowing availability) of approximately $20 million.

We believe internally generated cash flow, supplemented by borrowings under the revolving line of credit, will be sufficient to meet our foreseeable debt service requirements, capital expenditures, and working capital needs through the waiver period (December 10, 2001) and, if we successfully complete negotiations of an acceptable amendment to the credit facility, for the foreseeable future. We are currently in the process of negotiating an amendment to the credit facility that will, among other things, reestablish the $150 million maximum borrowing limit under the revolving line of credit, permanently waive financial covenant defaults occurring prior to the effective date of the amendment and amend certain financial and other covenants. While we believe that we will be able to successfully negotiate this amendment, there can be no assurance that we will be able to do so. The amendment must be approved by the requisite percentage of the commitments and borrowings outstanding under the credit facility. The requisite percentage may be either a majority or 100% of the commitments and borrowings outstanding depending upon the amendment sought.

In the event the amendment is not approved by the requisite percentage, and a further waiver after December 10, 2001 is not granted, the lenders will be entitled to exercise all of their rights under the credit facility including, without limitation, refusing to permit additional borrowings, declaring all amounts outstanding under the credit facility immediately due and payable and/or exercising their rights with respect to the collateral securing the credit facility. Consequently, the inability to obtain such an amendment would have a material adverse effect on our financial condition and results of operations. Until such time as the credit facility is amended as discussed above or all amounts outstanding under the credit facility are repaid in full, borrowings outstanding under the credit facility will be classified as a current liability on our consolidated balance sheet.

Working Capital

Net cash generated from operating activities was $50.2 million in the nine months ended September 29, 2001, of which $10.5 million was generated by the net loss plus noncash items (net). Operating assets and liabilities generated an additional $39.7 million, comprised of a $40.1 million source for operating working capital (accounts receivable - $6.0 million use, inventories - $39.2 million source, and accounts payable and accrued expenses
- $6.9 million source) and a $0.4 million net use of cash for prepaid expenses and other assets and other liabilities.

During the comparable nine month period ended September 30, 2000, net cash used by operating activities was $25.8 million. Included in that amount is a use of cash from operating assets and liabilities of $77.7 million, comprised of a $69.9 million use from operating working capital (accounts receivable - $26.9 million use, inventories - $46.2 million use, and accounts payable and accrued expenses - $3.1 million source) and a $7.8 million use of cash for prepaid expenses and other assets and other liabilities.

Investing Activities

During the first nine months of fiscal 2001, we purchased $15.8 million of equipment and manufacturing improvements. Additionally, we invested $3.6 million in our Mexican garment manufacturing operations, including $3.2 million paid in connection with the purchase of our joint venture partner's interest.

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

                (b)   Reports on Form 8-K.

                      On August 1, 2001 we filed a current report on Form 8-K reporting our anticipation that we would not be in compliance with financial covenants contained in our bank credit agreement with respect to our fiscal quarter ending September 29, 2001.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAN RIVER INC.

Date:  November 13, 2001               /s/ Barry F. Shea
                                       -----------------------------------
                                       Barry F. Shea
                                       Executive Vice President-Chief
                                       Financial Officer
                                       (Authorized Signing Officer and
                                       Principal Financial Officer)


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

3.2 Bylaws of Dan River Inc. (incorporated by reference to Exhibit 3.2 in Amendment No. 1 to Registration Statement on Form S-1 (File
                      No. 333-36479)).

11                    Statement regarding Computation of
                      Earnings per share (incorporated by
                      reference to Note 8 to the Unaudited
                      Condensed Consolidated Financial
                      Statements included in this Quarterly
                      Report on Form 10-Q)


------------------
