Form 10-K405
period 2001-12-29
DAN RIVER INC /GA/
filed 2002-03-22
CIK 914384

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 29, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    ------------------       ------------------

                         Commission File Number 1-13421

                                 DAN RIVER INC.
             (Exact name of registrant as specified in its charter)

           Georgia                                            58-1854637
(State or other jurisdiction                               (I.R.S. Employer
    of incorporation or                                   Identification No.)
       organization)

                  2291 Memorial Drive, Danville, Virginia 24541
                    (Address of principal executive offices)

                                 (434) 799-7000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                 Class A Common Stock par value $0.01 per share

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2002 (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date) was approximately $5,063,532.

     As of March 1, 2002, the registrant had 20,371,939 and 2,062,070 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.
                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002 are incorporated by reference in Part III.

                                           INDEX TO FORM 10-K

                                             DAN RIVER INC.


                                                                                                    Page
                                                                                                 References
                                                                                                 ----------

                                                 PART I

Item 1.      Business........................................................................        1

Item 2.      Properties......................................................................        10

Item 3.      Legal Proceedings...............................................................        11

Item 4.      Submission of Matters to a Vote of Security Holders.............................        11

Item X.      Executive Officers of the Registrant............................................        11


                                                 PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters......        13

Item 6.       Selected Financial Data........................................................        13

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.....................................................................        14

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.....................        26

Item 8.       Consolidated Financial Statements and Supplementary Data.......................        26

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosures....................................................................        48

                                                PART III


Item 10.     Directors and Executive Officers of the Registrant..............................        48

Item 11.     Executive Compensation..........................................................        48

Item 12.     Security Ownership of Certain Beneficial Owners and Management..................        48

Item 13.     Certain Relationships and Related Transactions..................................        48

                                                 PART IV


Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K...............        49

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


ITEM 1.   BUSINESS

General

     We were founded in 1882 and are a leading designer, manufacturer and marketer of products for the home fashions and apparel fabrics markets. We design, manufacture and market a coordinated line of value-added home fashions products consisting of bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies. We also design, manufacture and market a broad range of high quality woven cotton and cotton-blend apparel fabrics. Based on net sales, we believe that we are the leading North American supplier of men's dress shirting fabrics. We also manufacture sports shirts at a plant in Mexico. We manufacture and sell specialty engineered yarns and woven fabrics for use in making high-pressure hoses and other industrial products, which we refer to as engineered products.

     Certain financial information for the home fashions, apparel fabrics and engineered products segments set forth in Note 12 to the Consolidated Financial Statements is incorporated herein by this reference.

     We are a Georgia corporation and our principal offices are located at 2291 Memorial Drive, Danville, Virginia 24541. Our telephone number is (434) 799-7000.


Acquisitions and Manufacturing Consolidations

     Cherokee Acquisition and Apparel Fabrics Consolidations. In February 1997, we acquired substantially all of the assets and assumed certain liabilities of The New Cherokee Corporation, which we refer to as Cherokee, for an aggregate purchase price of approximately $65 million. Cherokee, which was a supplier of yarn-dyed fabrics to men's and women's shirting manufacturers and of sportswear fabrics to the converting trade, was our primary competitor for these fabrics. In connection with the Cherokee acquisition, we acquired woven fabrics manufacturing facilities located in Spindale, North Carolina and Sevierville, Tennessee, and a finishing facility located in Harris, North Carolina. We closed our Riverside Plant in the fourth quarter of fiscal 1997 and our Spindale Plant in January 1999. This consolidation reduced the number of apparel fabrics weaving plants from four to two.

     In December 2001, we announced a further reduction in our apparel fabrics weaving capacity by approximately 20% through the relocation of certain looms from our weaving facility in Danville, Virginia, to the Sevierville, Tennessee plant, and the replacement of the relocated looms from the Danville facility with modern looms devoted to weaving of home fashions products. Together with our on-going capital expenditure programs, these consolidations provide us with better capacity utilization and reduce our fixed manufacturing costs.

     Bibb Acquisition and Home Fashions Consolidation. In October 1998, we purchased all the outstanding capital stock of The Bibb Company, which we refer to as Bibb, through a merger transaction for an aggregate purchase price of approximately $240 million. The purchase price consisted of $86 million of cash and 4.3 million shares of our Class A Common Stock. In connection with the acquisition, we also assumed or repaid an aggregate of $95 million of Bibb's debt. Bibb, which was founded in 1876, was a leading domestic manufacturer of home fashions textile products. The Bibb acquisition broadened our home fashions products to include juvenile products and products for the hospitality and health care markets. As a result of the Bibb acquisition, we believe that we are the leading manufacturer of bedding products for the juvenile market under such licensed names and trademarks as "Barbie," "Blue's Clues," "Bob the Builder," "Clifford," "Dora The Explorer," "Dragon Tails," "Looney Tunes," "NASCAR," "NFL," "Powerpuff Girls," "Thomas and Friends" and "Tonka." The Bibb acquisition also significantly expanded our home fashions products manufacturing capacity, adding spinning and weaving operations located in Greenville, South Carolina, finishing operations located in Brookneal, Virginia and sewing facilities located in Fort Valley and Newnan, Georgia, and in Brookneal, Virginia. Our engineered products manufacturing operations are located in Porterdale, Georgia.

     In December 2001, we announced a consolidation of our home fashions manufacturing operations which we expect will reduce cost and increase efficiency without materially reducing our manufacturing capacity for home fashions products. This consolidation involves the closure of our Newnan sewing plant and consolidation of its capacity primarily into our Brookneal and Danville, Virginia sewing operations. Additionally, we are closing a portion of our home fashions weaving operations at the Greenville, South Carolina plant and installing newly acquired modern looms in our Danville weaving facility.

     Morven Plant Acquisition. In December 1998, we purchased a 315,000 square foot sewing facility located in Morven, North Carolina, for an aggregate purchase price of approximately $2.4 million. We purchased this facility in order to reduce our dependence on outside manufacturers for the fabrication of home fashions products.

     Mexican Operations. In January 2000, we entered into joint venture agreements with Grupo Industrial Zaga, S.A. de C.V., which we refer to as Zaga, for the purpose of building and operating textile and garment manufacturing operations in Mexico. Subsequent analysis suggested, however, that certain costs, such as land, plant construction and utilities, were higher than originally anticipated. These higher costs, together with generally weak apparel fabrics market conditions, reduced anticipated returns from the textile manufacturing investment to a level we considered unacceptable. As a result, we suggested to Zaga that we should not proceed with construction of the Mexican apparel fabrics manufacturing plant.

     A new garment manufacturing facility has been constructed at Jilotepec in the State of Mexico and is presently manufacturing shirts for sale primarily to retailers. The plant includes laundry facilities to complement the sewing operations. The facility utilizes fabric purchased primarily from us. We believe this facility creates an additional source of demand for our apparel fabrics and will position us to better serve retailers that seek a single source for garment design and manufacture, thus competing effectively with Asian imports.

     We held approximately a 50% interest in the textile and garment joint ventures at the time they were formed. We and Zaga negotiated an amicable termination of both joint ventures in February 2001, at which time we bought Zaga's interest in the garment joint venture for $3.2 million in cash and the transfer of a parcel of land, in which our interest was valued at approximately $750,000.

     ISI Acquisition. In April 2000, we purchased substantially all of the assets of Import Specialists, Inc., which we refer to as ISI, for $15.4 million in cash and the assumption of certain operating liabilities. ISI, an importer of home fashions products including doormats, throws, and rugs, manufactured primarily in China and India, became a part of our home fashions products business operating as the Import Specialty Products Group, which we refer to as ISP. ISP's products have expanded our previously existing home fashions products line, and ISP's customer base complements our existing customer base.

     Additional Danville Distribution Facility. In May 2000, we acquired an additional 301,200 square foot warehouse and distribution facility adjacent to our Riverpointe distribution facility in Danville, Virginia for $4.3 million. This facility was necessary in order to service increased demand for our home fashions products.

Home Fashions Products

     Products. Our home fashions products include bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies that we market under private labels of our major retail customers and under licenses from, among others, "Colours by Alexander Julian" and "Lilly Pulitzer," and under the "Dan River" brand. We also market home fashions products for the juvenile market under licenses utilizing a number of licensed names and trademarks, including:

     o    "Barbie,"
     o    "Blue's Clues,"
     o    "Bob The Builder,"
     o    "Clifford,"
     o    "Dora The Explorer,"
     o    "Dragon Tails,"
     o    "Looney Tunes,"
     o    "NASCAR,"
     o    "NFL,"
     o    "Powerpuff Girls,"
     o    "Thomas and Friends," and
     o    "Tonka."

     We had net sales attributable to home fashions products of:

     o    $469.9 million in fiscal 2001,
     o    $469.8 million in fiscal 2000, and
     o    $431.8 million in fiscal 1999.

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

     Customers. We design and manufacture our home fashions products to meet the needs of retail, hospitality and healthcare markets. We distribute home fashion products through key retailers in all retail trade classes including:

     o    department stores,
     o    specialty home fashions stores,
     o    direct marketers,
     o    national chains,
     o    mass merchants, and
     o    regional discounters.

We also sell home fashions products to the hospitality and healthcare markets primarily through distributors.

     We market our home fashions products to approximately 800 active customers. We have pursued and established strategic relationships with large, high volume retailers including:

     o    Kmart Corporation,
     o    Wal-Mart Stores, Inc.,
     o    Target Corporation,
     o    J.C. Penney Company, Inc., and
     o    Linens n' Things, Inc.

     Our acquisition of ISI, an importer of home fashions products primarily from China and India, expanded our home fashions product line to include doormats, throws and rugs and enables us to source certain niche products at attractive margins.

     Sales of home fashions products to Kmart Corporation and Wal-Mart Stores, Inc. accounted for approximately 18% and 12%, respectively, of our total net sales in fiscal 2001. No other home fashions products customer accounted for more than 8% of our total net sales in fiscal 2001. As a supplement to our primary distribution channels, one of our subsidiaries operates factory outlet stores which sell home fashions products directly to consumers. During fiscal 2001, less than 4% of our sales of home fashions products were to customers outside the United States.

     In January 2002, Kmart Corporation filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and subsequently announced the closing of in excess of 10% of its stores. We do not currently anticipate a material decrease in our sales to Kmart as a result of its bankruptcy filing. Nevertheless, it is too soon to determine the full effects of the filing and, accordingly, there can be no assurance that the Kmart bankruptcy and related events will not in the future result in significantly reduced sales to Kmart or otherwise have a material adverse effect on our financial condition and results of operations. For a further discussion of the Kmart filing please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations: Overview."

     Sales and Marketing. The home fashions products sales and marketing staff consists of approximately 115 persons. They are headquartered in New York City and have satellite offices in the Atlanta, Chicago, Dallas, Los Angeles, Portsmouth, San Francisco, and Toronto, Canada areas. These marketing professionals, stylists and product development personnel work as early as one year in advance of a retail selling season to develop new fabrics, styles, colors, constructions and finishes. Together with the marketing group, stylists often work directly with our customers and our licensors to create fabrics and styles that respond to rapidly changing fashion trends and customer needs. New styles are also developed internally for the April and October bed and bath home textile trade shows, where they are shown to buyers and are placed in production based on customer acceptance. Orders for home fashions products are filled from inventory or, if inventory is not available, products are manufactured and generally shipped within six to 12 weeks of order placement.


Apparel Fabrics

     Products. We manufacture and market a broad range of high quality woven cotton and cotton-blend fabrics, which we market primarily to manufacturers of men's, women's and children's clothing. Our yarn-dyed and piece-dyed woven apparel fabrics include:

     o    oxford cloth,
     o    pinpoint oxford cloth,
     o    fancy broad cloth,
     o    seersuckers,
     o    mid and light weight denim,
     o    twills,
     o    chambrays, and
     o    pant fabrics - yarn-dyed and piece-dyed.

     We also  manufacture  and distribute (1) fabrics for uniforms,  (2) fabrics for  use  in  decorating,  crafts  and  garment  sewing,  (3)  100%  cotton  and cotton-blend upholstery fabrics and (4) greige (unfinished) fabrics to converters. We had net sales attributable to apparel fabrics products of:

     o    $118.9 million in fiscal 2001,
     o    $143.6 million in fiscal 2000, and
     o    $150.4 million in fiscal 1999.

     We believe that we enjoy a reputation as a leader in creating new fabric styles and designs within the apparel fabrics market. Our product development professionals work independently as well as directly with customers to develop new fabric styles and constructions to respond to retailers' needs. For example, we are currently working with leading manufacturers to introduce lines of pants using innovative high performance fabrics for the "business casual" market.

     We believe that we are a leader in wrinkle resistant technology for shirting fabrics, including Dri-Don(R) blended easy care fabrics and 100% cotton Wrinkl-Shed(R) fabrics. We also manufacture and market fabrics utilizing
Tencel(R) lyocell, which is an innovative natural fiber. Versatile lyocell fabrics have been used primarily in manufacturing women's sportswear; however, we are offering use of lyocell in new fabrics for menswear. Additionally, we manufacture sports shirts in Mexico.

     Customers. We distribute our apparel fabrics primarily to domestic manufacturers of men's, women's and children's clothing which, in turn, operate sewing plants throughout the United States, Mexico, Central America and the Caribbean. We market our apparel fabrics to in excess of 900 customers, none of which accounted for more than 2% of our total net sales in fiscal 2001. Customers market clothing manufactured from our apparel fabrics under such brand names as:

    o   Arrow,
    o   Brooks Brothers,
    o   Group B/Democracy,
    o   Health-Tex,
    o   L.L. Bean,
    o   Land's End,
    o   Lee,
    o   Levi/Dockers,
    o   Savane,
    o   Van Heusen, and
    o   Wrangler,

as well as under private labels through retailers such as Belk Inc., J.C. Penney Company, Inc., Kohl's Corporation and Mervyn's Inc. We market uniform fabrics to customers such as Aramark Corporation, Cintas Corporation and VF Corporation. We also distribute apparel fabrics to home sewing retailers such as Wal-Mart Stores, Inc. and Jo-Ann Stores, Inc., and through various wholesale distributors, for use in decorating and crafts, as well as garment sewing. Our upholstery fabrics are sold primarily to furniture manufacturers such as Broyhill Furniture Industries, Inc. and Bassett Furniture Incorporated. During fiscal 2001, approximately 4% of our sales of apparel fabrics were to customers located outside the United States.

      During its start-up phase, production from our new Mexican sewing plant has been sold primarily to off- price distributors. The operation has now commenced shipments to a major apparel retailer.

     Sales and Marketing. Our apparel fabrics sales and marketing staff consists of approximately 50 full time persons as well as commission agents. They are headquartered in New York City and have satellite offices in Atlanta, Chicago, Dallas, Danville, High Point (North Carolina) and Los Angeles. Apparel fabrics are generally "made to order" products which are manufactured and shipped within six to ten weeks of order placement. Orders for apparel fabrics are based on customer selections from offerings of color, content, construction, design and finish, and fabrics are made to customer specifications, which may be developed jointly with the customer. Presently two individuals based in Boonesville, Mississippi are primarily responsible for marketing the production of the Mexican sewing plant.


Engineered Products

     Products. Our engineered products consist of yarns and woven fabrics that are manufactured to customer specification for use in such products as high pressure hoses for the automotive industry, conveyer belts and other industrial applications. We had net sales attributable to engineered products of:

     o    $42.3 million in fiscal 2001,
     o    $50.1 million in fiscal 2000, and
     o    $46.7 million in fiscal 1999.

     Customers. We sell our engineered products primarily to companies serving the automotive industry, which in turn utilize them as components in their own products. We believe our ability to meet stringent industrial certification standards and to provide domestic sourcing to customers has helped us establish strong relationships with our customers. We market our engineered products to approximately 75 customers, none of which accounted for more than 2% of our net sales in fiscal 2001. During fiscal 2001, substantially all of our sales of engineered products were to domestic customers.

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

     In addition to the expansion of our manufacturing operations through acquisitions, we make significant investments in facility modernization focused on advanced manufacturing technologies in an effort to be the low cost manufacturer in the industry. Within our home fashions operations, we have installed:

     o    modern, high-speed air-jet looms,
     o    automatic sheet cutting, hemming and folding equipment,
     o    lower cost open-end and air-jet spinning equipment, and
     o    computerized comforter equipment.

Additionally, within the past several years, we have built:

     o    a new home fashions accessory sewing plant,
     o    a new distribution center, and
     o a new graphics printing facility primarily for production of home fashions packaging materials.

      We built these facilities in Danville, Virginia. They are in close proximity to our other Danville home fashions facilities and our Brookneal, Virginia finishing and sewing operations. In December 2001, we announced the closing of our Newnan, Georgia sewing plant and a significant portion of the weaving operations at our Greenville, South Carolina greige mill. This manufacturing capacity is being relocated to the Danville and Brookneal facilities, again, in close proximity to our other home fashions facilities. We believe our acquisition, investment and consolidation activities have positioned us to better and more efficiently service our home fashions customers and accommodate further growth of our home fashions business.

     Within our apparel fabrics operations, we have installed high speed looms and modernized our yarn preparation processes through the installation of more efficient, lower cost, open-end spinning, carding, drawing and combing equipment. Our ongoing capital improvement programs have modernized and streamlined substantially all significant components of the manufacturing process.

     In addition to modernizing operations, we have consolidated our manufacturing operations to improve operating costs within our apparel fabrics operations. In fiscal 1997, we closed our Riverside apparel fabrics weaving facility in Danville and consolidated these operations into an existing facility located in Danville. In January 1999, we closed our Spindale, North Carolina weaving facility and consolidated these operations into our existing Danville, Virginia and Sevierville, Tennessee apparel fabrics manufacturing plants.
Finally, in December 2001, we announced the consolidation of a significant portion of our apparel fabrics greige operations into Sevierville, with a 20% reduction in overall apparel fabrics weaving capacity. Together, these actions have aided our efforts to fully utilize our most cost-effective equipment in the manufacture of apparel fabrics.

     In fiscal 2000, we commenced manufacturing sport shirts at our new Mexican sewing plant. This plant includes an industrial laundry and warehouse facilities from which we are able to ship a complete, packaged, finished garment to our targeted customers.

     Our engineered products facilities include specialty coating equipment for yarns and fabrics, looms, and yarn processing equipment, which we continue to enhance with more modern technology. Additionally, our engineered products facilities have achieved ISO 9001 certification.

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

     We also use various other raw materials, such as dyes and chemicals, in manufacturing operations. We believe these materials are readily available from a number of sources. We also supplement our internal manufacturing capabilities by purchasing yarn and unfinished fabrics from outside sources and by contracting with third parties for various manufacturing services, including certain printing and sewing operations. During fiscal 2001, we purchased less than 10% of our manufacturing requirements from outside sources.


Trademarks and Licenses

     We hold licenses to produce and sell home fashions products under:

    o   "Barbie,"
    o   "Blue's Clues,"
    o   "Bob The Builder,"
    o   "Clifford,"
    o   "Colours by Alexander Julian,"
    o   "Di Lewis,"
    o   "Dora The Explorer,"
    o   "Dragon Tails,"
    o   "Lilly Pulitzer,"
    o   "Looney Tunes,"
    o   "NASCAR,"
    o   "NFL,"
    o   "Powerpuff Girls,"
    o   "Thomas and Friends," and
    o   "Tonka,"

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


Competition

     Our competitive position varies by product line. Competitive factors include:

     o    price,
     o    product styling and differentiation,
     o    quality,
     o    flexibility of production and finishing,
     o    delivery time, and
     o    customer service.

     We sell our products primarily to domestic customers and compete with both large, vertically integrated textile manufacturers and numerous smaller companies specializing in limited segments of the market. Our competitors include both domestic and foreign companies, a number of which are larger in size and have significantly greater financial resources than we do. Nevertheless, the U.S. textile industry has seen significant consolidation over the past 12 to 24 months, with a number of companies, some of which are our competitors in various aspects of our business, seeking bankruptcy protection or going out of business. We seek opportunities under these circumstances to diversify our business and increase market share in our existing businesses.

     We are one of several domestic manufacturers of home fashions products. Although the Bibb acquisition has increased our sales of home fashions products, and some of our competitors have filed for bankruptcy protection or have gone out of business, certain of our competitors still have a significantly greater share of the domestic market, including WestPoint Stevens Inc. and Springs Industries, Inc., which we believe collectively account for over 50% of the home fashions bedding products market.

     We believe that we are a leading producer of light weight yarn-dyed woven cotton and cotton-blend apparel fabrics in the Western Hemisphere. With respect to men's shirtings, based on net sales, we believe we are the largest producer of oxford cloth and pima cotton pinpoint oxford cloth and the leading producer of light weight yarn-dyed shirting fabrics in the Western Hemisphere. In the sportswear and upholstery fabrics markets, we are one of a number of domestic producers. In the sport shirt market, we are one of many producers.

     We are subject to foreign competition. We believe that over 70% of the apparel fabrics, much of which are imported in the form of garments, and over 25% of the home fashions products sold in the U.S. are manufactured overseas. Most sport shirts sold in the U.S. are manufactured outside of the U.S.

     One of our business strategies is to seek niche apparel fabrics markets that are less impacted by foreign competition. We believe that our manufacturing base in the United States, our design expertise, our product development efforts, and our emphasis on shortening production and delivery times allow us to respond more quickly to changing fashion trends and to our domestic customers' delivery schedules than can producers located outside the Western Hemisphere. Additionally, we believe our Mexican garment operation will not only provide an additional outlet for our U.S. manufactured apparel fabrics but will better enable us to serve retailers who desire garment packages in which they can specify both fabric and garment design through one single source.

     The extent of import protection afforded by the U.S. government to domestic textile producers has been, and is likely to remain, subject to considerable domestic political deliberation. NAFTA, which was entered into by the United States, Canada and Mexico, has created the world's largest free-trade zone. The agreement contains safeguards sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. NAFTA phases out all trade restrictions and tariffs on textiles and apparel among the three countries. In addition, NAFTA requires merchandise to be made from yarns and fabrics originating in North America in order to avoid trade restrictions. Thus, not only must apparel be made from North American fabric but the fabric must be woven from North American spun yarn. Although we believe that we derive some benefit from NAFTA, there can be no assurance that the removal of these barriers to trade will not in the future have a material adverse effect on our business.

We benefit from protections afforded to apparel manufacturers based in certain Caribbean and Central American countries which ship finished garments into the U.S. under Item 9802.00.80 of the Harmonized Tariff Schedule of the U.S. as authorized by the Caribbean Basin Recovery Act, which we refer to as CBI. Item 9802.00.80 reduces certain tariffs which would otherwise apply to apparel garments manufactured outside the U.S. and shipped into the U.S., provided that the garments are manufactured from fabric produced and cut domestically. The Caribbean Basin Trade Partnership Act, which we refer to as CBTPA, became law in 2000. The CBTPA expands the current CBI program by allowing duty-free and quota-free treatment for imports of certain apparel from the Caribbean Basin, and by extending NAFTA-equivalent tariff treatment to a number of other products previously excluded from the CBI program. Specifically, under the CBTPA, garments assembled in one or more CBTPA designated countries from fabrics wholly formed in the U.S. from yarns wholly formed in the U.S., would be eligible for such favorable treatment. CBI, as modified by CBTPA, is beneficial for us and other domestic producers of apparel fabrics, because it creates an attractive manufacturing base for apparel in close proximity to the U.S.

     In 1995, the World Trade Organization, or WTO, established mechanisms to progressively liberalize world trade in textiles and clothing by eliminating quotas and reducing duties over a 10-year period beginning in January 1995. The selection of products at each phase is made by each importing country and must be drawn from each of the four main textile groups: tops and yarns, fabrics, made-up textile products and apparel. In 2000, Congress passed and the President signed the African Growth and Opportunity Act, which we refer to as the AGOA, which is intended to promote growth and economic prosperity of certain sub-Saharan African countries through, among other things, greater duty-free access to U.S. markets. The elimination of quotas and the reduction of tariffs under the WTO, together with the effects of the AGOA, may result in increased imports of certain textile products and apparel into North America. These factors could make our products less competitive against low cost imports from developing countries. Additionally, macroeconomic factors such as the strength of the dollar versus foreign currencies (particularly Asian) have had and could continue to have an adverse effect on our ability to compete with foreign imports.


Order Backlog

     Our order backlog was approximately $121 million at December 29, 2001, as compared to approximately $157 million at December 30, 2000. Substantially all of the orders on hand at December 29, 2001 are expected to be filled within four months of that date.


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

     We believe that we currently comply in all material respects with applicable environmental or health and safety laws and regulations. We do not believe that the cost of, or any operational constraints or modifications required to assure, future compliance with such laws or regulations, or to remediate existing environmental contamination, will have a material adverse effect on our results of operations or financial condition. However, there can be no assurance that:

     o environmental requirements will not become more stringent in the future,
     o the position taken by various regulatory agencies in respect of regulatory matters or allegedly contaminated sites will not change in a manner materially adverse to us,
     o claims in material amounts will not be brought by regulatory agencies or third parties,
     o additional sites which are alleged to have been contaminated by us or our predecessors will not be discovered,
     o assessments as to extent or nature of contamination or need for clean-up of sites will not change, or
     o    we will not incur material costs in order to address any such matters.

     At the Brookneal, Virginia finishing plant, which we acquired from Bibb, we are subject to a consent order in connection with our wastewater treatment system, which Bibb negotiated in 1996. The order required, among other things, substantial upgrades to the wastewater treatment facilities. The construction activities required by the order have been completed, and our wastewater discharge permit has been renewed. We believe substantial further upgrades to the wastewater treatment system will not be required to maintain compliance with the permit. Pursuant to the order, the Commonwealth of Virginia also required the closure of the existing wastewater treatment basins and lagoons. This work is complete, and the Virginia Department of Environmental Quality has determined that no further action is required at the site.

     During our due diligence at the Morven, North Carolina facility, which we acquired in December 1998, we discovered low levels of groundwater contamination from perchloroethylene. Prior to purchasing the facility, our personnel met with regulatory authorities regarding the options for dealing with this contamination. As a result of those discussions, we elected to pursue a brownfields agreement for the property with the State of North Carolina. Under the North Carolina brownfields program, contaminated industrial sites are placed into productive use by allowing owners to perform less intensive cleanups than would be required for residential sites or drinking water sources. A final agreement with the State of North Carolina has not been completed at this time.

     At the closed Abbeville, South Carolina facility, which we plan to dispose of, Bibb previously worked with the South Carolina Department of Health and Environmental Control, which we refer to as DHEC, to identify the source of low levels of freon and certain other volatile organic compounds which were found in a water supply well located on-site. No active on-site remediation is being required by the State at this time; however, DHEC has been conducting further studies of the site in an attempt to confirm origin of the contamination, and there can be no assurance that DHEC will not determine that further studies or remediation are required with respect to this site.


Employees

     At December  29,  2001,  we had  approximately  7,300  employees,  of which approximately 6,200 were hourly employees. Of these hourly employees, approximately 3,100 are located in our Danville, Virginia operations and represented by a collective bargaining agreement that expires in June 2005. We believe that our relations with our employees are good.


ITEM 2.   PROPERTIES

      The Bibb, Morven and distribution  center acquisitions added approximately
2.4 million square feet of manufacturing and warehouse space which is currently in use for our home fashions products. Taking this additional space into account, as well as the office and warehouse space which we lease as a result of the ISI acquisition, our home fashions manufacturing and warehousing facilities consist of approximately 5.7 million square feet of space located in Georgia, North Carolina, South Carolina and Virginia. Of this space we own approximately
5.1 million square feet and lease the remainder.

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

      We own most of our office space in Danville, Virginia, including corporate and home fashions and apparel fabrics divisional offices. We lease additional office space in Danville, as well as each of our marketing and sales offices, and we lease five outlet stores in Florida, Georgia, South Carolina and Tennessee. These stores average approximately 6,000 square feet of total space each. We own our factory outlet store in Danville, Virginia.

     Substantially all of our owned manufacturing, warehousing and office facilities (including the real property and the machinery, equipment, furnishings and fixtures) are subject to security interests in favor of our senior lenders. Additionally, our Sevierville, Tennessee manufacturing plant and our Portsmouth, Virginia office and warehouse facility are subject to leasehold deeds of trust, also in favor of our senior lenders.

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


ITEM X.   EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning executive officers:

          Name                                                 Age   Position Held
          ----                                                 ---   -------------
     Joseph L. Lanier, Jr..................................... 70         Chairman, Chief Executive Officer and Director
     Richard L. Williams...................................... 68         President, Chief Operating Officer and Director
     Barry F. Shea............................................ 53         Executive Vice President--Chief Financial Officer
     Gregory R. Boozer........................................ 46         Executive Vice President--Manufacturing
     Anthony J. Bender........................................ 44         Vice President--Information Systems
     Joseph C. Bouknight...................................... 49         Vice President--Human Resources
     Harry L. Goodrich........................................ 51         Vice President, Secretary and General Counsel
     Denise Laussade.......................................... 43         Vice President--Finance
     Gary D. Waldman.......................................... 45         Vice President-Controller

     Joseph L. Lanier, Jr. has been chairman of the board of directors and chief executive officer of our company and its predecessor since 1989. Mr. Lanier is also a director of SunTrust Banks, Inc. (a bank holding company), Flowers Industries, Inc. (a food company), Torchmark Corporation (an insurance company) and Dimon Incorporated (a tobacco products company).

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

     Gregory R. Boozer was vice president--manufacturing services of our company
from  1989  until   October   1998,   when  he  was   elected   executive   vice
president--manufacturing.

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

     Gary D. Waldman has been controller of our company since 1996. He was assistant controller from 1992 until 1996, and director of taxes from 1990 until 1992. He was elected vice president-controller in February 2001.

     Other significant employees are:

     o Robert E. Major, who has headed our engineered products operations since 1987 and is 59 years old,

     o James E. Martin, who has headed our apparel fabrics operations since 1990 and is 52 years old, and

     o Thomas L. Muscalino, who has headed our home fashions operations since 1993 and is 51 years old.

     Our executive officers are elected by the board of directors and generally hold office until the next annual meeting of our shareholders or until their successors are elected and qualified.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     Our Class A Common Stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "DRF." There is no established trading market for the Class B Common Stock. On March 1, 2002, there were approximately 280 holders of record of our Class A Common Stock and nine holders of record of our Class B Common Stock.

     We have not paid cash dividends during our two most recent fiscal years. Our credit agreement prohibits payment of cash dividends or repurchases of stock prior to September 2003.

     The following table sets forth for the calendar quarter indicated the high and low closing prices per share of our Class A Common Stock as reported in composite trading on the NYSE.


                                                              High       Low
                                                              ----       ---
     2000:
     First Quarter...................................         $6.44     $4.63
     Second Quarter..................................          6.25      4.31
     Third Quarter...................................          4.88      4.13
     Fourth Quarter..................................          4.19      1.94

     2001:
     First Quarter...................................          3.23      1.90
     Second Quarter..................................          3.10      1.91
     Third Quarter...................................          2.75      1.00
     Fourth Quarter..................................          1.02      0.49


ITEM 6.   SELECTED FINANCIAL DATA

                                                                                     Fiscal Year
                                                                ----------------------------------------------------------
                                                                  2001        2000          1999        1998       1997(1)
                                                                --------    --------      --------    --------    --------
                                                                        (in thousands, except per share data)
Statement of Income Data:
Net sales.................................................      $631,072    $663,467      $628,899    $517,443    $476,448
Cost of sales.............................................       562,606     541,063       512,977     406,619     372,165
Gross profit..............................................        68,466     122,404       115,922     110,824     104,283
Selling, general and administrative expenses..............        67,910      67,335        64,547      58,410      54,231
Amortization of goodwill..................................         3,617       3,137         2,859         589          --
Other operating costs, net(2).............................         4,282         --         (2,267)      5,347       7,012
Operating income (loss)...................................        (7,343)     51,932        50,783      46,478      43,040
Other income (expense), net...............................           694         226           603         334        (290)
Equity in loss of joint venture...........................          (244)       (226)          --          --           --
Interest expense..........................................        32,063      32,931        28,416      18,713      21,135
Income (loss) before extraordinary item...................       (20,869)     10,773        14,715      17,101      13,264
Extraordinary item........................................           --          --            --         (405)       (243)
Net income (loss).........................................       (20,869)     10,773        14,715      16,696      13,021
Earnings (loss) per share--basic:
     Income (loss) before extraordinary item..............         (0.96)       0.49          0.64        0.86        0.90
     Net income  (loss) per share--basic..................         (0.96)       0.49          0.64        0.84        0.89
Earnings (loss) per share--diluted:
     Income (loss) before extraordinary item..............         (0.96)       0.49          0.63        0.85        0.89
     Net income (loss) per share--diluted.................         (0.96)       0.49          0.63        0.83        0.88


                                                                                     Fiscal Year
                                                                ----------------------------------------------------------
                                                                  2001        2000          1999        1998       1997(1)
                                                                --------    --------      --------    --------    --------
                                                                       (in thousands, except per share data)
Balance Sheet Data (at end of fiscal year):
Working capital...........................................       $184,363   $232,374      $174,365    $221,854    $123,604
Total assets..............................................        666,369    745,473       684,582     720,210     392,295
Total debt, including current maturities..................        325,399    369,271       314,784     354,268     143,756
Shareholders' equity......................................        250,338    277,192       270,952     258,774     165,830
Common shares outstanding.................................         21,988     21,766        22,636      23,219      18,841


Other Financial Data:
Depreciation and amortization of property, plant and
   equipment..............................................       $ 39,451   $ 37,210       $38,912     $30,220     $27,508
Capital expenditures in cash..............................         18,246     33,743        36,729      39,454      24,231

(1) Fiscal year 1997 represents a 53-week period. All other fiscal years presented represent a 52-week period.

(2) Other operating costs, net includes various non-recurring charges and credits. The most significant of these relate to plant closure costs. See Note 7 to the Consolidated Financial Statements.


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

     Operating profits from our home fashions segment were $10.9 million in fiscal 2001, down from $43.3 million in fiscal 2000 despite flat sales year over year. Our home fashions segment ended 2000 with inventories of $165.9 million. With hindsight, this was entirely too much in light of the lackluster demand we would experience as a result of the recessionary environment in 2001. Throughout 2001, we worked diligently on reducing inventory; however, the actions we took were devastating on profits. As we look back, the reduction in operating profits was due primarily to four factors: (1) the underabsorption of fixed costs during 2001 as we curtailed operations in our facilities to bring inventories in line with slackening demand; (2) low margins due to promotional pricing as we sold off excess finished goods; (3) higher raw material prices (i.e. cotton and polyester); and (4) higher bad debt expense associated with the bankruptcy filing of Kmart Corporation. Fortunately, we were successful in our efforts to bring inventories in line by the end of the year. At the end of 2001, our home fashions inventories were $122.5 million, down $43.4 million or 26% from the end of 2000. With our inventories now in line, we anticipate significantly better running schedules in 2002 than we experienced in 2001. This should favorably impact our profitability in 2002 as we should not be burdened with the high underabsorption of fixed costs we experienced in 2001.

     Historically, our apparel fabrics operations have been more sensitive to downturns within the textile industry. As a result, the contribution to our operating income by the apparel fabrics segment has been significantly less than, and has tended to fluctuate more than, the contribution to our operating income by the home fashions segment. The variations in operating income attributable to apparel fabrics that we experienced during fiscal 2001, 2000, and 1999 are representative of the fluctuations that can occur in that business.

In fiscal 2001, apparel fabrics suffered an operating loss of $8.6 million. This compares to an operating profit of $10.9 million in 2000 and $4.4 million in 1999. In recent years we have taken several steps to improve the performance of our apparel fabrics operations, including: (1) the replacement of older manufacturing equipment; (2) the acquisition of Cherokee at the beginning of fiscal 1997 (which gave us greater critical mass in our apparel fabrics operations); (3) the closure and consolidation of our Riverside Plant (which was the least efficient of our apparel fabrics plants) at the end of fiscal 1997;
(4) the closure of our Spindale Plant in January 1999; and (5) downsizing the weaving capacity of the division by 20% at the end of 2001.

     Due to the high fixed costs associated with our manufacturing operations in the apparel fabrics business, we seek to maintain full manufacturing schedules. During fiscal 2001, we were unable to maintain any reasonable operating schedules due to the recessionary environment and the impact of the strong dollar in comparison to Asian currencies. For the year, we operated our apparel fabrics weaving at 66% of capacity, and the resulting under-utilization of capacity and associated underabsorption of fixed costs were the primary contributors to the poor operating performance in 2001. As we have moved into 2002, we have experienced an increase in demand for our apparel fabrics. The unfilled order position stood at $33.0 million at the end of February, up $12.3 million or 60% from the end of 2001. The increased demand combined with the reduction in capacity should permit us to maintain relatively full operating schedules for the foreseeable future and should positively impact the profitability of the apparel fabrics business beginning in the second quarter of 2002.

     In January 2000, we formed a joint venture to build and operate a plant in Mexico, including sewing and laundry operations, for the production of finished garments, primarily sport shirts for sale to apparel and retail customers. These products are targeted to compete with Asian imports. In February 2001, we purchased our joint venture partner's interest in the project. The facility became fully operational in mid 2001. Because of the recessionary environment and the strong dollar and peso, we have been unable to fully utilize the capacity of the plant. We continue to attempt to utilize this facility for the purpose of creating an additional source of demand for our apparel fabrics and to position us to better serve retail customers that seek a single source for garment design and assembly.

     Currently, the demand for our home fashions products has stabilized and, as noted above, the demand for our apparel fabrics has increased significantly. This should permit both our home fashions and apparel fabrics businesses to have better operating schedules in 2002 than they experienced in 2001. With better operating schedules and capacity utilization, we should not experience the underabsorption of fixed costs that impacted profits so significantly in 2001. We expect this to have a positive impact on our 2002 operating performance. If demand levels continue at their current rate, we expect to return to profitability in the second quarter of 2002, and we further expect that improvement to continue into the back half of 2002.

     An underlying assumption with respect to our return to profitability in 2002 is that the bankruptcy filing of our largest customer, Kmart, in January 2002 will not have a material adverse effect on our home fashions segment and our overall results of operations. Kmart has recently announced it will close 284 stores. We do not currently believe that the closure of these stores will materially affect our return to profitability. Should Kmart continue to downsize and reduce the number of stores beyond the announced closures or make other material changes in its operations, such changes could have a material adverse effect on our operations.

Performance By Segment

     We operate in three industry segments: products for the home fashions markets, products for the apparel fabrics markets and engineered products for the industrial markets. The following table sets forth certain information about segment results for fiscal 2001, 2000 and 1999.

                                                                             Fiscal      Fiscal      Fiscal
                                                                              2001        2000        1999
                                                                            --------    --------    --------
                                                                                    (in thousands)

Net Sales
Home fashions........................................................       $469,862    $469,758    $431,828
Apparel fabrics......................................................        118,881     143,639     150,401
Engineered products..................................................         42,329      50,070      46,670
                                                                            --------    --------    --------
          Total......................................................       $631,072    $663,467    $628,899
                                                                            ========    ========    ========
Operating Income (Loss)
Home fashions........................................................        $10,922     $43,344     $50,878
Apparel fabrics......................................................         (8,579)     10,930       4,358
Engineered products..................................................           (830)      2,341       2,725
                                                                            --------    --------    --------
          Total segment operating income.............................          1,513      56,615      57,961
Corporate items not allocated to segments:
     Amortization of goodwill........................................         (3,617)     (3,137)     (2,859)
     Other operating costs, net......................................         (4,282)         --       2,267
     Other expenses not allocated to segments........................           (957)     (1,546)     (6,586)
                                                                            --------    --------    --------
          Total operating income (loss)..............................       $ (7,343)   $ 51,932    $ 50,783
                                                                            ========    ========    ========

Results Of Operations

Comparison of 52 Weeks Ended December 29, 2001 ("fiscal 2001") to 52 Weeks Ended December 30, 2000 ("fiscal 2000")

Net Sales

     Net sales for fiscal 2001 were $631.1 million, a decrease of $32.4 million or 4.9% from net sales of $663.5 million for fiscal 2000.

     Home Fashions. Net sales of home fashions products for fiscal 2001 were $469.9 million, virtually unchanged from fiscal 2000. Increased sales to mass merchants in fiscal 2001 offset decreased sales of home fashions products to other retail trade classes and to the hospitality and healthcare markets.

     Apparel Fabrics. Net sales of apparel fabrics for fiscal 2001 were $118.9 million, down $24.8 million or 17.2% from net sales of $143.6 million for fiscal 2000. Sales of dress shirting and uniform fabrics, and sales of greige (unfinished) fabrics to converters, were all significantly lower in fiscal 2001, reflecting the weak retail environment and the increase in unemployment in the service sector. Partially offsetting these decreases were higher sales of sportswear fabrics, primarily pant fabrics.

     Engineered Products. Net sales of engineered products were $42.3 million for fiscal 2001, down $7.7 million or 15.5% from net sales of $50.1 million for fiscal 2000. Most of the decrease was in sales of automotive and industrial hose yarns, reflecting the generally weak economic environment.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for fiscal 2001 were $67.9 million (10.8% of net sales), compared to $67.3 million (10.1% of net sales) for fiscal 2001. Decreases in incentive compensation and home fashions marketing and selling expenses for 2001 were more than offset by $3.5 million in bad debt expense that was recorded due to the January 2002 bankruptcy filing by Kmart Corporation, our largest customer.

Operating Income

     We generated a $7.3 million operating loss for fiscal 2001, compared to $51.9 million in operating income for fiscal 2000.

      Home Fashions. Operating income for the home fashions segment was $10.9 million for fiscal 2001, compared to $43.3 million for fiscal 2000. Although total sales were virtually the same for both years, fiscal 2001 profits were adversely impacted by higher per-unit manufacturing costs, a less favorable sales mix, higher raw material costs and the $3.5 million in bad debt expense attributable to Kmart, discussed above. The less favorable sales mix was caused in large part by promotional pricing due to our focus on inventory reduction. The higher per-unit manufacturing costs also primarily relate to our efforts to reduce inventories, which resulted in production curtailments and unfavorable running schedules.

      Apparel Fabrics. The apparel fabrics segment generated an $8.6 million operating loss for fiscal 2001, compared to $10.9 million in operating income for fiscal 2000. The unprofitable operating results for fiscal 2001 reflect the lower sales volume, a competitive pricing environment, higher raw material costs, and higher per-unit costs due to production curtailments and unfavorable running schedules, which were necessary to keep inventories in line with demand for our products. In addition, the operating loss for the current year includes $1.7 million in startup losses from our shirt manufacturing operations in Mexico. Construction of the manufacturing facility is now complete and we are actively marketing programs to major retailers. Prior to the buyout of our joint venture partner in fiscal 2001, results from this business were reported as "Equity in loss of joint venture."

      Engineered Products. The engineered products segment generated a $0.8 million operating loss for fiscal 2001, compared to $2.3 million in operating income for fiscal 2000. The lower profitability reflects both the lower sales volume in fiscal 2001 and less efficient manufacturing performance.

     Corporate Items. Amortization of goodwill was $3.6 million in fiscal 2001, compared to $3.1 million in fiscal 2000. The increase in fiscal 2001 is attributable to goodwill resulting from the acquisition of the remaining interest in the shirt manufacturing operation in Mexico and a $2.1 million increase in goodwill resulting from an adjustment to deferred taxes associated with our fiscal 1998 acquisition of The Bibb Company (see discussion below under "Income Taxes").

     Other operating costs, net for fiscal 2001 includes a pre-tax charge of $4.7 million relating to a plant consolidation program which we announced in December, 2001. The consolidation program is intended to reduce overhead, to improve the flow of product within our home fashions manufacturing operations and to bring apparel weaving capacity in line with current demand levels. The charge consists of a $3.3 million non-cash writedown of fixed assets, $1.3 million for severance and benefits associated with the termination of approximately 380 employees, and other exit costs of $0.1 million.

     The plant consolidation includes the closure of a home fashions cut and sew facility in Newnan, Georgia, and a portion of a home fashions weaving facility in Greenville, South Carolina. Production from the cut and sew facility will be moved to sewing plants in Danville and Brookneal, Virginia. In addition, we intend to idle apparel looms in Danville, Virginia and transfer looms from Danville to Sevierville, Tennessee, resulting in a net reduction in apparel weaving capacity of approximately 20%. The vacant space in the Danville plant created by these moves will be utilized by the installation of modern home fashions sheeting looms. We expect to complete the consolidation of operations during the second quarter of fiscal 2002, and anticipate that the payment of severance and benefits will be substantially completed by the end of the fiscal year. The timing of the disposition of the Newnan real estate is uncertain due to current market conditions.

     Other operating costs, net for fiscal 2001 also includes a $0.4 million pre-tax gain from reversal of a reserve established in 1995 for removal of asbestos and equipment from an idle building located in an historic district in Danville, Virginia. Work on this project had been suspended for various reasons, including decisions pending concerning development in the historic district and the potential condemnation of the property in connection with the relocation of a bridge by the Virginia Department of Transportation. We spent $0.1 million against this reserve in fiscal 2001, but do not anticipate further spending in the foreseeable future.

     Other expenses not allocated to our business segments were $1.0 million in fiscal 2001 and $1.5 million in fiscal 2000, and consisted of idle facility costs and other items not directly related to segment business.

Interest Expense

      Interest expense for fiscal 2001 was $32.1 million, a decrease of $0.9 million or 2.6% from fiscal 2000. The decrease is mostly attributable to lower average debt levels.


Income Tax Provision

      We recorded an $18.1 million income tax benefit for fiscal 2001. Included in that amount is a $5.0 million benefit for the reversal of income tax liabilities recorded in prior years. During the third quarter of fiscal 2001, the Internal Revenue Service completed its examination of our federal income tax returns through tax year 1999. The examination resulted in the assessment of $0.9 million in taxes and interest, all of which was offset against overpaid taxes for tax year 2000. Based on the results of the examination and a review of our tax position, the $5.0 million benefit referred to above was recorded. Also as a result of this review, we recorded a $2.1 million decrease in certain deferred tax assets associated with our fiscal 1998 acquisition of The Bibb Company and a corresponding increase in goodwill.

     Excluding the one-time $5.0 million income tax benefit discussed above, the income tax benefit for fiscal 2001 was $13.1 million (33.6% of the pre-tax loss), compared to a $8.2 million provision (43.3% of pre-tax income) for fiscal 2000. The effect of nondeductible goodwill amortization decreased the income tax benefit for fiscal 2001 by 3.2% of the pre-tax loss and increased the income tax provision for fiscal 2000 by 5.8% of pre-tax income. An increase in the valuation allowance against deferred tax assets related to foreign net operating losses effectively decreased the income tax benefit by 1.3% of the pre-tax loss for fiscal 2001.


Net Income and Earnings Per Share

     The net loss for fiscal 2001 was $20.9 million or $0.96 per share , compared to net income of $10.8 million or $0.49 per share for fiscal 2000. The fiscal 2001 results were affected by the following one-time or unusual items (discussed above):

     o a $5.0 million income tax benefit for the reversal of income tax liabilities recorded in prior years;

     o $3.5 million in bad debt expense ($2.1 million after tax) relating to Kmart Corporation's bankruptcy filing; and

     o other operating costs, net of $4.3 million ($2.6 million after tax) relating primarily to plant consolidations.

     Together the above items decreased the net loss for fiscal 2001 by $0.2 million, or $0.01 per share.


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

     Home Fashions. Operating income for the home fashions segment was $43.3 million for fiscal 2000, including $0.7 million contributed by ISP, compared to $50.9 million in fiscal 1999. Although net sales increased by $37.9 million in fiscal 2000, the sales mix was less favorable, particularly in the fourth quarter, resulting in lower margins. This was in part due to a sluggish retail environment that led to more promotional sales, customer claims and chargebacks, and higher inventory reserves. In addition, operating margins in the second half of fiscal 2000 were negatively impacted by the increased use of outside processors and higher costs for energy, raw materials and wages.

     Apparel Fabrics. Operating income for the apparel fabrics segment increased to $10.9 million in fiscal 2000 from $4.4 million in fiscal 1999. Most of this increase occurred in the first half of fiscal 2000 and was attributable to lower raw material costs and better capacity utilization. Increases in costs of energy, raw materials and wages negatively impacted operating margins during the second half of fiscal 2000.

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


Net Income and Earnings Per Share

     Net income for fiscal 2000 was $10.8 million or $0.49 per share (diluted), compared to $14.7 million or $0.63 per share (diluted) for fiscal 1999. Fiscal 1999 net income was affected by the following one-time items (discussed above) that, together, increased net income by $2.9 million, or $0.12 per diluted share:

     o a $1.5 million combined federal and state tax benefit from the charitable donation of the Riverside Long Mill;

     o a $1.8 million pre-tax gain ($1.1 million after-tax) from reversal of certain prior year reserves associated with the Riverside plant closure; and

     o a $0.5 million pre-tax gain ($0.3 million after-tax) from reversal of a portion of the loss recorded in fiscal 1998 for closure of the Spindale plant.


Critical Accounting Policies

      Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. We believe that the following critical accounting policies affect our more significant estimates and judgements in the preparation of our consolidated financial statements.

      Accounts Receivable

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments to us. The amount of the allowance is based on the creditworthiness of customers, the age of unpaid amounts, and other relevant information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      We also maintain allowances against accounts receivable for future product returns, and for various customer programs and incentive offerings, including special pricing agreements and volume-based incentives. By nature, these allowances involve considerable estimation. If actual product returns or customer use of various incentives differ from our estimates, adjustments to these allowances, and corresponding adjustments to revenues, would be required.

      Excess and Obsolete Inventory

      Inventories are valued at the lower of cost or market value. We write down excess and obsolete inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. In addition, assets are reviewed for impairment when events or changes in business conditions indicate that their carrying value may not be recoverable. The estimates, assumptions and judgements used by management in applying our property, plant and equipment and impairment policies reflect both historical experience and expectations regarding future industry conditions and operations. The use of different estimates, assumptions and judgements could result in materially different carrying values of assets and results of operations.

      Goodwill

      We have made acquisitions in the past that included a significant amount of goodwill. Under generally accepted accounting principals in effect through fiscal 2001, goodwill has been amortized under the straight line method over lives ranging from five to forty years, and has been reviewed for impairment only when events or circumstances have indicated that the carrying amount may not be recoverable. Through fiscal 2001, no impairment has been recorded. Effective in fiscal 2002, goodwill will no longer be amortized, but will be subject to impairment testing at least annually. If we determine through the impairment review process that goodwill has been impaired, an impairment charge will be reflected in our statement of operations.

      Pension Plans

      The valuation of our pension plans requires the use of assumptions and estimates that are used to develop actuarial valuation of expenses, assets and liabilities. These assumptions include discount rates, investment returns, projected salary increases, and mortality rates. The actuarial assumptions used in our pension reporting are reviewed annually and compared with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements.

      Income Taxes

      As part of the process of preparing our financial statements we are required to estimate our actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Considerable judgement is involved in this process. In particular, we must assess the likelihood that deferred tax assets will be realized, which is ultimately dependent on the generation of future taxable income. Furthermore, due to the complexity of the tax laws and other factors, we must constantly assess whether we have adequate reserves to cover both known tax liabilities and potential future assessments that might result from audits by various taxing jurisdictions.


Liquidity and Capital Resources

      General

     We rely on internally generated cash flow, supplemented by borrowings under our borrowing base facility, to meet our working capital needs, capital improvements and debt service requirements. Our total debt to total capital ratio at December 29, 2001 was 56.5%.

      Working Capital

      Our operations are working capital intensive. Our operating working capital (accounts receivable and inventories less accounts payable and accrued expenses) typically increases or decreases in relation to sales and operating activity levels.

      During fiscal 2001, operating working capital generated $56.8 million of cash due primarily to reductions of inventories and accounts receivable. Net income plus noncash expense items (net) generated $10.3 million in cash during the year, and changes in operating assets and liabilities contributed $58.4 million. Those changes in operating assets and liabilities were the $56.8 million decrease in working capital described above, a decrease of $0.9 million of prepaid expenses and other assets and a $0.7 million increase in other liabilities. As a result, operating activities in fiscal 2001 provided net cash of $68.7 million.

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

     In connection with purchasing cotton for anticipated manufacturing requirements, we may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. We generally cover open order requirements, which average approximately three months of production, through direct purchase, futures and options transactions, and we may shorten or lengthen that period in accordance with our perception of the direction of cotton prices. Effective as of the beginning of fiscal 2001, we adopted SFAS No. 133, as amended, which requires that derivative instruments be reported on the balance sheet at fair value. The standard also establishes criteria for designation and effectiveness of hedging relationships. Under SFAS No. 133, certain futures and option contracts will no longer be accounted for as hedges. Due to the insignificance of such contracts and the absence of other derivative instruments subject to SFAS No. 133, the adoption of the new standard did not have a material impact on our financial position or results of operations. Gains and losses related to futures and options during the three year period ended December 29, 2001 were not material to our results of operations. There were no material cotton futures or options contracts outstanding at December 29, 2001, December 30, 2000, or January 1, 2000.

      Credit Facilities

     On October 14, 1998, in order to finance the Bibb acquisition, we replaced our $90 milion revolving credit facility with a new $275 million credit facility. Under the original terms, this credit facility consisted of a $125 million amortizing term loan and a $150 million non-amortizing revolving working capital facility.

     The credit facility was amended during fiscal 2000 to permit our planned joint ventures in Mexico and to add $12,910,000 of new debt to the term loan. In February 2001, a subsequent amendment modified the interest coverage and leverage covenants for the fourth quarter of fiscal 2000 and subsequent fiscal quarters and increased the interest rate on all loans by 100 basis points. The amendment also placed restrictions on the permitted investment in non-guarantor subsidiaries, capital expenditures, repurchase of capital stock, and payment of dividends. In addition to the existing security provided by our inventories and accounts receivable, we have further secured the credit facility with substantially all of our real and personal property.

     In December 2001, a further amendment to the credit agreement waived any financial covenant defaults on or prior to the effective date of this amendment, modified the covenant measures as of the third fiscal quarter of 2001 and subsequent fiscal quarters, and replaced the working capital credit line of $150 million with a working capital borrowing base. The borrowing base is determined weekly by evaluation of the eligible inventories and accounts receivable and is limited to a fixed amount each month which reaches $150 million in June of 2002. Modifications to the amortization schedule of the term loan were made to defer $15 million of the $20 million of payments scheduled for the first and second quarters of fiscal 2002 until September 2003, and to make the June and December scheduled payments due on the 15th instead of at the end of those respective months. A new pricing tier was added, increasing our current interest margin by 100 basis points. The agreement was modified to require that interest payments be made on at least a monthly basis for all outstanding loans. We are required to meet a minimum cumulative EBITDA covenant (as defined) on a monthly basis and an interest coverage ratio covenant (as defined) on a monthly basis. The covenant on leverage was eliminated. Additionally, any further modification or waiver to the agreement concerning financial covenants will require a larger supporting vote of the lenders, up from the previous 51% supporting vote. The amendment also prohibited any payment of dividends or additional repurchases of capital stock and implemented additional reporting of financial projections and results, restrictions on capital expenditures, continued limitations on dispositions of assets, a requirement that excess liquidity be used to prepay the term loan under certain conditions, and requires most cash management services to be moved to the agent bank. Fees and expenses of $3.7 million were paid in 2001 in connection with the February and December 2001 amendments.

     Borrowings under the borrowing base facility bear interest at a base rate plus the applicable percentage, as defined (7.75 % as of March 14, 2002) or LIBOR plus the applicable percentage, as defined (6.15 % as of March 14, 2002) for periods of one, two, three or six months, at our option. The applicable percentage is based on our leverage ratio, as defined. The term loan was fully borrowed at inception and has scheduled amortization payments. In fiscal 2001, $33 million of scheduled amortization was paid. With the addition of $12.9 million of new debt to the term loan in fiscal 2000 and the amendment in December of 2001, the required remaining principal amortization is $25 million in 2002 and $59.9 million in 2003, with a final maturity of September 30, 2003. The borrowing base facility is non-amortizing with any borrowings outstanding due at final maturity on September 30, 2003. At December 29, 2001, we had aggregate borrowings of $107.0 million and $2.5 million in letters of credit outstanding under the borrowing base facility and had $29.0 million unused and available for borrowing.

     In addition to the covenants as described above, the credit facility contains limitations on mergers and consolidations, affiliated transactions, incurring liens, disposal of assets and investments. An event of default under the credit facility includes change of control (as defined in the credit facility) as well as non-compliance with certain other provisions. Compliance with these provisions is subject to certain risks and uncertainties that may affect our performance in the future, including, among others

     o deterioration of relationships with or the loss of material customers, as described in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations: Overview,"

     o our ability or the inability of our customers to compete effectively with imported textile products, and

     o    adverse changes in general market and industry conditions.

     In addition, at December 29, 2001, we had an aggregate of $120.0 million outstanding for our 10 1/8% senior subordinated notes due 2003. Interest on these notes is payable semi-annually on June 15 and December 15 of each year. The notes mature on December 15, 2003.

     The indenture relating to our 10 1/8% senior subordinated notes restricts certain payments and imposes certain restrictions on incurrence of debt.

     Contractual Obligations

     The following summarizes our contractual obligations at December 29, 2001, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

                                                                   Less than                 After
                                                               Total      1-Year       1-3 Years  3 Years
                                                               -----      ------       ---------  -------
                                                                        (dollars in millions)
Long-term debt and current
      portion of long-term debt.........................       $319.0      $25.4        $288.3      $5.3
Non-cancelable capital lease obligations................          6.4        1.0           5.3        .1
Non-cancelable operating lease obligations..............         34.1        5.3          12.9      15.9
                                                               ------      -----        ------      ----
                                                               $359.5      $31.7        $306.5     $21.3
                                                               ======      =====        ======     =====

      Acquisitions

In January 2000, we entered into joint venture agreements with Grupo Industrial Zaga, S.A. de C.V. ("Zaga") for the purpose of building and operating plants in Mexico to manufacture apparel fabrics and garments. A new garment manufacturing facility has been constructed at Jilotepec in the State of Mexico and is presently manufacturing shirts for sale primarily to retailers. However, based on the generally weak apparel fabrics market conditions, and higher than expected construction and other costs, the joint venture partners decided not to proceed with construction of the apparel fabrics manufacturing plant.

     We held approximately a 50% interest in the apparel fabric and garment joint ventures at the time they were formed. In February 2001, we and Zaga negotiated an amicable termination of both joint ventures, pursuant to which we purchased Zaga's interest in the garment joint venture for $3.2 million in cash and the transfer of our interest in the apparel fabrics joint venture, whose primary asset was land valued at approximately $1.5 million. The acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in our consolidated financial statements since March 2001. The purchase price was allocated to the assets acquired, primarily plant and equipment, based on their estimated fair value at the date of acquisition. The allocation resulted in goodwill of $1.7 being recorded, which is being amortized on the straight line method over five years.

     On April 3, 2000, we acquired substantially all of the assets of Import Specialists, Inc. ("ISI") for $15.4 million in cash, and the assumption of certain operating liabilities. The assets acquired consisted principally of receivables and inventory. The acquisition was funded with borrowings under our working capital line of credit. ISI was an importer of home textile products, including natural fiber doormats and bootscrapers, throws, area and accent rugs, and decorative pillows. The operations have been incorporated into the home fashions division as the "Import Specialty Products Group." The acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The allocation of the purchase price of ISI to the assets acquired resulted in goodwill of $7.8 million being recorded, which is being amortized on the straight line method over twenty years.

      Capital Improvements

     We made capital expenditures aggregating $18.2 million, $33.7 million and $36.7 million in fiscal 2001, 2000 and 1999, respectively. During fiscal 2001 capital improvements were funded primarily through our reduction in working capital. We anticipate capital expenditures in the range of $20.0 million to $23.0 million in fiscal 2002, which will be used primarily for information systems, sewing automation and other various facility modernizations.

     Rental expense for fiscal 2001, 2000 and 1999 was approximately $8.3 million, $7.8 million and $8.3 million, respectively, net of rental income on noncancellable leases and subleases of approximately $0, $1.0 million, and $1.0 million, respectively. At December 29, 2001, our future minimum lease payments due under operating leases with noncancellable terms in excess of one year were as follows: 2002, $5.3 million; 2003, $4.8 million; 2004, $4.5 million; 2005,
$3.6 million; 2006, $2.6 million and later, $13.3 million.

      Stock Repurchase Program

     In August 1999, our board of directors authorized the repurchase from time to time of up to $10.0 million aggregate market value of our Class A Common Stock in open market transactions on the NYSE. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. There were no shares repurchased in fiscal 2001. During fiscal 2000, we repurchased 877,225 shares for $4.6 million and in fiscal 1999, we repurchased 753,919 shares for $5.0 million. No further repurchases are permitted under our credit facility.


Risk Management

      Interest Rate Risk

     We have exposure to floating interest rates through our borrowings under our credit facility. Therefore, interest expense will fluctuate with changes in LIBOR and the prime rate. At January 1, 2000, we had interest rate swap agreements that terminated during the first quarter of fiscal 2000 which effectively converted variable rate interest payable on $65.0 million of existing debt to a fixed rate. No interest rate swap agreements were implemented during fiscal 2001 or 2000. As of December 29, 2001, a 10% increase in interest rates in effect on our variable rate borrowings would increase interest expense by $1.2 million on an annual basis.

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

     We enter into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If we had a net cash settlement of our open firm commitment cotton contracts at December 29, 2001, and market prices of contracted cotton decreased by 10%, we would be required to pay a net settlement provision of approximately $1.5 million.


Forward-Looking Statements

     This Annual Report contains forward-looking statements within the meaning of the Securities Act and the Exchange Act. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. The words "believes," "expects," "intends," "estimates," or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could," are intended to identify forward-looking statements. Specific forward-looking statements contained in this Annual Report include, among others:

     o    cost savings and other expected effects of our consolidation efforts,
     o expected effects of the Kmart bankruptcy and related events on our results of operations,
     o    expected improved manufacturing schedules for 2002,
     o    expected stable/increasing demand for our products in 2002,
     o    estimated capital expenditures for fiscal 2002,
     o    expected  expenditures  for  environmental,   health  and  safety  law
          compliance, and
     o    the  anticipated   outcome  of  pending   environmental   matters  and
          litigation.

     With respect to forward-looking statements contained in this Annual Report, management has made assumptions regarding, among other things, cost savings and other expected effects of our consolidation efforts, expected effects of the Kmart bankruptcy and related events on our results of operations, expected improved manufacturing schedules for 2002, the level of customer demand for our products, the amount and timing of expected capital expenditures, the estimated cost of compliance with environmental, health and safety laws and the expected resolution of various pending environmental matters and litigation. There can be no assurance that the assumptions made by us are correct.

     The forward-looking statements in this Annual Report are also subject to certain risks and uncertainties including, among others, that our performance in future periods may be adversely impacted by:

     o    the cyclical nature of the textile industry,
     o adverse changes in domestic or international economic conditions generally,
     o intense domestic and international competition within the textile industry,
     o fluctuations in the price and availability of cotton and other raw materials,
     o    the termination of license agreements,
     o our inability to make capital improvements necessary to maintain competitiveness,
     o possible adverse changes in governmental regulation regarding the import of cotton and textile products,
     o difficulties in integrating acquired businesses and achieving cost savings,
     o    changes in environmental regulations,
     o    deterioration of business with or the loss of material customers,
     o    conditions in Mexico affecting our Mexican manufacturing operations,
     o our inability or the inability of our customers to compete effectively with imported textile products, and
     o    adverse changes in general market and industry conditions.

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


                               SEE FOLLOWING PAGES

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Dan River Inc.

     We have audited the accompanying consolidated balance sheets of Dan River Inc. as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dan River Inc. at December 29, 2001 and December 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ Ernst & Young LLP


Greensboro, North Carolina
March 15, 2002


                                            CONSOLIDATED BALANCE SHEETS

                                      December 29, 2001 and December 30, 2000

                                                                                               2001       2000
                                                                                            --------     --------
                                                                                           (in thousands, except
                                                                                              per share data)
                                          Assets
Current assets:
     Cash and cash equivalents..........................................................    $  8,316     $  3,675
     Accounts receivable (less allowance of $15,883 and $14,011)........................      75,029       84,726
     Inventories........................................................................     156,508      206,227
     Prepaid expenses and other current assets..........................................       7,577        6,254
     Deferred income taxes..............................................................      17,530       16,656
                                                                                            --------     --------
          Total current assets..........................................................     264,960      317,538
Property, plant and equipment:
     Land...............................................................................      11,697       10,193
     Building and improvements..........................................................     103,332       96,556
     Machinery and equipment............................................................     404,414      393,398
     Construction in progress...........................................................       5,516        8,351
                                                                                            --------     --------
                                                                                             524,959      508,498
     Less accumulated depreciation and amortization.....................................     251,224      216,035
                                                                                            --------     --------
          Net property, plant and equipment.............................................     273,735      292,463
Goodwill................................................................................     115,134      115,011
Other assets............................................................................      12,540       20,461
                                                                                            --------     --------
                                                                                            $666,369     $745,473
                           Liabilities and Shareholders' Equity
Current Liabilities:
     Current maturities of long-term debt...............................................     $26,375      $25,872
     Accounts payable...................................................................      22,911       27,622
     Accrued compensation and related benefits..........................................      21,064       20,437
     Other accrued expenses.............................................................      10,247       11,233
                                                                                            --------     --------
          Total current liabilities.....................................................      80,597       85,164
Long-term debt..........................................................................     299,024      343,399
Deferred income taxes...................................................................       9,709       28,583
Other liabilities.......................................................................      26,701       11,135


Shareholders' equity:
     Preferred stock, $.01 par value; authorized 50,000,000 shares; no shares issued....          --           --
     Common stock, Class A, $.01 par value; authorized 175,000,000 shares; issued and
        outstanding 19,926,189 shares (19,703,439 shares at December 30, 2000)..........         199          197
     Common stock, Class B, $.01 par value; authorized 35,000,000 shares; issued and
        outstanding 2,062,070 shares....................................................          21           21
     Common stock, Class C, $.01 par value; authorized 5,000,000 shares; no shares
        outstanding.....................................................................          --           --
     Additional paid-in capital.........................................................     209,778      209,096
     Retained earnings..................................................................      47,009       67,878
     Accumulated other comprehensive loss...............................................      (6,121)          --
     Unearned compensation--restricted stock.............................................       (548)          --
                                                                                            --------     --------
          Total shareholders' equity....................................................     250,338      277,192
                                                                                            --------     --------
                                                                                            $666,369     $745,473
                                                                                            ========     ========

                                              See accompanying notes.


                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                       Years ended December 29, 2001, December 30, 2000 and January 1, 2000

                                                                                    2001         2000        1999
                                                                                  ---------   ---------   ---------
                                                                               (in thousands, except per share data)

Net sales..................................................................       $ 631,072   $ 663,467   $ 628,899
Costs and expenses:
     Cost of sales.........................................................         562,606     541,063     512,977
     Selling, general and administrative expenses..........................          67,910      67,335      64,547
     Amortization of goodwill..............................................           3,617       3,137       2,859
     Other operating costs, net............................................           4,282          --      (2,267)
                                                                                  ---------   ---------   ---------
Operating income (loss)....................................................          (7,343)     51,932      50,783
Other income, net..........................................................             694         226         603
Equity in loss of joint venture............................................            (244)       (226)         --
Interest expense...........................................................         (32,063)    (32,931)    (28,416)
                                                                                  ---------   ---------   ---------
Income (loss) before income taxes..........................................         (38,956)     19,001      22,970
Provision (benefit) for income taxes.......................................         (18,087)      8,228       8,255
                                                                                  ---------   ---------   ---------
Net income (loss)..........................................................       $ (20,869)  $  10,773   $  14,715
                                                                                  =========   =========   =========
Earnings (loss) per share--basic...........................................       $   (0.96)  $    0.49   $    0.64
                                                                                  =========   =========   =========
Earnings (loss) per share--diluted.........................................       $   (0.96)  $    0.49   $    0.63
                                                                                  =========   =========   =========

                                              See accompanying notes.


                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Accumulated    Unearned
                                  Class A   Class B  Additional                  Other       Compensation-
                                   Common    Common    Paid-in     Retained   Comprehensive   Restricted
                                   Stock     Stock     Capital     Earnings       Loss           Stock      Total
                                   -----     -----     -------     --------       ----           -----      -----
Balance at January 2,
    1999.....................      $  212      $ 21    $215,906    $ 42,635       $   --        $   --     $258,774
Net income and
   comprehensive income......          --        --          --      14,715           --            --       14,715
Exercise of stock options....           2        --       1,919          --           --            --        1,921
Tax effect of stock options
   exercised.................          --        --         787          --           --            --          787
Retirement of common
   stock.....................          --        --          --        (245)          --            --         (245)
Repurchase of common
   stock.....................          (8)       --      (4,992)         --           --            --       (5,000)
                                    -----     -----   ---------    --------     --------       -------    ---------
Balance at January 1,
   2000......................         206        21     213,620      57,105           --            --      270,952
Net income and
   comprehensive income......          --        --          --      10,773           --            --       10,773
Exercise of stock options....          --        --          66          --           --            --           66
Repurchase of common
   Stock.....................          (9)       --      (4,590)         --           --            --       (4,599)
                                    -----     -----   ---------    --------     --------       -------    ---------
Balance at December 30,
   2000......................         197        21     209,096      67,878           --            --      277,192
Comprehensive loss:
   Net loss..................          --        --          --     (20,869)          --            --      (20,869)
    Minimum pension liability
        liability adjustment..         --        --          --          --       (6,121)           --       (6,121)
                                                                                                          ---------
   Comprehensive loss........                                                                               (26,990)
                                                                                                          ---------
Restricted stock awards......           2        --         682          --           --          (684)          --
Amortization of unearned
   compensation..............          --        --          --          --           --           136          136
                                    -----     -----   ---------    --------     --------       -------    ---------
Balance at December 29,
   2001......................       $ 199     $  21   $ 209,778    $ 47,009     $ (6,121)      $  (548)   $ 250,338
                                    =====     =====   =========    ========     ========       =======    =========

                                               See accompanying notes.


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Years ended December 29, 2001, December 30, 2000 and January 1, 2000

                                                                                  2001        2000       1999
                                                                               ---------  ----------- ---------

                                                                                        (in thousands)
Cash flows from operating activities:
Net income (loss)                                                                $(20,869)   $10,773     $14,715
   Adjustments to reconcile net income to net cash provided by operating
     Activities:
     Noncash interest expense.................................................      1,297        808         753
     Depreciation and amortization of property, plant and equipment...........     39,451     37,210      38,912
     Amortization of goodwill.................................................      3,617      3,137       2,859
     Amortization of restricted stock compensation............................        136         --          --
     Deferred income taxes....................................................    (17,973)     7,752      10,756
     Disposal of assets.......................................................        108       (206)        (25)
     Equity in loss of joint venture .........................................        244        226          --
     Other operating costs, net...............................................      4,282         --      (2,267)
   Changes in operating assets and liabilities, excluding effects of business acquired:
          Accounts receivable.................................................      9,819    (11,351)     17,209
          Inventories.........................................................     50,021    (31,927)      3,399
          Prepaid expenses and other assets...................................        924     (2,712)       (187)
          Accounts payable and accrued expenses...............................     (3,060)    (8,974)    (16,557)
          Other liabilities...................................................        739       (255)      1,334
                                                                                 --------    -------     -------
               Net cash provided by operating activities......................     68,736      4,481      70,901
                                                                                 --------    -------     -------
Cash flows from investing activities:
     Capital expenditures.....................................................    (18,246)   (33,743)    (36,729)
     Proceeds from sale of assets.............................................         93        481       7,801
     Acquisitions                                                                  (3,809)   (15,424)         --
     Investment in joint ventures.............................................         --     (3,762)         --
                                                                                 --------    -------     -------
               Net cash used by investing activities..........................    (21,962)   (52,448)    (28,928)
                                                                                 --------    -------     -------
Cash flows from financing activities:
     Payments of long-term debt...............................................    (35,872)   (22,424)     (2,327)
     Net proceeds from issuance of long-term debt.............................         --     16,410          --
     Borrowings against cash surrender value of life insurance................      5,427         --          --
     Finance costs............................................................     (3,688)      (365)         --
     Net borrowings (payments)--working capital facility.......................    (8,000)     60,500    (37,000)
     Proceeds from exercise of stock options..................................         --         36       1,082
     Repurchase of common stock...............................................         --     (4,599)     (5,000)
                                                                                 --------    -------     -------
               Net cash provided (used) by financing activities...............    (42,133)    49,558     (43,245)
                                                                                 --------    -------     -------
Net increase (decrease) in cash and cash equivalents..........................      4,641      1,591      (1,272)
Cash and cash equivalents at beginning of year................................      3,675      2,084       3,356
                                                                                 --------    -------     -------
Cash and cash equivalents at end of year......................................   $  8,316    $ 3,675     $ 2,084
                                                                                 ========    =======     =======

                                              See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            December 29, 2001, December 30, 2000 and January 1, 2000


NOTE 1.   Significant Accounting Policies and Other Matters

Basis of presentation

     The consolidated financial statements include the accounts of Dan River Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany items have been eliminated in consolidation.


Fiscal year

     The Company's fiscal year ends on the Saturday nearest to December 31. All references to fiscal 2001, 2000 and 1999 mean the 52 weeks ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. The financial statements of subsidiaries located in Mexico are consolidated based on a fiscal year ending November 30 to facilitate timely reporting of the Company's financial results.


Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Cash equivalents

     All highly liquid cash investments purchased with an initial maturity of three months or less are considered to be cash equivalents.


Inventories

     Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories at December 29, 2001 and December 30, 2000, respectively, by component are as follows:

                                                        2001       2000
                                                     ---------  ---------
                                                         (in thousands)
          Finished goods............................ $  56,194  $  78,597
          Work in process...........................    85,936    110,591
          Raw materials.............................     2,987      3,215
          Supplies..................................    11,391     13,824
                                                     ---------  ---------
          Total inventories......................... $ 156,508  $ 206,227
                                                     =========  =========


Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from 10 to 35 years for buildings and improvements, and 3 to 14 years for machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the lease term or estimated useful life, whichever is less. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable.

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with acquisitions accounted for under the purchase method. Accumulated amortization at December 29, 2001 and December 29, 2000 was $10,202,000 and $6,585,000, respectively. Approximately 92% of the cost of goodwill at December 29, 2001 is attributable to the 1998 acquisition of The Bibb Company, and has been amortized on the straight-line method based on a forty year life. See Note 2 concerning goodwill resulting from acquisitions in fiscal years 2001 and 2000. Goodwill is reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of goodwill by comparing its carrying amount to estimated future undiscounted cash flows. The Company believes that no impairment of goodwill existed at December 29, 2001. See discussion of "Recent accounting pronouncements" below, concerning changes in the accounting for goodwill effective for fiscal 2002.


Deferred financing fees

     Debt financing fees are amortized over the term of the related debt.


Revenue recognition

     The Company generally recognizes revenues from product sales when goods are shipped, at which time sales are final.


Stock-based compensation

     The Company continues to follow the accounting method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has presented the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."


Income taxes

     Deferred income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


Recent accounting pronouncements

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." This standard, which applies to all business combinations initiated after June 30, 2001, requires that the purchase method of accounting be used for all business combinations. The standard also provides criteria for the recognition and measurement of goodwill and other acquired intangible assets.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be subject to an annual impairment test. The Company has adopted SFAS No. 142 as of the beginning of fiscal 2002. Application of the non-amortization provisions of the standard is expected to result in an increase to net income of approximately $3,500,000 in fiscal 2002, in the absence of any impairment writedowns. In fiscal 2002 the Company will perform the first of the required impairment tests of goodwill as of the beginning of the fiscal year. The effect of these tests on the Company's financial position and results of operations has not yet been determined.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met in order to classify an asset as held-for sale. The provisions of SFAS No. 144 generally are to be applied prospectively.


NOTE 2.   Acquisitions

     In January 2000, the Company entered into joint venture agreements with Grupo Industrial Zaga, S.A. de C.V. ("Zaga") for the purpose of building and operating plants in Mexico to manufacture apparel fabrics and garments. A new garment manufacturing facility has been constructed at Jilotepec in the State of Mexico and is presently manufacturing shirts for sale primarily to retailers. However, based on the generally weak apparel fabrics market conditions, and higher than expected construction and other costs, the joint venture partners decided not to proceed with construction of the apparel fabrics manufacturing plant.

     The Company held approximately a 50% interest in the apparel fabric and garment joint ventures at the time they were formed. In February 2001, the Company and Zaga negotiated an amicable termination of both joint ventures, pursuant to which the Company purchased Zaga's interest in the garment joint venture for $3.2 million in cash and the transfer of the Company's interest in the apparel fabrics joint venture, whose primary asset was land valued at approximately $1.5 million. The acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since March 2001. The purchase price was allocated to the assets acquired, primarily plant and equipment, based on their estimated fair value at the date of acquisition. The allocation resulted in goodwill of $1,668,000 being recorded, which has been amortized on the straight line method over a five year life.

     On April 3, 2000, the Company acquired substantially all of the assets of Import Specialists, Inc. ("ISI") for $15,424,000 in cash, and the assumption of certain operating liabilities. The assets acquired consisted principally of receivables and inventory. The acquisition was funded with borrowings under our working capital line of credit. ISI was an importer of home textile products, including natural fiber doormats and bootscrapers, throws, area and accent rugs, and decorative pillows. The operations have been incorporated into the home fashions division as the "Import Specialty Products Group." The acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The allocation of the purchase price of ISI to the assets acquired resulted in goodwill of $7,764,000 being recorded, which has been amortized on the straight line method over a twenty year life.


NOTE 3.   Shareholders' Equity

     Certain shareholders have the right to require the Company to register, at its expense, their shares under the Securities Act of 1933.

     All Class B common stock outstanding as of December 29, 2001 is held by certain members of the Company's senior management (and certain of their family members). With limited exceptions, owners of Class B common stock are entitled to 4.39 votes per share on matters brought before the Company's shareholders, whereas owners of Class A common stock are entitled to one vote per share.

     In August 1999, the Board of Directors approved a share repurchase program authorizing the Company to utilize up to $10,000,000 to repurchase shares of Class A common stock. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. In fiscal 1999 and 2000 the Company repurchased a total of 1,631,144 shares for $9,599,000. No shares were repurchased in 2001. Subject to the terms of our credit facility, no further repurchase of Company stock is permitted.

     The accumulated other comprehensive loss reflected in shareholders' equity at December 29, 2001 consisted of the minimum pension liability adjustment of $9,982,000, less the related tax effect of $3,861,000.


NOTE 4.   Long-Term Debt

     Long-term debt at December 29, 2001 and December 30, 2000, consists of the following:

                                                               2001       2000
                                                             --------   --------
                                                              (in thousands)
     Senior subordinated notes............................   $120,000   $120,000
     Working capital facility.............................    107,000    115,000
     Term loan............................................     84,910    117,910
     Capital leases.......................................      6,363      8,880
     Other borrowings with various rates and maturities...      7,126      7,481
                                                             --------   --------
                                                              325,399    369,271
     Less current maturities..............................     26,375     25,872
                                                             --------   --------
     Total long-term debt.................................   $299,024   $343,399
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

      The credit facility was amended during fiscal 2000 to permit our planned joint ventures in Mexico and to add $12,910,000 of new debt to the term loan. In February 2001, a subsequent amendment modified the interest coverage and leverage covenants for the fourth quarter of fiscal 2000 and subsequent fiscal quarters and increased the interest rate on all loans by 100 basis points. The amendment also placed restrictions on the permitted investment in non-guarantor subsidiaries, capital expenditures, repurchase of capital stock, and payment of dividends. In addition to the existing security provided by our inventories and accounts receivable, we have further secured the credit facility with substantially all of our real and personal property.

      In December 2001, a further amendment to the credit agreement waived any financial covenant defaults on or prior to the effective date of this amendment, modified the covenant measures as of the third fiscal quarter of 2001 and subsequent fiscal quarters, and replaced the working capital credit line of $150 million with a working capital borrowing base. The borrowing base is determined weekly by evaluation of the eligible inventories and accounts receivable and is limited to a fixed amount each month which reaches $150 million in June of 2002. Modifications to the amortization schedule of the term loan were made to defer $15 million of the $20 million of payments scheduled for the first and second quarters of fiscal 2002 until September 2003, and to make the June and December scheduled payments due on the 15th instead of at the end of those respective months. A new pricing tier was added, increasing the Company's current interest margin by 100 basis points. The agreement was modified to require that interest payments be made on at least a monthly basis for all outstanding loans. The Company is required to meet a minimum cumulative EBITDA covenant (as defined) on a monthly basis and an interest coverage ratio covenant (as defined) on a monthly basis. The covenant on leverage was eliminated. Additionally, any further modification or waiver to the agreement concerning financial covenants will require a larger supporting vote of the lenders, up from the previous 51% supporting vote. The amendment also prohibited any payment of dividends or additional repurchases of capital stock and implemented additional reporting of financial projections and results, restrictions on capital expenditures, continued limitations on dispositions of assets, a requirement to use excess liquidity to prepay the term loan under certain conditions, and requires most cash management services to be moved to the agent bank. Fees and expenses of $3,688,000 were paid in 2001 in connection with the February and December 2001 amendments.

      At December 29, 2001, the weighted average interest rate of the $107,000,000 outstanding borrowings under the borrowing base facility was 6.22%. The Company pays a commitment fee on the unused portion of the borrowing base. The facility also provides for the issuance of letters of credit up to $10,000,0000 of which $2,531,000 was outstanding at December 29, 2001. Under the borrowing base, $28,960,000 was unused and available for borrowing at December 29, 2001.

      The weighted average interest rate of the borrowings under the $84,910,000 outstanding borrowings under the term loan facility at December 29, 2001 was 6.50%. Scheduled principal payments by fiscal year are $25 million in 2002 and $59,910,000 in 2003. The final payment is due September 30, 2003.

      The Notes contain certain restrictive covenants which, among other things, impose limitations on debt incurrence and restrict certain payments, including payment of dividends and the repurchase of capital stock.

      The Company entered into interest rate swap agreements in fiscal 1999 to manage its exposure to interest rate changes. The swaps involved the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At January 1, 2000, the Company had outstanding interest rate swap agreements maturing in the first quarter of 2000 against existing outstanding debt of $65,000,000. There were no interest rate swaps implemented in fiscal 2000 or fiscal 2001.

      The aggregate annual scheduled principal repayments of long-term debt for 2002, 2003, 2004, 2005, and 2006 are $26,375,000, $288,230,000 (which includes
$107,000,000 under the borrowing base and $120,000,000 under the Notes), $2,243,000, $3,072,000, and $1,689,000, respectively.

     Cash payments of interest on debt were $31,159,000, $30,912,000 and $20,706,000 in fiscal 2001, 2000 and 1999, respectively.


NOTE 5.   Income Taxes

     The provision (benefit) for income taxes is comprised of the following:

                                                2001       2000     1999
                                            ---------    -------   -------

                                                    (in thousands)
     Current:
          Federal........................      $ (114)     $ 426   $(2,336)
          State..........................         --          50      (793)
                                            ---------    -------   -------
                                                 (114)       476    (3,129)
                                            ---------    -------   -------
     Deferred:
          Federal........................     (16,080)     6,787     9,484
          State..........................      (1,893)       965     1,900
                                            ---------    -------   -------
                                              (17,973)     7,752    11,384
                                            ---------    -------   -------
     Provision for income taxes..........   $ (18,087)   $ 8,228   $ 8,255
                                            =========    =======   =======

     A reconciliation of the differences between the provision (benefit) for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

                                                                 2001        2000       1999
                                                              ---------     -------    ------
                                                                      (in thousands)
     Amount computed using the statutory rate............     $ (13,635)    $ 6,650    $8,040
     Increase (decrease) in taxes resulting from:
          State taxes....................................        (1,230)        660       719
          Amortization of goodwill.......................         1,131         996     1,001
          Donation of real estate........................           --          --     (1,400)
          Reversal of income tax liabilities.............        (4,987)        --        --
          Change in valuation allowance..................           510         --        --
          Other, net.....................................           124         (78)     (105)
                                                              ---------     -------    ------
     Provision (benefit) for income taxes................     $ (18,087)    $ 8,228    $8,255
                                                              =========     =======    ======

     Deferred income taxes reflect the net tax effects of temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes. Significant components of the  Company's  deferred  tax  liabilities  and assets at December  29,  2001and
December 30, 2000 are as follows:
                                                                                                2001       2000
                                                                                               -------   --------
                                                                                               (in thousands)
     Deferred tax assets:
          Net operating loss and credit carryforwards...................................       $26,923   $ 14,299
          Accrued compensation and benefits.............................................        13,121      7,708
          Inventory valuation and reserves..............................................         6,061      8,163
          Accounts receivable allowances................................................         4,674      2,044
          Other nondeductible reserves and accruals.....................................         1,036      1,742
          Other.........................................................................         1,853      1,558
          Valuation allowance...........................................................          (820)        --
                                                                                               -------   --------
               Total deferred tax assets................................................        52,848     35,514
                                                                                               -------   --------
     Deferred tax liabilities:
          Book carrying value in excess of tax basis of property, plant and
             equipment..................................................................        44,197     42,570
          Other.........................................................................           830      4,871
                                                                                               -------   --------
               Total deferred tax liabilities...........................................        45,027     47,441
                                                                                               -------   --------
               Net deferred tax asset (liability).......................................       $ 7,821   $(11,927)
                                                                                               =======   ========


     During the third quarter of fiscal 2001, the Internal Revenue Service completed its examination of the Company's federal income tax returns through tax year 1999. The examination resulted in the assessment of $900,000 in taxes and interest, all of which was offset against overpaid taxes for tax year 2000. Based on the results of the examination and a review of the Company's tax position, a $4,987,000 income tax benefit was recognized for the reversal of income tax liabilities recorded in prior years. Also as a result of this review, the Company recorded a $2,100,000 decrease in certain deferred tax assets associated with the fiscal 1998 acquisition of The Bibb Company and a corresponding increase in goodwill.

     At December 29, 2001 the Company had available federal net operating loss carryforwards of $46,200,000 and charitable contribution carryforwards of $4,000,000 which may be used to offset future taxable income. The net operating loss carryforwards expire beginning in fiscal 2017 and the charitable
contribution   carryforwards   expire   beginning   in  fiscal   2004.   Similar
carryforwards exist for state tax purposes. In addition, the Company had available a minimum tax credit carryforward of $8,500,000 which may be used to reduce federal income taxes over an indefinite period, and $2,400,000 in foreign net operating loss carryforwards that are attributable to the Company's operations in Mexico and expire beginning in 2010.

     Approximately $16,600,000 of the federal net operating loss carryforwards were generated by The Bibb Company prior to its acquisition by the Company in fiscal 1998, and the related tax benefit has been credited to goodwill. Because the acquisition constituted a "change in ownership" under Section 382 of the Internal Revenue

Code, the annual utilization of these carryforwards is subject to certain restrictions. However, such restrictions are not expected to cause any of the carryforwards to expire.

     An $820,000 valuation allowance has been established to offset the deferred tax asset related to the foreign net operating loss carryover, due to the uncertainty surrounding the future profitability of the Company's Mexican operations. $310,000 of the valuation allowance is attributable to losses generated before the Company acquired a controlling interest in the operations in February 2001 (Note 2). To the extent this portion of the valuation allowance is reduced in the future, due to the actual utilization of the foreign net operating loss carryover or otherwise, the resulting tax benefit will be credited to goodwill.

     Based on the expected reversal of temporary differences and available tax planning strategies, such as changes in methods of depreciation for tax purposes, the Company believes that it is more likely than not that the federal and state net operating loss and charitable contribution carryforwards will be utilized before they expire. Accordingly, no additional valuation allowance against deferred tax assets has been recorded.

     The Company received $108,000, $429,000 and $260,000 in income tax refunds during fiscal 2001, 2000 and 1999, respectively.

NOTE 6.   Benefit Plans

Retirement plans

     The Company sponsors qualified noncontributory defined benefit pension plans that cover the majority of its full-time employees. In fiscal 2001 the Company adopted nonqualified supplemental retirement plans covering certain key management employees. These plans are unfunded and provide participants with retirement benefits in excess of qualified plan limitations. The following tables set forth the changes in benefit obligations and plan assets of the qualified and supplemental plans for fiscal 2001 and 2000, and the funded status of the plans as of December 29, 2001 and December 30, 2000.

                                                                                                             Supple-
                                                                                            Qualified         mental
                                                                                           Pension Plans       Plans
                                                                                           -------------       -----
                                                                                         2001       2000        2001
                                                                                        -------    -------    -------
                                                                                              (in thousands)
Change in benefit obligations:
       Benefit obligations at beginning of year......................................   $38,418    $33,536    $    --
       Service cost..................................................................     2,747      2,148        230
       Interest cost.................................................................     3,510      2,827        278
       Actuarial loss ...............................................................     8,063      1,642        181
       Plan amendments...............................................................        97         --         --
       Prior service costs--adoption of new plans....................................        --         --      3,404
       Benefits paid.................................................................    (2,078)    (1,735)       (13)
                                                                                        -------    -------    -------
       Benefit obligations at end of year............................................    50,757     38,418      4,080
                                                                                        -------    -------    -------
Change in plan assets:
       Fair value of plan assets at beginning of year................................    39,280     37,246         --
       Actual return on plan assets..................................................    (2,182)     1,360         --
       Company contributions.........................................................     3,851      2,409         13
       Benefits paid.................................................................    (2,078)    (1,735)       (13)
                                                                                        -------    -------    -------
       Plan assets at end of year....................................................    38,871     39,280         --
                                                                                        -------    -------    -------
Funded status........................................................................   (11,886)       862     (4,080)
Unrecognized actuarial loss (gain)...................................................    12,141     (1,607)       181
Unrecognized prior service cost......................................................        91         (6)     3,171
                                                                                        -------    -------    -------
Net amount recognized at end of year.................................................   $   346    $  (751)   $  (728)
                                                                                        =======    =======     ======
Amounts recognized in the consolidated statement of financial position consist of:
       Prepaid pension cost..........................................................   $ 2,313    $ 1,014    $    --
       Accrued pension cost..........................................................    (1,967)    (1,765)      (728)
       Additional minimum liability..................................................   (10,033)        --     (3,210)
       Intangible asset..............................................................        91         --      3,170
       Accumulated other comprehensive loss..........................................     9,942         --         40
                                                                                        -------    -------    -------
       Net amount recognized at end of year..........................................     $ 346    $  (751)   $ ( 728)
                                                                                        =======    =======    =======

     At December 29, 2001 the benefit obligation for each of the qualified plans exceeded the fair value of plan assets, and the aggregate accumulated benefit obligation for these plans was $48,558,000. At December 30, 2000, the benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified plans with accumulated benefit obligations in excess of plan assets were $15,625,000, $13,430,000 and $14,202,000, respectively. The accumulated benefit obligation for the nonqualified supplemental plans was $3,938,000 at December 29, 2001.

     Weighted average assumptions used in measuring benefit obligations as of year-end are as follows:

                                                                   2001   2000
                                                                   ----   ----
          Discount rate...................................         7.3%   7.7%
          Expected return on plan assets..................         9.0%   9.5%
          Rate of compensation increase...................         4.0%   4.0%


     Net periodic benefit cost included the following components:

                                                                                 Supple-
                                                           Qualified             mental
                                                         Pension Plans           Plans
                                                         -------------           -----
                                                    2001      2000      1999      2001
                                                   ------    ------    ------     -----
                                                             (in thousands)
     Service cost............................      $2,747    $2,148    $2,449     $ 230
     Interest cost...........................       3,510     2,827     2,567       278
     Expected return on assets...............      (3,564)   (3,569)   (3,170)       --
     Amortization of prior service cost......          --        --        --       233
     Actuarial loss (gain)...................          61      (181)       --        --
                                                   ------    ------    ------     -----
     Net periodic benefit cost...............      $2,754    $1,225    $1,846     $ 741
                                                   ======    ======    ======     =====

     The Company also sponsors 401(k) plans for salary paid employees and certain hourly paid employees. Company matching contributions amounted to $1,202,000, $694,000 and $557,000, respectively, for fiscal 2001, 2000 and 1999.
In addition, the Company maintains an unfunded nonqualified supplemental retirement plan for certain former employees that provides for payments upon retirement, death or disability over the longer of the employee's life or ten years. The benefit obligations of $2,458,000 and $2,388,000 at December 29, 2001 and December 30, 2000, respectively, are accrued in the accompanying consolidated balance sheets. The Company is a beneficiary of life insurance policies on certain participants in this plan.

Stock-based compensation

     The Company maintains stock incentive plans adopted in fiscal 1997 and fiscal 2000 that allow for the grant of stock options, restricted stock, stock appreciation rights and other stock-based awards to key employees and non-employee directors. Through fiscal 2001 all option grants pursuant to these plans were for nonqualified options to purchase Class A common stock at a price equal to the fair market value of the stock on the date of grant. The options generally vest ratably over periods ranging from two and one half to four years, and expire at the end of 10 years.

     The Company also maintains a nonqualified stock option plan pursuant to which options to purchase Class A common stock were granted prior to fiscal 1997. All options to purchase unissued shares granted under this plan have an exercise price of $6.85 per share, generally vested on December 31, 1999, and expired on December 31, 2001. Prior to December 30, 1994, the plan also provided for the granting of options to purchase shares of the Company's Class A common stock from a certain principal shareholder at an exercise price of $0.57 per share. All of these options were either exercised or forfeited by December 31, 1999.

     In connection with the acquisition of The Bibb Company in 1998, outstanding incentive stock options ("ISO's") held by Bibb employees were converted into fully vested and exercisable options to purchase Class A common stock of the Company. The ISO's expire in 2007.

     The Company has applied APB 25 in accounting for stock options and, accordingly, no compensation expense has been recorded in fiscal 2001, 2000 or 1999. If the Company had determined compensation expense based on fair value at the grant date for its stock options under SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  2001       2000      1999
                                                --------    -------   -------
                                                   (in thousands, except
                                                      per share data)
     Net income (loss):
          As reported......................     $(20,869)   $10,773   $14,715
          Pro forma........................      (22,167)     9,631    13,817
     Per share:
          As reported--
               Basic.......................        (0.96)      0.49      0.64
               Diluted.....................        (0.96)      0.49      0.63
          Pro forma--
               Basic.......................        (1.02)      0.44      0.60
               Diluted.....................        (1.02)      0.44      0.59

     The pro forma results reflect amortization of the fair value of stock options over the vesting period, and only take into consideration options granted after fiscal 1994. The weighted average fair value of options granted in fiscal 2001, 2000 and 1999, was estimated to be $1.86, $2.81 and $2.62, respectively. The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends.

     The following weighted average assumptions were used in the valuation of options:

                                                      2001      2000     1999
                                                     ------    ------   ------
     Expected option life in years.............        6.0       6.0      6.0
     Risk-free interest rate...................       5.27%     6.51%    6.13%
     Expected stock price volatility...........      60.00%    50.00%   40.00%


     The following is a summary of stock option activity:

                                                                                    Options Exercisable
                                                            Options Exercisable      Against Principal
                                                          Against Unissued Shares       Shareholder
                                                          -----------------------       -----------
                                                                       Weighted--               Weighted--
                                                                        Average                   Average
                                                           Number of    Exercise    Number       Exercise
                                                             Shares       Price    of Shares       Price
                                                             ------       -----    ---------       -----
Outstanding at January 2, 1999.......................      1,965,237     $ 9.56       221,050     $ 0.57
Granted..............................................        521,100       5.37           --          --
Exercised............................................       (197,492)      5.51      (221,050)      0.57
Forfeited............................................       (102,103)      8.09           --
                                                           ---------     ------  ------------     ------
                                                                                                      --
Outstanding at January 1, 2000.......................      2,186,742       9.00           --          --
Granted..............................................        525,600       5.02           --          --
Exercised............................................         (6,644)      5.46           --          --
Forfeited............................................        (64,261)      7.48           --         --
                                                           ---------     ------  ------------     ------
Outstanding at December 30, 2000.....................      2,641,437       8.26           --          --
Granted..............................................        311,750       3.07           --          --
Exercised............................................            --          --           --          --
Forfeited............................................        (47,738)      6.67           --         --
                                                           ---------     ------  ------------     ------
Outstanding at December 29, 2001.....................      2,905,449     $ 7.73           --      $   --
                                                           =========     ======  ============     ======
Options exercisable at January 1, 2000...............        964,934     $ 8.66           --      $   --
                                                           =========     ======  ============     ======
Options exercisable at December 30, 2000.............        919,843     $ 8.70           --      $   --
                                                           =========     ======  ============     ======
Options exercisable at December 29, 2001.............      1,329,980     $ 9.30           --      $   --
                                                           =========     ======  ============     ======

     A summary of stock options outstanding against unissued shares at December 29, 2001 follows:

                                                        Options outstanding            Options exercisable
                                                        -------------------            -------------------
                                                               Weighted    Weighted                 Weighted
                                                               average     average                  average
Range of                                           Number     remaining    exercise     Number      exercise
exercise prices                                 Outstanding  life (years)   price     exercisable    price
---------------                                 -----------  ------------   -----     -----------    -----
$2.19-- $5.46...............................     1,339,974       8.3        $ 4.68      191,238      $ 5.36
$6.25-- $9.81...............................       984,150       3.3        $ 7.52      749,506      $ 7.30
$15.00-- $20.13.............................       581,325       5.9        $15.08      398,236      $15.09

     During fiscal 2001 the Company awarded 225,250 restricted shares of Class A common stock pursuant to the 2000 plan, of which 222,750 shares were outstanding as of December 29, 2001. These shares carry voting and dividend rights, however transfer of the shares is restricted prior to vesting, which generally occurs ratably over three years. The fair value of the restricted shares at the date of grant is being amortized to expense over the vesting period, and $136,000 of expense was recorded in fiscal 2001. The unamortized restricted stock expense was $548,000 at December 29, 2001 and is reported as a reduction in shareholders' equity.

     As of December 29, 2001, 216,500 shares of Class A common stock were available for future grants under the fiscal 2000 stock incentive plan. No further grants are permitted under the fiscal 1997 plans.


NOTE 7.   Other Operating Costs, Net

     Other operating costs, net for fiscal 2001 includes a pre-tax charge of $4,722,000 relating to a plant consolidation program announced by the Company in December 2001. The consolidation program is intended to reduce overhead, to improve the flow of product within the Company's home fashions manufacturing operations and to bring apparel weaving capacity in line with current demand levels. The charge consists of a $3,292,000 non-cash writedown of fixed assets, $1,324,000 for severance and benefits associated with the termination of approximately 380 employees, and other exit costs of $107,000.

     The plant consolidation includes the closure of a home fashions cut and sew facility in Newnan, Georgia, and a portion of a home fashions weaving facility in Greenville, South Carolina. Production from the cut and sew facility will be moved to sewing plants in Danville and Brookneal, Virginia. In addition, the Company will idle apparel looms in Danville, Virginia and Sevierville, Tennessee, and transfer looms from Danville to Sevierville, resulting in a net reduction in apparel weaving capacity of approximately 20%. The vacant space in the Danville plant created by these moves will be utilized by the installation of modern home fashions sheeting looms. The Company expects to complete the consolidation of operations during the second quarter of fiscal 2002, and anticipates that the payout of severance and benefits will be substantially completed by the end of the fiscal year. The timing of the disposition of the Newnan real estate is uncertain due to current market conditions.

     Other operating costs, net for fiscal 2001 also includes a $440,000 pre-tax gain from reversal of a reserve established in 1995 for removal of asbestos and equipment from an idle building located in an historic district in Danville, Virginia. Work on this project had been suspended for various reasons, including decisions pending concerning development in the historic district and the potential condemnation of the property in connection with the relocation of a bridge by the Virginia Department of Transportation. The Company spent $130,000 against this reserve in fiscal 2001, but does not anticipate further spending in the foreseeable future.

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

     Other operating costs, net for fiscal 1999 also includes a $503,000 pre-tax gain from reversal of a portion of a loss recorded in fiscal 1998 for closure of the Company's apparel fabrics weaving facility in Spindale, North Carolina. Included in this amount is a $467,000 gain caused by better-than-anticipated proceeds on the sale of equipment that was written down in connection with the plant closure. The remainder of the gain ($36,000) is from reversal of a portion of the reserve established for severance and benefit costs.

     Following is a summary of the reserve account activity during the three fiscal years ended December 29, 2001 related to Other Operating Costs, Net:

                                                   2001      2000       1999
                                                  ------    -------    ------

     Balance at beginning of year...........      $  570      $570     $3,609
     Expenses accrued.......................       1,431        --         --
     Expenditures...........................        (130)       --     (1,239)
     Change in estimate.....................        (440)       --     (1,800)
                                                  ------    -------    ------

     Balance at end of year.................      $1,431      $ 570    $  570
                                                  ======    =======    ======


NOTE 8.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                            2001           2000          1999
                                                                           ------         ------        ------
                                                                         (in thousands except per share data)
Numerator for basic and diluted earnings per share--net income
   (loss)............................................................    $  (20,869)     $  10,773     $  14,715
                                                                         ==========      =========     =========
Denominator:
     Denominator for basic earnings per share--weighted-average
        shares.......................................................    21,765,509     22,023,830    23,145,636
     Effect of dilutive securities:
     Employee stock options..........................................            --             --        90,234
                                                                         ----------     ----------    ----------
     Denominator for diluted earnings per share--weighted average
        shares adjusted for dilutive securities......................    21,765,509     22,023,830    23,235,870
                                                                         ==========     ==========    ==========

Basic earnings (loss) per share......................................    $    (0.96)      $   0.49      $   0.64
                                                                         ==========       ========      ========
Diluted earnings (loss) per share....................................    $    (0.96)      $   0.49      $   0.63
                                                                         ==========       ========      ========

     At December 29, 2001, 222,750 shares of nonvested restricted Class A common stock granted to employees and directors during fiscal 2001 were outstanding. These shares could potentially dilute earnings per share in the future, but were not included in the earnings per share computations for fiscal 2001 because their inclusion would have been antidilutive.


NOTE 9.   Leases

     The Company leases certain manufacturing equipment, warehouses and office facilities under operating leases that expire at various dates through 2014. Rental expense for fiscal 2001, 2000 and 1999 amounted to approximately $8,261,000, $7,806,000 and $8,344,000, respectively, net of rental income on noncancelable leases and subleases of $0, $992,000 and $1,021,000, respectively.

     The Company also leases certain manufacturing equipment and a manufacturing facility under arrangements treated as capital leases. The manufacturing equipment leases expire at various dates through 2005, and the manufacturing facility lease expires in 2018.

     Assets under capital leases included in property, plant and equipment at December 29, 2001 and December 30, 2000 are as follows:

                                                      2001          2000
                                                     ------        ------
                                                       (in thousands)
Land.........................................         $ 609         $ 609
Buildings and improvements...................         2,281         2,281
Machinery and equipment......................        10,749        14,820
                                                     ------        ------
                                                     13,639        17,710
Less accumulated depreciation................         3,217         3,349
                                                     ------        ------
Net assets under capital leases..............       $10,422       $14,361
                                                    =======       =======



     The future minimum lease payments due under leases that have initial or remaining noncancelable lease terms in excess of one year at December 29, 2001, are as follows:

                                                        Capital  Operating
                                                         Leases     Leases
                                                         ------     ------
                                                          (in thousands)
2002.............................................        $1,482    $5,266
2003.............................................         1,321     4,814
2004.............................................         2,131     4,539
2005.............................................         2,645     3,568
2006.............................................            15     2,636
Later............................................           180    13,288
                                                         ------    ------
Total minimum lease payments.....................         7,774   $34,111
                                                                  =======
Less: amount representing interest...............         1,411
                                                         ------
Present value of minimum lease payments..........        $6,363
                                                         ======


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


NOTE 11.   Financial Instruments

Off balance sheet risk

     In connection with the purchase of cotton for anticipated manufacturing requirements, the Company enters into cotton forward purchase commitments, futures and option contracts in order to reduce the risk associated with future price fluctuations. The Company does not engage in speculation. There were no material cotton futures or options contracts outstanding at December 29, 2001 or December 30, 2000.


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

     A customer who accounted for 18% of the Company's consolidated net sales in fiscal 2001 (see Note 12) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code subsequent to year end. The Company recorded a $3.5 million charge to bad debt expense in fiscal 2001 related to this event.


Fair values

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The fair value of the Company's senior subordinated notes, based on quoted market prices, was $48,000,000 and $93,600,000 at December 29, 2001 and December 30, 2000, respectively, compared to a carrying value of $120,000,000. Based on rates available for similar types of borrowings, the carrying values of the Company's other debt approximated fair value at December 29, 2001 and December 30, 2000.


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

     Summarized information by reportable segment is shown in the following table:

                                                                                2001         2000        1999
                                                                              --------     --------    --------

                                                                                      (In thousands)
Net sales
     Home fashions........................................................    $469,862     $469,758    $431,828
     Apparel fabrics......................................................     118,881      143,639     150,401
     Engineered products..................................................      42,329       50,070      46,670
                                                                              --------     --------    --------
     Consolidated net sales...............................................    $631,072     $663,467    $628,899
                                                                              ========     ========    ========
Operating income (loss)
     Home fashions........................................................     $10,922      $43,344     $50,878
     Apparel fabrics......................................................      (8,579)       10,930      4,358
     Engineered products..................................................        (830)        2,341      2,725
     Corporate items not allocated to segments:
          Amortization of goodwill........................................      (3,617)      (3,137)     (2,859)
          Other operating costs, net......................................      (4,282)          --       2,267
          Depreciation....................................................        (333)         154      (5,162)
          Other...........................................................        (624)      (1,700)     (1,424)
                                                                              --------     --------    --------
          Consolidated operating income (loss)............................    $ (7,343)    $ 51,932    $ 50,783
                                                                              ========     ========    ========
Depreciation and amortization of property, plant and equipment
     Home fashions........................................................     $24,982      $23,571     $20,358
     Apparel fabrics......................................................      12,645      12,594       12,401
     Engineered products..................................................       1,491        1,199         991
     Corporate depreciation not allocated to segments.....................         333         (154)      5,162
                                                                              --------     --------    --------
     Consolidated depreciation and amortization of property, plant and
        equipment.........................................................     $39,451      $37,210     $38,912
                                                                               =======      =======     =======
Capital expenditures
     Home fashions........................................................     $10,789      $27,837     $25,723
     Apparel fabrics......................................................       3,821        4,584      10,637
     Engineered products..................................................       3,636        1,322         369
                                                                              --------     --------    --------
     Consolidated capital expenditures in cash............................     $18,246      $33,743     $36,729
                                                                               =======      =======     =======
Assets at end of year
     Home fashions........................................................    $362,094     $425,704    $368,956
     Apparel fabrics......................................................     108,793      123,605     138,540
     Engineered products..................................................      23,191       21,957      21,226
     Corporate assets not allocated to segments:..........................     172,291      174,207     155,860
                                                                              --------     --------    --------
     Consolidated assets..................................................    $666,369     $745,473    $684,582
                                                                              ========     ========    ========

     In fiscal years 2001, 2000 and 1999, sales to one home fashions customer accounted for 18%, 12% and 5%, respectively, of consolidated net sales. In fiscal years 2001, 2000 and 1999, sales to another customer, principally by the home fashions segment, accounted for 13%, 12% and 13%, respectively, of consolidated net sales. Sales to customers outside of the United States amounted to less than 4% of consolidated net sales in fiscal 2001, 2000 and 1999. Less than 2% of the Company's assets were located outside of the United States at December 29, 2001.

NOTE 13.   Quarterly Financial Data (unaudited)

     The Company's unaudited consolidated results of operations are presented below (in thousands, except per share data):

                                                 Year ended December 29, 2001
                                                 ----------------------------
                                          First      Second        Third     Fourth
                                         Quarter     Quarter      Quarter    Quarter
                                         -------     -------      -------    -------

Net sales...........................     $164,000    $161,858     $159,390   $145,824
Gross profit .......................       16,056      17,343       19,425     15,642
Net income (loss)...................       (6,519)     (6,139)       1,812    (10,023)
Per share:
Basic...............................        (0.30)      (0.28)        0.08      (0.46)
Diluted.............................        (0.30)      (0.28)        0.08      (0.46)

                                                    Year ended December 30, 2000
                                                 ----------------------------
                                          First      Second        Third     Fourth
                                         Quarter     Quarter      Quarter    Quarter
                                         -------     -------      -------    -------

Net sales..... .....................     $164,949    $157,232     $175,458   $165,828
Gross profit.... ...................       30,898      31,854       36,299     23,353
Net income (loss)...................        4,073       2,959        5,993     (2,252)
Per share:
Basic...............................         0.18        0.13         0.28      (0.10)
Diluted.............................         0.18        0.13         0.28      (0.10)

     The interim earnings (loss) per share amounts were computed as if each quarter was a discrete period. As a result, the sum of the earnings (loss) per share by quarter will not necessarily total the annual earnings (loss) per share.

     Results for the third quarter of fiscal 2001 include a one-time income tax benefit of $4,987,000 ($0.23 per share) from the reversal of income tax liabilities recorded in prior years (Note 5). Results for the fourth quarter of fiscal 2001 include net pre-tax charges of $4,282,000 ($2,631,000 after tax, or $0.12 per share) relating primarily to plant consolidations (Note 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections under the heading "Election of Directors" entitled "What is the background of this year's nominee?," "Who are the directors continuing in office until 2003?," and "Who are the directors continuing in office until 2004?" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2002 are incorporated herein by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding the executive officers of the Registrant.


Item 11.  EXECUTIVE COMPENSATION

     The section under heading "Election of Directors" entitled "How are directors compensated?" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants Table," "Aggregated Options Table," "Retirement Plans" and "Employment Agreements" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2002 are incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2002 is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2002 is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1.    Financial Statements

     The following financial statements are filed under Item 8 of this Report:

     Report of Independent Auditors.

     Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000.

     Consolidated Statements of Operations for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000.

     Consolidated Statements of Shareholders' Equity for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000.

     Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000.

     Notes to Consolidated Financial Statements for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000.


     2.   The following Financial Statement Schedule is filed as part of this
Report:

     Schedule II--Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or not required.


     3.   Exhibits

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.


   (b) Reports on Form 8-K

     We filed a Report on Form 8-K as follows:

     Report on Form 8-K dated December 10, 2001, in which we filed the form of fifth amendment to our credit agreement and announced that we had amended our credit agreement with our senior lenders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DAN RIVER INC.




                                    By: /s/ Joseph L. Lanier, Jr.
                                        ------------------------------------
                                                 Joseph L. Lanier, Jr.
                                        Chairman and Chief Executive Officer


                                    Date: March 21, 2002



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               /s/ Donald J. Keller                Director                                       March 21, 2002
     -----------------------------------------
                 Donald J. Keller


             /s/Joseph L. Lanier, Jr.              Chairman, Chief Executive Officer              March 21, 2002
    ------------------------------------------     and Director (Principal
               Joseph L. Lanier, Jr.               Executive Officer)



                /s/ Edward J. Lill                 Director                                       March 21, 2002
    ------------------------------------------
                  Edward J. Lill


                /s/ John F. Maypole                Director                                       March 21, 2002
     -----------------------------------------
                  John F. Maypole


                 /s/ Barry F. Shea                 Executive Vice President--Chief                March 21, 2002
     -----------------------------------------     Financial Officer (Principal
                   Barry F. Shea                   Financial and Accounting
                                                   Officer)



            /s/ Richard L. Williams                President and Chief Operating                  March 21, 2002
     -----------------------------------------     Officer and Director
                Richard L. Williams

                                                                     SCHEDULE II

                                 DAN RIVER INC.

                        VALUATION AND QUALIFYING ACCOUNTS

      Years ended December 29, 2001, December 30, 2000 and January 1, 2000


                                                                         Additions
                                                                         ---------
                                              Balance at     Charged to
                                               Beginning        Costs                                  Balance at
                                               of Year      and Expenses     Other     Deductions(B)  End of Year
                                              ----------    ------------     ------    -------------  -----------
               Description
               ------------
                                                                  (in thousands)
Allowance  for  uncollectible  accounts,
   discounts  and claims  (deducted  from
   accounts receivable):
Year ended December 29, 2001.............         $  14,011    $22,375       $   --         $20,503      $ 15,883
                                                  =========    =======       ======         =======      ========
Year Ended December 30, 2000.............         $   9,693    $21,651       $   316(A)     $17,649      $ 14,011
                                                  =========    =======       =======        =======      ========
Year Ended January 1, 2000...............         $  10,020    $15,761       $   --         $16,088       $ 9,693
                                                  =========    =======       ======         =======       =======

(A) Allowance related to receivables acquired through business combination.

(B) Includes writeoff of receivables (net of recoveries) and claims allowed.

                                  EXHIBIT INDEX

Exhibit
Number                           Description of Exhibit
------                           ----------------------


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

Exhibit
Number                           Description of Exhibit
------                           ----------------------

10.4 Third Amendment to the Credit Agreement dated as of June 26, 2000 to the Credit Agreement among Dan River Inc. and certain of its subsidiaries, the several lenders parties thereto and First Union National Bank as Agent dated as of October 14, 1998 (incorporated by reference to Exhibit 10 in Dan River's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000)


10.5 Fourth Amendment to the Credit Agreement dated as of February 14, 2001 to the Credit Agreement among Dan River Inc. and certain of its subsidiaries, the several lenders parties thereto and First Union National Bank as Agent dated as of October 14, 1998 (incorporated by reference to Exhibit 10.5 in Dan River's Annual Report on Form 10-K for the fiscal year ended December 30, 2000)


10.6 Fifth Amendment to the Credit Agreement dated as of December 10, 2001 to the Credit Agreement among Dan River Inc. and certain of its subsidiaries, the several lenders parties thereto and First Union National Bank as Agent dated as of October 14, 1998 (incorporated by reference to Exhibit 10 in Dan River Current Report on Form 8-K dated December 10, 2001)

10.7 Registration Rights Agreement, dated as of September 3, 1991, among Dan River Inc. and the parties named therein (incorporated by reference to Exhibit 10.4 in Dan River's Registration Statement on Form S-1 (File No. 33-70442) filed on October 15, 1993)


10.8 Amendment to Registration Rights Agreement dated as of October 27, 1997, (incorporated by reference to Exhibit 10.4.1 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)


10.9 Voting Agreement among Joseph L. Lanier, Jr., Richard L. Williams and Barry F. Shea and certain members of their families (incorporated by reference to Exhibit 10.5 in Amendment No. 2 to Dan River's Registration Statement on Form S-1 (File No. 333-36479))


10.10 Amendment to Voting Agreement among Joseph L. Lanier, Jr., Richard L. Williams and Barry F. Shea and certain members of their families (incorporated by reference to Exhibit 10.7 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)


10.11 Employment Agreement, dated as of October 29, 1997, between Dan River Inc. and Joseph L. Lanier, Jr. (incorporated by reference to Exhibit No.
        10.7 in Amendment No. 2 to Dan River's Registration Statement on Form S-1 (File No. 333-36479))


10.12 Employment Agreement, dated as of October 29, 1997, between Dan River Inc. and Richard L. Williams (incorporated by reference to Exhibit No.
        10.8 in Amendment No. 2 to Dan River's Registration Statement on Form S-1 (File No. 333-36479))

Exhibit
Number                           Description of Exhibit
------                           ----------------------

10.13 Employment Agreement, dated as of October 29, 1997, between Dan River Inc. and Barry F. Shea (incorporated by reference to Exhibit No. 10.9 in Amendment No. 2 to Dan River's Registration Statement on Form S-1 (File No. 333-36479))


10.14 Form of Post-employment Letter Agreement between the Dan River Inc. and certain of its officers, including Messrs. Boozer and Goodrich (incorporated by reference to Exhibit No. 10.10 in Dan River's Registration Statement on Form S-1 (File No. 33-70442) filed on October 15, 1993)


10.15 Dan River Inc. Amended and Restated Stock Option Plan and form of Option Agreement in effect prior to December 30, 1994 (incorporated by reference to Exhibit No. 10.14 in Dan River's Registration Statement on Form S-1 (File No. 33-70442) filed on October 15, 1993)


10.16 Dan River Inc. Amended and Restated Stock Option Plan and form of Option Agreement as amended as of December 30, 1994 (incorporated by reference to Exhibit 10.15 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)


10.17 Form of Dan River Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit No. 10.16 in Dan River's Registration Statement on Form S-1 (File No. 333-36479))


10.18   Form  of  Dan  River  Inc.   1997  Stock  Plan  for  Outside   Directors
        (incorporated   by  reference  to  Exhibit  No.  10.19  in  Dan  River's
        Registration Statement on Form S-1 (File No. 333-36479))


10.19   Dan River Inc.  Management  Incentive Plan (incorporated by reference to
        Exhibit 10.18 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)


10.20 Dan River Inc. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)


10.21 Dan River Inc. Non-qualified 401(k) and Deferred Compensation Plan for Highly Compensated Employees and Directors (incorporated by reference to
        Exhibit 10.20 in Dan River's Annual Report on Form 10-K for the fiscal year ended December 30, 2000)


10.22 Dan River Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.21 in Dan River's Annual Report on Form 10-K for the fiscal year ended December 30, 2000)


10.23   Dan  River  Inc.  Restricted   Supplemental  Executive  Retirement  Plan
        (incorporated by reference to Exhibit 10.22 in Dan River's Annual Report on Form 10-K for the fiscal year ended December 30, 2000)

Exhibit
Number                           Description of Exhibit
------                           ----------------------

10.24 Members Agreement dated as of January 5, 2000 between Dan River International Ltd. and Grupo Industrial Zaga, S.A. de C.V. (regarding Danza Textil, S. de. R.L. de C.V.) (incorporated by reference to Exhibit
        10.18 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)


10.25 Members Agreement dated as of January 5, 2000 between Dan River International Ltd. and Grupo Industrial Zaga, S.A. de C.V. (regarding Zadar S. de R.L. de C.V.) (incorporated by reference to Exhibit 10.19 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)


11 Statement regarding Computation of Earnings per share (incorporated by reference to Note 8 to Dan River's Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended December 29,
        2001)


21*     List of Subsidiaries


23*     Consent of Ernst & Young LLP


99.1*   Cautionary Statements relating to Forward Looking Statements

*    filed herewith