Form 10-Q
period 2002-03-30
DAN RIVER INC /GA/
filed 2002-05-10
CIK 914384

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

            For the quarterly period ended March 30, 2002
                                             OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _____________

            Commission file number 1-13421


                                       DAN RIVER INC.
                   (Exact name of registrant as specified in its charter)


              GEORGIA                                 58-1854637
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      2291 Memorial Drive                             24541
      Danville, Virginia                              (Zip Code)
      (Address of principal executive offices)

      Registrant's telephone number, including area code:  (434) 799-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/      No


Number of shares of common stock outstanding as of March 30, 2002:
                                                Class A:  20,371,939 Shares
                                                Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                    See Following Pages.

                                       DAN RIVER INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              March 30,       December 29,
                                                                2002             2001
                                                            ------------      ------------
                                                            (in thousands, except share
                                                                  and per share data)
                                           ASSETS
Current assets:
   Cash and cash equivalents                                $      2,523      $     8,316
   Accounts receivable, net                                      101,898           75,029
   Inventories                                                   141,799          156,508
   Prepaid expenses and other current assets                      12,798            7,577
   Deferred income taxes                                          16,520           17,530
                                                            ------------      -----------
     Total current assets                                        275,538          264,960

Property, plant and equipment                                    524,056          524,959
   Less accumulated depreciation and amortization               (258,173)        (251,224)
                                                            ------------      -----------
     Net property, plant and equipment                           265,883          273,735

Goodwill, net                                                    115,134          115,134
Other assets                                                      11,751           12,540
                                                            ------------      -----------
                                                            $    668,306      $   666,369
                                                            ============      ===========


                                       DAN RIVER INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 30,       December 29,
                                                                2002             2001
                                                            ------------      ------------
                                                            (in thousands, except share
                                                                  and per share data)

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                     $     23,860      $    26,375
   Accounts payable                                               21,975           22,911
   Accrued compensation and related benefits                      23,848           21,064
   Other accrued expenses                                         14,083           10,247
                                                            ------------      -----------
     Total current liabilities                                    83,766           80,597

Other liabilities:

   Long-term debt                                                296,234          299,024
   Deferred income taxes                                          16,158            9,709
   Other liabilities                                              26,860           26,701

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                                  --               --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 20,371,939 shares                               204              199
     (19,926,189 shares at December 29, 2001)
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                                 21               21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                                      --               --
   Additional paid-in capital                                    209,962          209,778
   Retained earnings                                              41,874           47,009
   Accumulated other comprehensive loss                           (6,121)          (6,121)
   Unearned compensation--restricted stock                          (652)            (548)
                                                            ------------      -----------
     Total shareholders' equity                                  245,288          250,338
                                                            ------------      -----------
                                                            $    668,306      $   666,369
                                                            ============      ===========




                                   See accompanying notes.

                                       DAN RIVER INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                              --------------------------
                                              March 30,           March 31,
                                                2002                2001
                                              ---------           ---------
                                (in thousands, except per share data)
Net sales                                     $ 158,418           $ 164,000

Costs and expenses:
  Cost of sales                                 136,664             147,944
  Selling, general and
    administrative expenses                      17,815              16,821
  Amortization of goodwill                           --                 806
                                              ---------           ---------

Operating income (loss)                           3,939              (1,571)

Other income                                         59                 164
Equity in loss of joint venture                      --                 (67)
Interest expense                                 (7,383)             (8,648)
                                              ---------           ---------
Loss before income taxes                         (3,385)            (10,122)

Income tax provision (benefit)                    1,750              (3,603)
                                              ---------           ---------
Net loss                                      $  (5,135)          $  (6,519)
                                              =========           =========

Loss per share:
  Basic and diluted                           $   (0.24)          $   (0.30)
                                              =========           =========













                                   See accompanying notes.

                                       DAN RIVER INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended
                                                            ---------------------------
                                                              March 30,         March 31,
                                                                2002              2001
                                                            ------------      -----------
                                                                  (in thousands)
Cash flows from operating activities:
   Net loss                                                 $   (5,135)       $   (6,519)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Noncash interest expense                                    690               265
       Depreciation and amortization of
         property, plant and equipment                           9,306             9,765
       Amortization of goodwill                                     --               806
       Amortization of restricted stock
         compensation                                               85                --
       Deferred income taxes                                     7,450            (3,603)
       Writedown/disposal of assets                                  2                96
       Equity in loss of joint venture                              --                67
       Changes in operating assets and liabilities:
         Accounts receivable                                   (26,869)           (4,169)
         Inventories                                            14,708            14,637
         Prepaid expenses and other assets                      (4,973)            1,233
         Accounts payable and accrued expenses                   6,849             9,698
         Other liabilities                                          98               265
                                                            ----------        ----------
           Net cash provided by operating
             activities                                          2,211            22,541
                                                            ----------        ----------
Cash flows from investing activities:
   Capital expenditures                                         (2,623)           (6,913)
   Proceeds from sale of assets                                      1                22
   Acquisitions                                                     --            (3,748)
                                                            ----------        ----------
           Net cash used by investing activities                (2,622)          (10,639)
                                                            ----------        ----------
Cash flows from financing activities:
   Payments of long-term debt                                   (2,805)           (7,090)
   Finance costs                                                   (77)             (843)
   Net payments - working capital
     facility                                                   (2,500)           (5,500)
                                                            ----------        ----------
           Net cash used by financing activities                (5,382)          (13,433)
                                                            ----------        ----------
Net decrease in cash and cash equivalents                       (5,793)           (1,531)
Cash and cash equivalents at beginning of period                 8,316             3,675
                                                            ----------        ----------
Cash and cash equivalents at end of period                  $    2,523        $    2,144
                                                            ==========        ==========

                                   See accompanying notes.

                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of Dan River Inc. and its wholly-owned subsidiaries, (collectively, the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

2.    Adoption of New Accounting Standards

      Effective as of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This new standard prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. In accordance with SFAS No. 142 the Company will complete a test in the second quarter of fiscal 2002 which will determine whether potential impairment of goodwill existed at the beginning of the year. If required, a second test, to determine the amount of impairment, must be completed prior to the end of fiscal 2002. Any impairment charge resulting from these transitional tests will be reflected as the cumulative effect of a change in accounting principle in fiscal 2002.

      Under SFAS No. 142, prior period amounts are not restated. Had SFAS No. 142 been in effect for the quarter ended March 31, 2001, the net loss, adjusted for the exclusion of goodwill amortization, would have been $5,750,000 or $0.26 per share.

      Also as of the beginning of fiscal 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of the new standard did not materially effect the Company's financial position or results of operations.

3.    Inventories

      The components of inventory are as follows:

                                                  March 30,               December 29,
                                                    2002                     2001
                                                ------------             ------------
                                                          (in thousands)
            Finished goods                      $ 46,914                   $ 56,194
            Work in process                       80,546                     85,936
            Raw materials                          3,181                      2,987
            Supplies                              11,158                     11,391
                                                --------                   --------
                  Total Inventories             $141,799                   $156,508
                                                ========                   ========

4.    Income Taxes

      The income tax provision for the first quarter of fiscal 2002 includes a one-time increase to income tax expense of $2,800,000 attributable to the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which will allow the Company to receive an estimated $5,700,000 refund of taxes. However, the carryback will also free up investment credits that had previously offset tax in the carryback years. A $2,800,000 tax provision has been recorded in the first quarter of fiscal 2002, representing the estimated amount of these freed up credits that expire during the carryback period without being utilized. Excluding this one-time adjustment, the tax benefit for the first quarter of fiscal 2002 was $1,050,000, or 31.0% of the pretax loss.

5.    Reserves for Exit Costs

      In the fourth quarter of fiscal 2001 the Company recorded a $4,722,000 pre-tax charge relating to a plant consolidation program announced by the Company in December 2001. The charge consisted of a $3,292,000 non-cash writedown of fixed assets, $1,324,000 for severance and benefits associated with the termination of approximately 380 employees, and other exit costs of $107,000. The Company expects to complete all significant aspects of the consolidation of operations during the second quarter of fiscal 2002 and anticipates that the payout of severance and benefits will be substantially completed by the end of the fiscal year. Following is a summary of the reserve account activity during the first quarter of fiscal 2002 related to the consolidation (in thousands):

                  Balance at beginning of the period        $1,431
                  Expenditures                                (411)
                                                            ------
                  Balance at end of the period              $1,020
                                                            ======

6.    Shareholders' Equity

      Activity in Shareholders' Equity is as follows:


                                                            Accumu-
                                                            lated      Unearned
                                      Addi-                 Other      Compen-     Total
                                      tional                Compre-    sation-     Share-
                   Common Stock       Paid-in  Retained     hensive    Restricted  holders'
                 Class A    Class B   Capital  Earnings     Loss       Stock       Equity
                 -------    -------  --------  --------     -------    --------    --------
                                               (in thousands)

Balance at
  December 29,
  2001           $   199    $   21   $ 209,778 $ 47,009     $ (6,121)  $   (548)  $ 250,338

Net loss              --        --          --   (5,135)          --         --      (5,135)
Restricted stock
  awards               5        --         184       --           --       (189)         --
Amortization of
  unearned compen-
  sation              --        --          --       --           --         85          85
                 -------    ------   --------- --------     --------    -------    --------
Balance at
  March 30, 2002 $   204    $   21   $ 209,962 $ 41,874     $ (6,121)  $   (652)  $ 245,288
                 =======    ======   ========= =========    =========  =========  =========



7.    Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:


                                                                Three Months Ended
                                                            --------------------------
                                                              March 30,        March 31,
                                                                2002             2001
                                                            ------------      -----------
Numerator for basic and diluted earnings
  per share -- net loss                                     $(5,135,000)      $(6,519,000)
                                                            ===========       ===========
Denominator for basic and diluted earnings
  per share--weighted average shares                         21,789,987        21,765,509
                                                            ===========       ===========

Basic and diluted loss per share                            $     (0.24)      $     (0.30)
                                                            ===========       ===========


8.    Segment Information

      Summarized information by reportable segment is shown in the following tables:

                                                                Three Months Ended
                                                            ---------------------------
                                                              March 30,        March 31,
                                                                2002              2001
                                                            ------------      ------------
                                                                  (in thousands)
   Net sales:
      Home fashions                                         $   116,009       $   120,529
      Apparel fabrics                                            31,930            32,202
      Engineered products                                        10,479            11,269
                                                            -----------       -----------
      Consolidated net sales                                $   158,418       $   164,000
                                                            ============      ===========

   Operating income (loss):
      Home fashions                                         $     5,314               485
      Apparel fabrics                                            (1,576)             (497)
      Engineered products                                          (303)             (398)
      Corporate items not allocated to segments:
         Amortization of goodwill                                    --              (806)
         Other                                                      504              (355)
                                                            -----------       -----------
      Consolidated operating income (loss)                  $     3,939       $    (1,571)
                                                            ===========       ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

NET SALES

Net sales for the first quarter of fiscal 2002 were $158.4 million, a decrease of $5.6 million or 3.4% from the first quarter of fiscal 2001.

Home Fashions

Net sales of home fashions products were $116.0 million for the first quarter of fiscal 2002, a decrease of $4.5 million or 3.8% from the first quarter of fiscal 2001. The decrease reflects the generally soft demand for our adult bedding products at the beginning of fiscal 2002. Shipments to all retail channels picked up significantly in the last several weeks of the quarter, during which sales of home fashions products exceeded the levels of a year earlier.

Apparel Fabrics

Net sales of apparel fabrics for the first quarter of fiscal 2002 were $31.9 million, a slight decrease from the $32.2 million in sales reported for the first quarter of fiscal 2001. Sales of sportswear fabrics, primarily pant fabrics, increased by $3.8 million in the first quarter of fiscal 2002, almost offsetting the declines in sales of dress shirting and military uniform fabrics.

Engineered Products

Net sales of engineered products for the first quarter of fiscal 2002 were $10.5 million, a decrease of $0.8 million or 7.0% from the first quarter of fiscal 2001. Most of the decline is attributable to lower industrial fabric sales, which reflects continuing price pressure from domestic and offshore competition, and soft demand for conveyor belt fabric.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $17.8 million for the first quarter of fiscal 2002 (11.2% of net sales), an increase of $1.0 million or 5.9% from $16.8 million (10.3% of net sales) for the first quarter of fiscal 2001. All of the increase is due to higher bad debt expense in the first quarter of fiscal 2002, which included a $1.4 million provision attributable to the January, 2002 Chapter 11 filing of Kmart Corporation.

OPERATING INCOME

Total operating income was $3.9 million for the first quarter of fiscal 2002, compared to an operating loss of $1.6 million for the first quarter of fiscal 2001.

      Segment Operating Income:

Operating income for the home fashions segment was $5.3 million for the first quarter of fiscal 2002, compared to $0.5 million in the first quarter of the prior year. Operating margins were unusually low in the first quarter of fiscal 2001 due to a combination of factors, including promotional pricing resulting from our focus on inventory reduction, high energy and raw material costs, and the effects of production curtailments. The improved profitability in the first quarter of fiscal 2002 is mostly attributable to improved manufacturing performance, offset in part by $1.4 million in bad debt expense attributable to Kmart Corporation's Chapter 11 filing.

The apparel fabrics segment generated a $1.6 million operating loss for the first quarter of fiscal 2002, compared to a $0.5 million operating loss for the first quarter of fiscal 2001. The fiscal 2002 results include a $0.6 million operating loss from our shirt manufacturing subsidiary in Mexico.
The poor operating performance for both periods reflects low sales volumes, a competitive pricing environment and high per-unit manufacturing costs resulting from reduced running schedules.

The engineered products segment generated a $0.3 million operating loss in the first quarter of fiscal 2002, compared to a $0.4 million operating loss in the first quarter of fiscal 2001. The lack of profitability for both periods was caused by low sales volume and poor manufacturing performance.

      Corporate Items:

Amortization of goodwill was $0.8 million in the first quarter of fiscal 2001. In accordance with SFAS No. 142, beginning in the first quarter of fiscal 2002 we discontinued the amortization of goodwill.

Other items not allocated to segments totaled $0.5 million (income) in the first quarter of fiscal 2002 compared to $0.4 million (expense) in the first quarter of fiscal 2001. The fiscal 2002 amount includes income items of $0.2 million related to a litigation settlement and $0.5 million from a net decrease in intersegment profits remaining in inventory.

INTEREST EXPENSE

Interest expense was $7.4 million for the first quarter of fiscal 2002, down $1.3 million from the first quarter of fiscal 2001. The decrease reflects both lower debt levels and lower average interest rates.

INCOME TAX PROVISION

We recorded a $1.8 million income tax provision in the first quarter of fiscal 2002, which included a one-time increase to income tax expense of $2.8 million attributable to the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which will allow us to receive an estimated $5.7 million refund of taxes. However, the carryback will also free up investment credits that had previously offset tax in the carryback years. A $2.8 million tax provision has been recorded in the first quarter of fiscal 2002, representing the estimated amount of these freed up credits that expire during the carryback period without being utilized.

Excluding the one-time tax adjustment discussed above, the tax benefit for the first quarter of fiscal 2002 was $1.1 million, or 31.0% of the pretax loss, compared to $3.6 million, or 35.6% of the pretax loss, for the first quarter of fiscal 2001. The low effective rate in fiscal 2002 is mostly attributable to losses from our Mexican operations for which no tax benefits were provided. The effect of nondeductible goodwill amortization decreased the income tax benefit for the first quarter of fiscal 2001 by 2.7%.

NET INCOME AND EARNINGS PER SHARE

The net loss for the first quarter of fiscal 2002 was $5.1 million or $0.24 per share compared to a net loss of $6.5 million or $0.30 per share for the first quarter of fiscal 2001. Results for the first quarter of fiscal 2002 were affected by the following one-time or unusual items (discussed above):

      a $2.8 million income tax provision related to the Job Creation and Worker Assistance Act of 2002; and

      $1.4 million in bad debt expense ($0.8 million after tax) relating to Kmart Corporation's bankruptcy filing.

Together the above items increased the net loss for the first quarter of fiscal 2002 by $3.6 million or $0.17 per share.

The net loss for the first quarter of fiscal 2001 included goodwill amortization of $0.8 million or $0.04 per share. In accordance with SFAS No. 142, goodwill amortization was discontinued at the beginning of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

General

We generally rely on internally generated cash flow, supplemented by borrowings under our working capital line of credit, to meet debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 56.6% at March 30, 2002.

Credit Facilities

We maintain a credit facility comprised of a term loan and a secured working capital line of credit. This credit facility is secured by our accounts receivable, inventories and real and personal property. The credit facility bears interest at the Base Rate plus applicable percentage, as defined (7.75% as of May 6, 2002) or LIBOR plus applicable percentage (6.09% as of May 6,
2002), for periods of one, two, three or six months, at our option.

The working capital line has a borrowing base and is non-amortizing. Any amounts outstanding are due at the final maturity of September 30, 2003. As of March 30, 2002, $107.0 million was used and $36.7 million was unused and available for borrowing. The term loan had an outstanding principal balance of $82.4 million at March 30, 2002. Scheduled amortization payments for fiscal 2002 on the term loan total $25.0 million, $2.5 million of which was paid in the first quarter.

The borrowing base is determined weekly by evaluation of the eligible inventories and accounts receivable and is limited to a fixed amount each month, which reaches $150 million in June of 2002. Interest payments are required to be made on a monthly basis for all outstanding loans and we are required to meet a minimum cumulative EBITDA covenant (as defined) and an interest coverage ratio covenant (as defined) on a monthly basis.

In addition to the covenants described above, the credit facility contains limitations on mergers and consolidations, affiliated transactions, incurring liens, disposal of assets and investments. An event of default under the credit facility includes change of control (as defined in the credit facility) as well as non-compliance with certain other provisions.

Working Capital

Net cash generated from operating activities in the three months ended March 30, 2002 was $2.2 million. The net loss, adjusted for noncash expense items, net, generated $12.4 million of cash. This was offset by a $10.2 million use of cash by operating assets and liabilities, comprised of a $5.3 million use from operating working capital (accounts receivable - $26.9 million use, inventories - $14.7 million source, and accounts payable and accrued expenses
- $6.8 million source) and a $4.9 million use of cash for prepaid expenses and other assets and other liabilities.

In the first quarter of fiscal 2001, net cash generated from operating activities was $22.5 million. The net loss for that period, adjusted for noncash expense items, net, generated $0.8 million of cash. An additional $21.7 million was generated by operating assets and liabilities, comprised of a $20.2 million source from operating working capital (accounts receivable - $4.2 million use, inventories - $14.6 million source, and accounts payable and accrued expenses - $9.7 million source) and a $1.5 million source of cash for prepaid expenses and other assets and other liabilities.

Investing Activities

During the first three months of fiscal 2002, we purchased $2.6 million in equipment and manufacturing improvements.

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

                                          DAN RIVER INC.

Date:   May 10, 2002                      /s/ Barry F. Shea
                                          -----------------------------------
                                          Barry F. Shea
                                          Executive Vice President-Chief
                                          Financial Officer
                                          (Authorized Signing Officer and
                                          Principal Financial Officer)


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





