Form 10-Q
period 2002-06-29
DAN RIVER INC /GA/
filed 2002-08-09
CIK 914384

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

            For the quarterly period ended June 29, 2002
                                             OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of June 29, 2002:
                                          Class A:  20,357,773 Shares
                                          Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Forward Looking Statements.
--------------------------

This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward looking statements. The words "believes," "expects," "intends," "estimates" or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could," are intended to identify forward-looking statements. Specific forward looking statements contained in this Quarterly Report include, among others, the expected impairment writedown of goodwill, and statements regarding refinancing of certain indebtedness. These forward looking statements are found in Part I,
Item 2.  There can be no assurance that our assumptions are correct.

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



                               PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                    See Following Pages.

                                       DAN RIVER INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 29,        December 29,
                                                                2002             2001
                                                            -----------       -----------
                                                            (in thousands, except share
                                                                  and per share data)
                                           ASSETS
Current assets:
   Cash and cash equivalents                                $     1,181       $     8,316
   Accounts receivable, net                                      78,478            75,029
   Inventories                                                  143,303           156,508
   Prepaid expenses and other current assets                     12,588             7,577
   Deferred income taxes                                         15,720            17,530
                                                            -----------       -----------
        Total current assets                                    251,270           264,960

Property, plant and equipment                                   525,967           524,959
   Less accumulated depreciation and amortization              (267,168)         (251,224)
                                                            -----------       -----------
     Net property, plant and equipment                          258,799           273,735

Goodwill, net                                                   115,134           115,134
Other assets                                                     11,375            12,540
                                                            -----------       -----------
                                                            $   636,578       $   666,369
                                                            ===========       ===========


                                       DAN RIVER INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 29,        December 29,
                                                                2002             2001
                                                            ------------      ------------
                                                            (in thousands, except share
                                                                  and per share data)

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                     $     41,344      $    26,375
   Accounts payable                                               23,351           22,911
   Accrued compensation and related benefits                      22,332           21,064
   Other accrued expenses                                         11,677           10,247
                                                             -----------      -----------
     Total current liabilities                                    98,704           80,597

Other liabilities:

   Long-term debt                                                243,953          299,024
   Deferred income taxes                                          17,921            9,709
   Other liabilities                                              26,993           26,701

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                                  --               --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 20,357,773 shares
     (19,926,189 shares at December 29, 2001)                        204              199
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                                 21               21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                                      --               --
   Additional paid-in capital                                    209,962          209,778
   Retained earnings                                              45,532           47,009
   Accumulated other comprehensive loss                           (6,121)          (6,121)
   Unearned compensation--restricted stock                          (591)            (548)
                                                            ------------      -----------
     Total shareholders' equity                                  249,007          250,338
                                                            ------------      -----------
                                                            $    636,578      $   666,369
                                                            ============      ===========




                                   See accompanying notes.

                                       DAN RIVER INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                Three Months Ended                 Six Months Ended
                              -----------------------            ----------------------
                               June 29,         June 30,         June 29,        June 30,
                                 2002             2001             2002            2001
                              ---------         --------         --------        --------

                                          (in thousands, except per share data)

Net sales                     $ 153,942         $ 161,858        $ 312,360   $ 325,859

Costs and expenses:
  Cost of sales                 123,874           144,515          260,539     292,460
  Selling, general
      and administrative
      expenses                   17,150            16,846           34,965      33,666
  Amortization of
     goodwill                        --               889               --       1,694
  Other operating
     costs, net                    (310)               --             (310)         --
                              ---------         ---------        ---------   ---------
Operating income (loss)          13,228              (392)          17,166      (1,961)

Other income (expense)              148              (113)             207          48
Equity in loss of
  joint venture                      --              (177)              --        (244)
Interest expense                 (7,146)           (8,407)         (14,528)    (17,055)
                              ---------         ---------        ---------   ---------
Income (loss) before
  income taxes                    6,230            (9,089)           2,845     (19,212)

Provision (benefit) for
  income taxes                    2,572            (2,950)           4,322      (6,553)
                              ---------         ---------        ---------   ---------
Net income (loss)             $   3,658         $  (6,139)       $  (1,477)  $ (12,659)
                              =========         =========        =========   =========

Earnings (loss) per share:

  Basic                       $    0.17         $   (0.28)       $   (0.07)  $   (0.58)
                              =========         =========        =========   =========

  Diluted                     $    0.16         $   (0.28)       $   (0.07)  $   (0.58)
                              =========         =========        =========   =========




                                   See accompanying notes

                                       DAN RIVER INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

<caption>                                                       Six Months Ended
                                                            ---------------------------
                                                              June 29,          June 30,
                                                                2002              2001
                                                            ------------      ------------
                                                                  (in thousands)
Cash flows from operating activities:
   Net loss                                                  $   (1,477)      $  (12,659)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Noncash interest expense                                   1,376              574
       Depreciation and amortization of
         property, plant and equipment                           18,819           19,763
       Amortization of goodwill                                      --            1,694
       Amortization of restricted stock
	   compensation						    146               33
       Deferred income taxes                                     10,022           (6,553)
       Writedown/disposal of assets                                  19              153
       Equity in loss of joint venture                               --              244
       Other operating costs, net                                  (310)              --
   Changes in operating assets and liabilities:
       Accounts receivable                                       (3,449)          (2,044)
       Inventories                                               13,205           29,086
       Prepaid expenses and other assets                         (5,001)           1,039
       Accounts payable and accrued expenses                      4,409           (1,698)
       Other liabilities                                            253              436
                                                             ----------       ----------
           Net cash provided by operating
             activities                                          38,012           30,068
                                                             ----------       ----------
Cash flows from investing activities:
   Capital expenditures                                          (5,337)         (12,055)
   Proceeds from sale of assets                                     325               80
   Acquisitions                                                      --           (3,810)
                                                             ----------       ----------
           Net cash used by investing activities                 (5,012)         (15,785)
                                                             ----------       ----------
Cash flows from financing activities:
   Payments of long-term debt                                    (5,602)         (14,178)
   Borrowings against cash surrender value of life
     insurance                                                       --            5,404
   Finance costs                                                    (33)          (1,013)
   Net borrowings (payments)-working capital
     facility                                                   (34,500)          (7,000)
                                                             ----------       ----------
           Net cash used by financing activities                (40,135)         (16,787)
                                                             ----------       ----------
Net decrease in cash and cash equivalents                        (7,135)          (2,504)
Cash and cash equivalents at beginning of period                  8,316            3,675
                                                             ----------       ----------
Cash and cash equivalents at end of period                   $    1,181       $    1,171
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

2.    Adoption of New Accounting Standard

      Effective as of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. In the year of adoption, SFAS No. 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the goodwill carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second transitional test is required to determine the amount of impairment.

      For purposes of goodwill impairment testing, SFAS No. 142 requires that goodwill be assigned to one or more reporting units. The Company has assigned goodwill to the following reporting units:
                  bedding products;
                  import specialty products;
                  apparel fabrics; and
                  engineered products.

      The bedding products and import specialty products business units are components of the home fashions reportable segment, for which separate financial information is reported pursuant to SFAS No. 131. The apparel fabrics and engineered products business units correspond directly to reportable segments under SFAS No. 131 (refer to Note 8 for current segment disclosures).

      The Company, with the assistance of an outside consultant, completed the initial transitional assessment of its reporting units in the second quarter of fiscal 2002 and has determined that potential goodwill impairment exists in the import specialty products, apparel fabrics and engineered products business units. The Company expects to complete the second portion of the transitional test in the third quarter of fiscal 2002, and estimates that it will result in an impairment writedown of up

                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      to $21 million. Any impairment writedown resulting from the transitional testing will be reported as a cumulative effect of a change in accounting principle, retroactive to the first day of fiscal 2002.
      In future years, a goodwill impairment review will be conducted at least annually, and any impairment charges that are required to be recorded would be charged to operating income.

      In accordance with SFAS No. 142, prior period amounts were not restated. The following table adjusts the reported net loss for the three and six months ended June 30, 2001 and the loss per share amounts to exclude amortization of goodwill:

                                             Three Months Ended    Six Months Ended
                                                June 30, 2001        June 30, 2001
                                                -------------      ----------------
                                            (in thousands, except per share data)
            Reported net loss                     $ (6,139)             $(12,659)
            Amortization of goodwill
               (net of tax effect)                     852                 1,619
                                                   -------               -------
            Adjusted net loss                     $ (5,287)             $(11,040)
                                                  ========              ========

            Reported loss per share               $  (0.28)             $  (0.58)
            Amortization of goodwill
               (net of tax effect)                    0.04                  0.07
                                                   -------               -------
            Adjusted net loss per share           $  (0.24)             $  (0.51)
                                                  ========              ========

                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.    Inventories

      The components of inventory are as follows:

                                                  June 29,        December
                                                   2002           29, 2001
                                                ----------        ---------
                                                      (in thousands)
            Finished goods                      $ 56,182          $ 56,194
            Work in process                       72,759            85,936
            Raw materials                          3,487             2,987
            Supplies                              10,875            11,391
                                                --------          --------
                  Total Inventories             $143,303          $156,508
                                                ========          ========

4.    Income Taxes

      The income tax provision for the first six months of fiscal 2002 includes a one-time increase to income tax expense of $2,800,000 attributable to the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in our receiving a $5,500,000 refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2,800,000 tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that expired during the carryback period without being utilized.

5.    Other Operating Costs, Net

      In the fourth quarter of fiscal 2001 the Company recorded a $4,722,000 pre-tax charge relating to a plant consolidation program announced by the Company in December 2001. The charge consisted of a $3,292,000 non-cash writedown of fixed assets, $1,324,000 for severance and benefits associated with the termination of approximately 380 employees, and other exit costs of $107,000. The Company has completed all significant aspects of the consolidation of operations, and anticipates that the payout of severance and benefits will be substantially completed by the end of fiscal 2002. Due mostly to better than anticipated proceeds from the sale of equipment and the Newnan, Georgia plant, which was closed in connection with the consolidation, the Company recorded a $310,000 gain from reversal of a portion of the fixed assets writedown recorded in fiscal 2001.

                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      Following is a summary of the reserve account activity for severance, benefits and other exit costs during the first six months of fiscal 2002 related to the consolidation (in thousands):

                  Balance at beginning of the period              $ 1,431
                  Expenditures                                       (668)
                                                                  -------
                  Balance at end of the period                    $   763
                                                                  =======

6.    Shareholders' Equity

      Activity in Shareholders' Equity is as follows:


                                                            Accumu-
                                                            lated      Unearned
                                      Addi-                 Other      Compen-     Total
                                      tional                Compre-    sation-     Share-
                   Common Stock       Paid-in  Retained     hensive    Restricted  holders'
                 Class A    Class B   Capital  Earnings     Loss       Stock       Equity
                 -------    -------  --------  --------     -------    --------    --------
                                               (in thousands)

Balance at
  December 29,
  2001           $   199    $   21   $ 209,778 $ 47,009     $ (6,121)  $   (548)  $ 250,338

Net loss              --        --          --   (1,477)          --         --      (1,477)
Restricted stock
  awards               5        --         184       --           --       (189)         --
Amortization of
  unearned compen-
  sation              --        --          --       --           --        146         146
                 -------    ------   --------- --------     --------    -------    --------
Balance at
  June 29, 2002  $   204    $   21   $ 209,962 $ 45,532     $ (6,121)  $   (591)  $ 249,007
                 =======    ======   ========= =========    =========  =========  =========



                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                Three Months Ended                 Six Months Ended
                              -----------------------            ----------------------
                               June 29,         June 30,         June 29,        June 30,
                                 2002             2001             2002            2001
                              ---------         --------         --------        --------
                                     (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share -- net
  income (loss)               $   3,658         $  (6,139)       $  (1,477)   $ (12,659)
                              =========         =========        =========    =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                       21,840            21,766           21,815       21,766

  Effect of dilutive
    securities:
      Employee stock
      options and
      restricted
      stock awards                  495                --               --             --
                              ---------         ---------        ---------     ----------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities          22,335            21,766           21,815      21,766
                              =========         =========        =========   =========
Earnings (loss) per share:

  Basic                       $    0.17         $   (0.28)       $  ($0.07)  $   (0.58)
                              =========         =========        =========   =========

  Diluted                     $    0.16         $   (0.28)       $   (0.07)  $   (0.58)
                              =========         =========        =========   =========



                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.    Segment Information

      Summarized information by reportable segment is shown in the following tables:


                                Three Months Ended                 Six Months Ended
                              -----------------------            ----------------------
                               June 29,         June 30,         June 29,        June 30,
                                 2002             2001             2002            2001
                              ---------         --------         --------        --------
                                                      (in thousands)

Net sales:
      Home fashions           $ 107,194         $ 116,962        $ 223,202      $ 237,493
      Apparel fabrics            36,951            33,835           68,882         66,036
      Engineered products     9,797                11,061           20,276         22,330
                              ---------         ---------        ---------      ---------
      Consolidated net
        sales                 $ 153,942         $ 161,858        $ 312,360      $ 325,859
                              =========         =========        =========      =========

Operating income (loss):
      Home fashions           $  12,211         $   2,675        $  17,525      $   3,160
      Apparel fabrics             1,323            (1,777)            (253)        (2,274)
      Engineered products      (307)                 (340)            (610)          (737)
      Corporate items not
        allocated to
        segments:
        Amortization of
          goodwill                  --               (889)              --         (1,694)
        Other operating
          costs, net                310                --              310             --
        Other                      (309)              (61)             194           (416)
                              ---------         ---------        ---------      ---------

      Consolidated operating
        income (loss)         $  13,228         $    (392)       $  17,166      $  (1,961)
                              =========         =========        =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      Comparison of Three Months Ended June 29, 2002 and June 30, 2001

NET SALES

Net sales for the second quarter of fiscal 2002 were $153.9 million, a decrease of $7.9 million or 4.9% from the second quarter of fiscal 2001.

Home Fashions

Net sales of home fashions products were $107.2 million for the second quarter of fiscal 2002, a decrease of $9.8 million or 8.4% from the second quarter of fiscal 2001. The decrease was due primarily to the fact that the second quarter of fiscal 2001 included the rollout of a large juvenile program, whereas the second quarter of fiscal 2002 had no such introduction. In addition sluggish consumer demand and the absence of aggressive inventory reduction efforts in the second quarter of fiscal 2002 contributed to the sales decline.

Apparel Fabrics

Net sales of apparel fabrics for the second quarter of fiscal 2002 were $37.0 million, up $3.1 million or 9.2% from the second quarter of fiscal 2001. The increase is attributable to higher sales of sportswear fabrics, primarily pant fabrics, which increased by $6.8 million, more than offsetting lower sales of shirting fabrics.

Engineered Products

Net sales of engineered products for the second quarter of fiscal 2002 were $9.8 million, a decrease of $1.3 million or 11.4% from the second quarter of fiscal 2001. The decrease reflects soft demand from the industrial sector and a very competitive pricing situation in the automotive sector.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $17.2 million for the second quarter of fiscal 2002 (11.1% of net sales), an increase of $0.3 million or 1.8% from $16.8 million (10.4% of net sales) for the second quarter of fiscal 2001. The increase is attributable to higher incentive compensation expense.

OPERATING INCOME

Consolidated operating income for the second quarter of fiscal 2002 was $13.2 million, compared to a $0.4 million operating loss generated in the second quarter of fiscal 2001.

      Segment Operating Income:

Operating income for the home fashions segment was $12.2 million for the second quarter of fiscal 2002, compared to $2.7 million in the second quarter of fiscal 2001. Operating margins were unusually low in the second quarter of fiscal 2001 due to a combination of factors, including the effects of production curtailments, higher energy and raw material costs, and promotional pricing resulting from our focus on inventory reduction. The improved profitability in the second quarter of fiscal 2002 reflects better capacity utilization and lower raw material costs. These factors, along with an improved product mix due to the absence of aggressive promotional pricing in the second quarter of fiscal 2002, more than offset the effects of the lower sales volume.

The apparel fabrics segment generated $1.3 million in operating income for the second quarter of fiscal 2002, including a $0.4 million operating loss from our shirt manufacturing facility in Mexico. This compares to a $1.8 million operating loss for the second quarter of fiscal 2001, which also included a $0.4 million operating loss from our Mexican operations. The return to profitability in our domestic apparel fabrics business is attributable to higher sales volume and lower per-unit manufacturing costs. The lower costs reflect much better capacity utilization, due in part to the plant consolidation program announced by the Company in December 2001, as well as lower raw material costs. The losses from our Mexican operations were caused by very low sales volume. Despite intense marketing efforts, building sales volume to an acceptable level has been difficult in the current economic environment.

The engineered products segment generated a $0.3 million operating loss in the second quarter of fiscal 2002, approximately the same as the loss generated in the second fiscal quarter of 2001. Profitability in both periods was hampered by low sales volume, an unfavorable sales mix and inefficient manufacturing performance.

Corporate Items:

Corporate items not allocated to segments in the second quarter of fiscal 2002 consisted of idle facility costs and other expenses totaling $0.3 million, and a $0.3 million pre-tax gain reported as "Other operating costs, net." The gain results from the reversal of a portion of the loss recorded in the prior year relating to the plant consolidation program announced in December 2001. Most of the gain is due to better than anticipated proceeds from the sale of equipment and our plant in Newnan, Georgia.

Corporate expenses not allocated to segments totaled $1.0 million in the second quarter of fiscal 2001, including $0.9 million in amortization of goodwill. In accordance with SFAS No. 142, we discontinued amortization of goodwill beginning in the first quarter of fiscal 2002.

INTEREST EXPENSE

Interest expense was $7.1 million for the second quarter of fiscal 2002, a decrease of $1.3 million from the second quarter of fiscal 2001. The decrease reflects both lower debt levels and lower average interest rates.

INCOME TAX PROVISION

The Company recorded a $2.6 million income tax provision (41.3% of pre-tax income) for the second quarter of fiscal 2002, compared to a $3.0 million benefit (32.5% of the pre-tax loss) for the second quarter of fiscal 2001. The lower effective rate in the first quarter of fiscal 2001 is due to the effect of nondeductible goodwill amortization.

NET INCOME AND EARNINGS PER SHARE

Net income was $3.7 million or $0.16 per diluted share for the second quarter of fiscal 2002, compared to a net loss of $6.1 million or $0.28 per diluted share for the second quarter of fiscal 2001. As noted above, results for the second quarter of fiscal 2002 included a $0.3 million pre-tax gain ($0.2 million after tax, or $0.01 per share) from reversal of reserves recorded in fiscal 2001 due to the plant consolidation program. The net loss for the second quarter of fiscal 2001 included goodwill amortization of $0.9 million or $0.04 per share. In accordance with SFAS No. 142, goodwill amortization was discontinued at the beginning of fiscal 2002.

      Comparison of Six Months Ended June 29, 2002 and June 30, 2001

NET SALES

Net sales for the first six months of fiscal 2002 were $312.4 million, a decrease of $13.5 million or 4.1% from net sales of $325.9 million for the first six months of fiscal 2001.

Net sales of home fashions products were $223.2 million for the first six months of fiscal 2002, down $14.3 million or 6.0% from the first six months of fiscal 2001. A significant part of the decrease is attributable to the rollout of a large juvenile program in April 2001; no comparable programs were introduced in the first six months of fiscal 2002. The sales decline also reflects sluggish consumer demand and the lack of aggressive inventory reduction efforts in the second quarter of fiscal 2002 in comparison with the second quarter of fiscal 2001.

Net sales of apparel fabrics for the first six months of fiscal 2002 were $68.9 million, up $2.8 million or 4.3% over the first six months of fiscal 2001. The increase is attributable to higher sales of sportwear fabrics, primarily pant fabrics, which increased by $10.7 million, more than offsetting lower sales of shirting fabrics.

Net sales of engineered products were $20.3 million for the first six months of fiscal 2002, down $2.1 million or 9.2% from the first six months of fiscal 2001. The decrease reflects soft demand from the industrial sector and a very competitive pricing situation in the automotive sector.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $35.0 million for the first six months of fiscal 2002 (11.2% of net sales), an increase of $1.3 million or 3.9% from $33.7 million (10.3% of net sales) for the first six months of fiscal 2001. The increase was due to $1.4 million in bad debt expense attributable to Kmart Corporation's Chapter 11 filing and higher incentive compensation expense, offset in part by generally lower expenses in other areas.

OPERATING INCOME

Total operating income was $17.2 million in the first six months of fiscal 2002, compared to a $2.0 million operating loss for the first six months of fiscal 2001.

      Segment Operating Income:

Operating income for the home fashions segment was $17.5 million for the first six months of fiscal 2002, compared to $3.2 million in operating income earned in the first six months of fiscal 2001. Operating margins were unusually low in the first six months of fiscal 2001 due to a combination of factors, including the effects of production curtailments, higher energy and raw material costs, and promotional pricing resulting from our focus on inventory reduction. The improved profitability in the first six months of fiscal 2002 reflects better capacity utilization and lower raw material costs. These factors, along with an improved product mix due to the absence of aggressive promotional pricing in the first half of fiscal 2002, more than offset the effects of the lower sales volume.

The apparel fabrics segment generated a $0.3 million operating loss for the first six months of fiscal 2002, including a $1.0 million operating loss from our shirt manufacturing facility in Mexico. This compares to a $2.3 million operating loss for the first six months of fiscal 2001, which included a $0.4 million operating loss from our Mexican operations, all of which was attributable to the second quarter of fiscal 2001. Prior to the buyout of our joint venture partner in the first quarter of fiscal 2001, results from this business were reported as "Equity in loss of joint venture." The improved operating results for the domestic apparel fabrics business is attributable to higher sales volume and lower per-unit manufacturing costs. The lower costs reflect much better capacity utilization, due in part to the plant consolidation program announced by the Company in December 2001, as well as lower raw material costs. The losses from our Mexican operations were caused by very low sales volume. Despite intense marketing efforts, building sales volume to an acceptable level has been difficult in the current economic environment.

The engineered products segment generated a $0.6 million operating loss for the first six months of fiscal 2002, compared to a $0.7 million operating loss for the first six months of fiscal 2001. Profitability in both periods was hampered by low sales volume, an unfavorable sales mix and inefficient manufacturing performance.

      Corporate Items:

Amortization of goodwill was $1.7 million in the first six months of fiscal 2001. In accordance with SFAS No. 142, we discontinued amortization of goodwill beginning in the first quarter of fiscal 2002.

Reported under "Other operating costs, net" for the first six months of fiscal 2002 is a $0.3 million pre-tax gain from the reversal of a portion of the loss recorded in the prior year relating to the plant consolidation program announced in December 2001. Most of the gain is due to better than anticipated proceeds from the sale of equipment and our plant in Newnan, Georgia.

Other items not allocated to segments totaled $0.2 million (income) for the first six months of fiscal 2002 compared to $0.4 million (expense) for the first six months of fiscal 2001. The fiscal 2002 amount includes income items of $0.2 million related to a litigation settlement and $0.5 million from a net decrease in intersegment profits remaining in inventory, and idle facility costs and other expenses totaling $0.5 million. The fiscal 2001 amount consists mostly of idle facility costs.

INTEREST EXPENSE

Interest expense was $14.5 million for the first six months of fiscal 2002, a decrease of $2.5 million from the first six months of fiscal 2001. The decrease reflects both lower debt levels and lower average interest rates.

INCOME TAX PROVISION

We recorded a $4.3 million income tax provision in the first six months of fiscal 2002, which included a one-time increase to income tax expense of $2.8 million attributable to the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in our receiving a $5.5 million refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2.8 million tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that expired during the carryback period without being utilized.

Excluding the one-time tax adjustment discussed above, the tax provision for the first six months of fiscal 2002 was $1.5 million, or 53.5% of pre-tax income, compared to a $6.6 income tax benefit, or 34.1% of the pre-tax loss for the first six months of fiscal 2001. The high effective tax rate in the first six months of fiscal 2002 is due to losses from our Mexican operations for which no tax benefit has been provided. The effect of nondeductible goodwill amortization decreased the income tax benefit for the first six months of fiscal 2001 by 3.0% of the pre-tax loss.

NET INCOME AND EARNINGS PER SHARE

The net loss for the first six months of fiscal 2002 was $1.5 million or $0.07 per diluted share compared to a net loss of $12.7 million or $0.58 per diluted share for the first six months of fiscal 2001. Results for the first six months of fiscal 2002 were affected by the following one-time or unusual items (discussed above):

  - a $2.8 million income tax provision related to the Job Creation and Worker Assistance Act of 2002;
  - $1.4 million in bad debt expense ($0.8 million after tax) relating to Kmart Corporation's bankruptcy filing; and
  - a $0.3 million pre-tax gain ($0.2 million after tax) from reversal of a portion of the loss recorded in fiscal 2001 in connection with the plant consolidation program.

Excluding the above items, we would have reported net income of $2.0 million or $.09 per diluted share for the first six months of fiscal 2002.

The net loss for the first six months of fiscal 2001 included goodwill amortization of $1.7 million ($1.6 million after tax), which increased the net loss by $.07 per share. In accordance with SFAS No. 142, goodwill amortization was discontinued at the beginning of fiscal 2002.

ADOPTION OF NEW ACCOUNTING STANDARD

Effective as of the beginning of fiscal 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. In the year of adoption, SFAS No. 142 also requires that we perform an initial assessment of our reporting units to determine whether there is any indication that the goodwill carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second transitional test is required to determine the amount of impairment.

For purposes of Goodwill impairment testing, SFAS No. 142 requires that goodwill be assigned to one or more reporting units. We have assigned goodwill to the following reporting units:
            bedding products;
            import specialty products;
            apparel fabrics; and
            engineered products.

The bedding products and import specialty products business units are components of the home fashions reportable segment, for which separate financial information is reported pursuant to SFAS No. 131. The apparel fabrics and engineered products business units correspond directly to reportable segments under SFAS No.131.

With the assistance of an outside consultant, we completed the initial transitional assessment of our reporting units in the second quarter of fiscal 2002, and have determined that potential goodwill impairment exists in the import specialty products, apparel fabrics and engineered products business units. We expect to complete the second portion of the transitional test in the third quarter of fiscal 2002, and estimate that it will result in an impairment writedown of up to $21 million. Any impairment writedown resulting from the transitional testing will be reported as a cumulative effect of a change in accounting principle, retroactive to the first day of fiscal 2002. In future years, a goodwill impairment review will be conducted at least annually, and any impairment charges that are required to be recorded would be charged to operating income.

LIQUIDITY AND CAPITAL RESOURCES

General

We generally rely on internally generated cash flow, supplemented by borrowings under our working capital line of credit, to meet debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 53.4% at June 29, 2002.

Credit Facilities

We maintain a credit facility comprised of a term loan and a secured working capital line of credit. This credit facility is secured by our accounts receivable, inventories and real and personal property. The credit facility bears interest at the Base Rate plus applicable percentage, as defined (6.50% as of August 6, 2002) or LIBOR plus applicable percentage (4.78% as of August 6, 2002), for periods of one, two, three or six months, at our option.

The working capital line has a borrowing base and is non-amortizing. Any amounts outstanding are due at the final maturity of September 30, 2003. As of June 29, 2002, $75.0 million was used and $47.9 million was unused and available for borrowing. The term loan had an outstanding principal balance of $79.9 million at June 29, 2002. Scheduled amortization payments for fiscal 2002 on the term loan total $25.0 million, $5.0 million of which was paid in the first two fiscal quarters. The credit facility provides that we will prepay an additional $3.0 million of the term loan on September 30, 2002 if $23.0 million or more is available under the working capital line as of September
27, 2002, the last day of the third fiscal quarter. For the second half of fiscal 2002, two scheduled amortization payments of $10 million each will be made on September 30 and December 13, both of which fall in the fourth fiscal quarter. The prepayment of $3 million, if paid, will also be made on September 30.

The borrowing base is determined weekly by evaluation of the eligible inventories and accounts receivable and cannot exceed $150 million. Interest payments are required to be made on a monthly basis for all outstanding loans and we are required to meet a minimum cumulative EBITDA covenant (as defined) and an interest coverage ratio covenant (as defined) on a monthly basis.

Under the credit facility, the interest rate margin is determined by the level of funded debt (as defined) to EBITDA (as defined). At the end of the second quarter, the Company had successfully reduced outstanding funded debt to $287.8 million. On July 30, 2002, the effective interest rate margin on new or outstanding loans and letters of credit under the credit facility agreement was reduced by 125 basis points.

In addition to the covenants described above, the credit facility contains limitations on mergers and consolidations, affiliated transactions, incurring liens, disposal of assets and investments. An event of default under the credit facility includes change of control (as defined in the credit facility) as well as non-compliance with certain other provisions.

Payments of outstanding indebtedness under our credit facility and our $120 million of 10 1/8% Senior Subordinated Notes are due at maturity on September 30, 2003 and December 15, 2003, respectively. This indebtedness must be refinanced on or before the respective maturity dates. Although we believe we will be successful in refinancing these obligations prior to maturity, there can be no assurance that conditions will permit the required refinancing, or that refinancing will be available on terms that we consider to be in the best interests of our shareholders. If the indebtedness is not refinanced, we will be in default, and the holders of such indebtedness will be entitled to the remedies provided in the respective debt instruments.
Such an event would have a material adverse effect on our financial condition and results of operations. Our success in refinancing this indebtedness will be dependent upon a number of factors, including, for example, our operating performance, operating performance of our peers in the textile and apparel industries, perception of our industry in the capital markets, general economic and political conditions, and the general condition of the capital markets, including specifically the high yield debt markets.

Working Capital

Net cash generated from operating activities in the six months ended June 29, 2002 was $38.0 million. Included in that amount is cash from operating assets and liabilities of $9.4 million, comprised of a $14.2 million source from operating working capital (accounts receivable - $3.4 million use, inventories - $13.2 million source, and accounts payable and accrued expenses
- $4.4 million source) and a $4.7 million use of cash for prepaid expenses and other assets and other liabilities.

During the comparable six month period ended June 30, 2001, net cash generated from operating activities was $30.1 million. Included in that amount is a source of cash from operating assets and liabilities of $26.8 million, comprised of a $25.3 million source of operating working capital (accounts receivable - $2.0 million use, inventories - $29.1 million source, and accounts payable and accrued expenses - $1.7 million use) and a $1.5 million source of cash for prepaid expenses and other assets and other liabilities.

Investing Activities

During the first six months of fiscal 2002, we purchased $5.3 million in equipment and manufacturing improvements.



Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

                                PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

            Our Annual Meeting of Shareholders was held on April 30, 2002. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

      1.    Election of Director

            Election of Richard L. Williams to hold office until the Annual Meeting of Shareholders in 2005, or until his successor is elected and qualified:

            Richard L. Williams    For:  26,643,207   Withheld:  1,751,106

            Continuing directors are Donald J. Keller, Joseph L. Lanier, Jr., Edward J. Lill and John F. Maypole.

      2. To approve amendments to the amended and restated articles of incorporation which will effect a reverse stock split of each class of our issued and outstanding Common Stock and combine a whole number of shares of Common Stock between two and five into one share of Common Stock, depending upon determination by the board of directors that a reverse stock split is in our best interests and the best interest of our shareholders, and authorizing the board of directors to file one such amendment.

            For:  26,926,505        Against: 455,499        Abstained:  12,309

Item 5.     Other Information

            During the fourth quarter of fiscal 2001, the average closing price of our Class A Common Stock fell below $1.00 for a thirty consecu-tive trading day period, thus failing to meet New York Stock Exchange requirements for continued listing on the exchange. Pursuant to NYSE rules, we had six months to cure this deficiency. At the close of trading on June 26, 2002, the end of the six month period, our Class A Common Stock was trading at $5.23, with a thirty consecutive trading day average closing price of $4.28.

            The NYSE confirmed that we had successfully met its minimum share price requirement for continued listing on the exchange. Accord-ingly, we did not effect the reverse split authorized at our annual meeting of shareholders in April 2002.

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

                                          DAN RIVER INC.

Date:  August 9, 2002                    /s/ Barry F. Shea
                                          -----------------------------------
                                          Barry F. Shea
                                          Executive Vice President-Chief
                                          Financial Officer
                                          (Authorized Signing Officer and
                                          Principal Financial Officer)


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

99                      Certification Pursuant to 18 U.S.C. Section
                        1350 as Adopted Pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002
