Form 10-Q
period 2002-09-28
DAN RIVER INC /GA/
filed 2002-11-08
CIK 914384

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

            For the quarterly period ended September 28, 2002
                                             OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding as of November 1, 2002:
                                               Class A:  20,357,773 Shares
                                               Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Forward Looking Statements.
--------------------------

This Quarterly Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in such forward looking statements. The words "believes," "expects," "intends," "estimates" or "anticipates" and similar expressions, as well as future or conditional verbs such as "will," "should," "would," and "could," are intended to identify forward-looking statements. Specific forward looking statements contained in this Quarterly Report include, among others, statements regarding our prospects for the refinancing of certain indebtedness. These forward looking statements are found in Part I, Item 2. There can be no assurance that our assumptions are correct.

The forward looking statements in this Quarterly Report are also subject to certain risks and uncertainties. Our financial liquidity and results of operations could be materially and adversely affected by numerous market and industry factors, many of which are outside our control, including, for example, declines in consumer demand for textile products at retail such that we are forced to sell an unfavorable mix of products and/or are unable to run our manufacturing facilities at efficient rates of production, or our inability to achieve the expected savings from manufacturing consolidations. Our performance in future periods may be adversely impacted by the cyclical nature of the textile industry, intense competition within the textile industry from both foreign imports and domestic sources of supply, fluctuations in the price and availability of cotton and other raw materials, our inability to make capital improvements necessary to maintain competitiveness, our inability to increase prices in order to recover increased energy, raw material, labor or other costs, possible adverse changes in governmental regulation regarding the import of cotton and textile products, changes in environmental regulations, deterioration of relationships with, or financial problems affecting material customers, and adverse changes in general market and industry conditions, including but not limited to high inventory levels at retail or within the textile industry generally.

We believe that the forward looking statements in this Quarterly Report are reasonable; however, such statements are based on current expectations and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any forward-looking statements.



                               PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                    See Following Pages.

                                       DAN RIVER INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            Sept. 28,     December 29,
                                                               2002             2001
                                                           -----------       -----------
                                                           (in thousands, except share
                                                                 and per share data)
                                           ASSETS
Current assets:
   Cash and cash equivalents                               $     2,459       $     8,316
   Accounts receivable, net                                     77,710            75,029
   Inventories                                                 151,384           156,508
   Prepaid expenses and other current assets                     6,538             7,577
   Deferred income taxes                                        15,270            17,530
                                                           -----------       -----------
        Total current assets                                   253,361           264,960

Property, plant and equipment                                  521,596           524,959
   Less accumulated depreciation and amortization             (268,851)         (251,224)
                                                           -----------       -----------
     Net property, plant and equipment                         252,745           273,735

Goodwill, net                                                   91,701           115,134
Other assets                                                    10,739            12,540
                                                           -----------       -----------
                                                           $   608,546       $   666,369
                                                           ===========       ===========


                                       DAN RIVER INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             Sept. 28,       December 29,
                                                               2002             2001
                                                           ------------      ------------
                                                           (in thousands, except share
                                                                 and per share data)

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current maturities of long-term debt                    $     44,327      $    26,375
   Accounts payable                                              21,564           22,911
   Accrued compensation and related benefits                     20,492           21,064
   Other accrued expenses                                        14,609           10,247
                                                           ------------      -----------
     Total current liabilities                                  100,992           80,597

Other liabilities:

   Long-term debt                                               230,174          299,024
   Deferred income taxes                                         17,237            9,709
   Other liabilities                                             27,063           26,701

Shareholders' equity:

   Preferred stock, $.01 par value; authorized
     50,000 shares; no shares issued                                 --               --
   Common stock, Class A, $.01 par value;
     authorized 175,000,000 shares; issued
     and outstanding 20,357,773 shares
     (19,928,689 shares at December 29, 2001)                       204              199
   Common stock, Class B, $.01 par value;
     authorized 35,000,000 shares; issued
     and outstanding 2,062,070 shares                                21               21
   Common stock, Class C, $.01 par value;
     authorized 5,000,000 shares; no shares
     outstanding                                                     --               --
   Additional paid-in capital                                   209,940          209,778
   Retained earnings                                             29,530           47,009
   Accumulated other comprehensive loss                          (6,121)          (6,121)
   Unearned compensation--restricted stock                         (494)            (548)
                                                           ------------      -----------
     Total shareholders' equity                                 233,080          250,338
                                                           ------------      -----------
                                                           $    608,546      $   666,369
                                                           ============      ===========




                                   See accompanying notes.

                                       DAN RIVER INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                               Three Months Ended                 Nine Months Ended
                             -----------------------            ----------------------
                              Sept. 28,         Sept. 29,       Sept. 28,     Sept. 29,
                                2002             2001             2002            2001
                             ---------         ---------        ---------      ----------

                                         (in thousands, except per share data)

Net sales                    $ 147,411         $ 159,390        $ 459,771     $ 485,249

Costs and expenses:
  Cost of sales                116,470           139,965          377,010       432,424
  Selling, general
      and administrative
      expenses                  16,441            15,643           51,406        49,309
  Amortization of
     goodwill                       --             1,021               --         2,715
  Other operating
     costs, net                     --                --             (310)           --
                             ---------         ---------        ---------     ---------
Operating income                14,500             2,761           31,665           801

Other income (expense)            (103)              647              105           695
Equity in loss of
  joint venture                     --                --               --          (244)
Interest expense                (6,450)           (7,688)         (20,978)      (24,744)
                             ---------         ---------        ---------     ---------
Income (loss) before
  income taxes and
  cumulative effect
  of accounting
  change                         7,947            (4,280)          10,792       (23,492)
Provision (benefit) for
  income taxes                   3,248            (6,092)           7,570       (12,645)
                             ---------         ---------        ---------     ---------
Income (loss) before
  cumulative effect of
  accounting change              4,699             1,812            3,222       (10,847)
Cumulative effect of
  accounting change,
  net of tax                        --                --          (20,701)           --
                             ---------         ---------        ---------     ---------
Net income (loss)            $   4,699         $   1,812        $ (17,479)    $ (10,847)
                             =========         =========        =========     =========

                                   See accompanying notes.

                                       DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED



                               Three Months Ended                 Nine Months Ended
                             -----------------------            ----------------------
                              Sept. 28,         Sept. 29,       Sept. 28,     Sept. 29,
                                2002             2001             2002            2001
                             ---------         ---------        ---------      ----------


Earnings (loss) per
  share--basic:
    Income (loss) before
      cumulative effect
      of accounting
      change                 $    0.22         $    0.08        $    0.15      $  (0.50)

    Cumulative effect of
      accounting change,
      net of tax                    --                --            (0.95)           --
                             ---------         ---------        ---------      --------
    Net Income (loss)        $    0.22         $    0.08        $   (0.80)     $  (0.50)
                             =========         =========        =========      ========

Earnings (loss) per share
  --diluted:
    Income (loss) before
      cumulative effect
      of accounting
      change                 $    0.21         $    0.08        $    0.15      $  (0.50)
    Cumulative effect of
      accounting change,
      net of tax                    --                --            (0.94)           --
                             ---------         ---------        ---------      --------
    Net income (loss)        $    0.21         $    0.08        $   (0.79)     $  (0.50)
                             =========         =========        =========      ========





                                   See accompanying notes.

                                       DAN RIVER INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended
                                                           ---------------------------
                                                            Sept. 28,          Sept. 29,
                                                               2002              2001
                                                           ------------      ------------
                                                                 (in thousands)
Cash flows from operating activities:
   Net loss                                                  $  (17,479)     $  (10,847)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Noncash interest expense                                   2,064             893
       Depreciation and amortization of
         property, plant and equipment                           28,339          29,827
       Amortization of goodwill                                      --           2,715
       Amortization of restricted stock compensation                221              85
       Deferred income taxes                                     12,520         (12,459)
       Writedown/disposal of assets                                  42             257
       Equity in loss of joint venture                               --             244
       Other operating costs, net                                  (310)             --
       Cumulative effect of accounting change,
         net of tax                                              20,701              --
       Changes in operating assets and liabilities:
         Accounts receivable                                     (2,681)         (5,959)
         Inventories                                              5,124          39,210
         Prepaid expenses and other assets                          668          (1,087)
         Accounts payable and accrued expenses                    3,474           6,895
         Other liabilities                                          336             653
                                                             ----------      ----------
     Net cash provided by operating activities                   53,019          50,427
                                                             ----------      ----------
Cash flows from investing activities:
   Capital expenditures                                          (8,587)        (15,791)
   Proceeds from sale of assets                                     642              88
   Acquisitions                                                      --          (3,810)
                                                             ----------      ----------
     Net cash used by investing activities                       (7,945)        (19,513)
                                                             ----------      ----------
Cash flows from financing activities:
   Payments of long-term debt                                    (5,897)        (24,985)
   Borrowings against cash surrender value of
     life insurance                                                  --           5,427
   Finance costs                                                    (34)         (1,053)
   Net borrowings (payments) - working
     capital facility                                           (45,000)         (2,000)
                                                             ----------      ----------
     Net cash used by financing activities                      (50,931)        (22,611)
                                                             ----------      ----------
Net increase (decrease) in cash and
    cash equivalents                                             (5,857)          8,303
Cash and cash equivalents at beginning of period                  8,316           3,675
                                                             ----------      ----------
Cash and cash equivalents at end of period                   $    2,459      $   11,978
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

2.    Adoption of New Accounting Standard

      Effective as of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. In the year of adoption, SFAS No. 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the goodwill carrying value may be impaired. This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second transitional test is required to determine the amount of impairment.
      Any impairment charge resulting from the transitional test is recorded as a cumulative effect of a change in accounting principle, retroactive to the first day of fiscal 2002. After the initial adoption of SFAS No. 142, a goodwill impairment review must conducted at least annually, and any impairment charge resulting from the review would be charged to operating income.

      For purposes of goodwill impairment testing, SFAS No. 142 requires that goodwill be assigned to one or more reporting units. The Company has assigned goodwill to the following reporting units:
            bedding products;
            import specialty products;
            apparel fabrics; and
            engineered products.

      The bedding products and import specialty products business units are components of the home fashions reporting segment, for which separate financial information is reported pursuant to SFAS No. 131. The apparel fabrics and engineered products business units correspond directly to reporting segments under SFAS No.131.

                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      The Company, with the assistance of an outside consultant, completed the transitional impairment review of goodwill during the third quarter of fiscal 2002, and recorded a non-cash charge of $20,701,000, representing goodwill impairment of $23,433,000, less the deferred tax effect of $2,732,000. The charge has been reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002, and therefore increased the previously reported net loss per share for the first quarter of fiscal 2002 from $0.24 to $1.19.

      The following table summarizes the goodwill impairment charge by reporting segment as well as the changes in the carrying amount of goodwill for the nine months ended September 28, 2002:


                                     Goodwill at     Impairment          Goodwill at
         Reporting Segment          Dec. 29, 2001      Charge          Sept. 28, 2002
         -----------------          -------------    ----------        --------------
                                                         (in thousands)
      Home fashions:
        Bedding products              $ 91,701       $      --               $ 91,702
        Import specialty
           products                      7,087          (7,087)                    --
                                      --------       ---------               --------
                                        98,788          (7,087)                91,702
      Apparel fabrics                    1,418          (1,418)                    --
      Engineered Products               14,928         (14,928)                    --
                                      --------       ---------               --------
                                      $115,134       $ (23,433)              $ 91,702
                                      ========       =========               ========


      For purposes of the transitional impairment test, the fair value of each reporting unit was determined by using a combined discounted cash flow and market approach. The resulting impairment is primarily attributable to differences between the fair value approach required under SFAS No. 142 and the undiscounted cash flow approach that was used to evaluate goodwill under previous accounting guidance.

      In accordance with SFAS No. 142, prior period amounts were not restated. The following table summarizes the reported results for the three- and nine- month periods ended September 29, 2001 and the results that would have been reported had the non-amortization provisions of SFAS No. 142 been in effect for fiscal 2001:

                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                           Three Months Ended  Nine Months Ended
                                               Sept. 29, 2001   Sept. 29, 2001
                                               -------------      ----------------
                                           (in thousands, except per share data)
            Reported net income (loss)           $  1,812              $(10,847)
            Amortization of goodwill
               (net of tax effect)                    984                 2,603
                                                  -------               -------
            Adjusted net income (loss)           $  2,796              $ (8,244)
                                                 ========              ========

            Reported earnings (loss)
               per share                         $   0.08              $  (0.50)
            Amortization of goodwill
               (net of tax effect)                   0.05                  0.12
                                                  -------               -------
            Adjusted net loss per share          $   0.13              $  (0.38)
                                                 ========              ========

3.    Inventories

      The components of inventory are as follows:

                                                Sept. 28,        Dec. 29,
                                                  2002             2001
                                               ----------        ---------
                                                     (in thousands)
            Finished goods                     $ 56,387          $ 56,194
            Work in process                      81,727            85,936
            Raw materials                         2,862             2,987
            Supplies                             10,408            11,391
                                               --------          --------
                 Total Inventories             $151,384          $156,508
                                               ========          ========

4.    Income Taxes

      The income tax provision for the first nine months of fiscal 2002 includes a one-time increase to income tax expense of $2,800,000 attributable to the Job Creation and Worker Assistance Act of 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in our receiving a $5,500,000 refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2,800,000 tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that expired during the carryback period without being utilized.

                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      During the third quarter of fiscal 2001, the Internal Revenue Service completed its examination of the Company's federal income tax returns through tax year 1999. Based on the results of the examination and a review of the Company's tax position, a $4,987,000 benefit for the reversal of income tax liabilities recorded in prior years was recorded and included in the "benefit for income taxes" for the three- and nine-month periods ended September 29, 2001.

5.    Other Operating Costs, Net

      In the fourth quarter of fiscal 2001 the Company recorded a $4,722,000 pre-tax charge relating to a plant consolidation program announced by the Company in December 2001. The charge consisted of a $3,292,000 non-cash writedown of fixed assets, $1,324,000 for severance and benefits associated with the termination of approximately 380 employees, and other exit costs of $107,000. The Company has completed all significant aspects of the consolidation of operations, and anticipates that the payout of severance and benefits will be substantially completed by the end of fiscal 2002. Due mostly to better than anticipated proceeds from the sale of equipment and the Newnan, Georgia plant, which was closed in connection with the consolidation, the Company recorded a $310,000 gain in the second quarter of fiscal 2002.

      Following is a summary of the reserve account activity for severance, benefits and other exit costs during the first nine months of fiscal 2002 related to the consolidation (in thousands):

                 Balance at beginning of the period              $ 1,431
                 Expenditures                                       (853)
                                                                 -------
                 Balance at end of the period                    $   578
                                                                 =======

                                       DAN RIVER INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.    Shareholders' Equity

      Activity in Shareholders' Equity is as follows:

                                                           Accumu-
                                                           lated      Unearned
                                      Addi-                Other      Compen-     Total
                                      tional               Compre-    sation-     Share-
                   Common Stock       Paid-in  Retained    hensive    Restricted  holders'
                 Class A    Class B   Capital  Earnings    Loss       Stock       Equity
                 -------    -------  --------  --------    -------    --------    --------
                                               (in thousands)

Balance at
  December 29,
  2001           $   199    $   21   $ 209,778 $ 47,009    $ (6,121)  $   (548)  $ 250,338

Net loss              --        --          --  (17,479)         --         --     (17,479)
Restricted stock
  awards               5        --         162       --          --       (167)         --
Amortization of
  unearned compen-
  sation              --        --          --       --          --        221         221
                 -------    ------   --------- --------    --------    -------    --------
Balance at
  September 28,
    2002         $   204    $   21   $ 209,940 $ 29,530    $ (6,121)  $   (494)  $ 233,080
                 =======    ======   ========= =========   =========  =========  =========



7.    Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                               Three Months Ended                 Nine Months Ended
                             -----------------------            ----------------------
                              Sept. 28,        Sept. 29,        Sept. 28,       Sept. 29,
                                2002             2001             2002             2001
                             ---------         --------         --------         --------
                                    (in thousands, except per share data)

Numerator for basic and
 diluted earnings per share:
  Income (loss) before
    cumulative effect of
    accounting change        $   4,699         $   1,812        $   3,222     $ (10,847)
  Cumulative effect of
    accounting change               --                --          (20,701)           --
                             ---------         ---------        ---------     ---------
  Net income (loss)          $   4,699         $   1,812        $ (17,479)    $ (10,847)
                             =========         =========        =========     =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                      21,840            21,766           21,823        21,766

  Effect of dilutive
    securities:
      Employee stock
      options and
      restricted
      stock awards                 459               225              316            --
                             ---------         ---------        ---------     ---------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities         22,299            21,991           22,139        21,766
                             =========         =========        =========     =========
Earnings (loss) per share:

  Basic:
    Income (loss) before
      cumulative effect of
      accounting change      $    0.22         $    0.08        $    0.15     $   (0.50)
    Cumulative effect of
      accounting change             --                --            (0.95)           --
                             ---------         ---------        ---------     ---------
    Net income (loss)        $    0.22         $    0.08        $   (0.80)    $   (0.50)
                             =========         =========        =========     =========

                               Three Months Ended                 Nine Months Ended
                             -----------------------            ----------------------
                              Sept. 28,        Sept. 29,        Sept. 28,       Sept. 29,
                                2002             2001             2002             2001
                             ---------         --------         --------        --------
  Diluted:
    Income (loss) before
      cumulative effect of
      accounting change      $    0.21         $    0.08        $    0.15     $   (0.50)
    Cumulative effect of
      accounting change             --                --            (0.94)           --
                             ---------         ---------        ---------     ---------
    Net income (loss)        $    0.21         $    0.08        $   (0.79)    $   (0.50)
                             =========         =========        =========     =========

8.    Segment Information

      Summarized information by reportable segment is shown in the following tables:

                               Three Months Ended                Nine Months Ended
                             -----------------------            ----------------------
                              Sept. 28,        Sept. 29,        Sept. 28,     Sept. 29,
                                2002             2001            2002             2001
                             ---------         --------        --------        --------
                                                     (in thousands)
Net sales:
      Home fashions          $ 105,857         $ 123,681       $ 329,059      $ 361,174
      Apparel fabrics           31,272            25,185         100,154         91,221
      Engineered products    10,282               10,524          30,558         32,854
                             ---------         ---------       ---------       --------
      Consolidated net
        sales                $ 147,411         $ 159,390       $ 459,771      $ 485,249
                             =========         =========       =========       ========
Operating income (loss):
      Home fashions          $  13,632         $   6,719       $  31,157      $   9,879
      Apparel fabrics            1,681            (2,356)          1,427         (4,630)
      Engineered products         (531)             (174)         (1,141)          (911)
      Corporate items not
        allocated to segments:
        Amortization of
          goodwill                  --            (1,021)             --         (2,715)
        Other operating
          costs, net                --                --             310             --
        Other                     (282)             (407)            (88)          (822)
                             ---------         ---------       ---------       --------
      Consolidated
        operating income     $  14,500         $   2,761       $  31,665       $    801
                             =========         =========       =========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      Comparison of Three Months Ended September 28, 2002 and September 29,
2001

NET SALES

Net sales for the third quarter of fiscal 2002 were $147.4 million, a decrease of $12.0 million or 7.5% from the third quarter of fiscal 2001.

Net sales of home fashions products were $105.9 million for the third quarter of fiscal 2002, a decrease of $17.8 million or 14.4% from the third quarter of fiscal 2001. The decrease reflects lower sales to mass merchants, which more than offset a modest increase in sales to department stores. Contri-buting to the sales decline was an absence of aggressive selling at promotional prices in the third quarter of fiscal 2002, which was present in the comparable period of the prior year due to our efforts to reduce inventories.

Net sales of apparel fabrics for the third quarter of fiscal 2002 were $31.3 million, up $6.1 million or 24.2% from the third quarter of fiscal 2001. The increase is due primarily to new product introductions in pant fabrics and stronger sales of shirting to the career apparel market.

Net sales of engineered products for the third quarter of fiscal 2002 were $10.3 million, a decrease of $0.2 million or 2.3% from the third quarter of fiscal 2001. The depressed sales levels in both periods reflect soft demand from the industrial fabrics sector and a very competitive pricing situation in the automotive sector.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $16.4 million for the third quarter of fiscal 2002 (11.2% of net sales), an increase of $0.8 million or 5.1% from $15.6 million (9.8% of net sales) for the third quarter of fiscal 2001. The increase is attributable to higher incentive compensation expense.

OPERATING INCOME

Consolidated operating income for the third quarter of fiscal 2002 was $14.5 million, compared to $2.8 million in the third quarter of fiscal 2001.

      Segment Operating Income:

Operating income for the home fashions segment was $13.6 million for the third quarter of fiscal 2002, compared to $6.7 million in the third quarter of fiscal 2001. Operating margins were low in the third quarter of fiscal 2001 due to a combination of factors, including the effects of unfavorable manufacturing performance (caused by uneven running schedules and production curtailments), and promotional pricing, both of which resulted from our focus on inventory reduction. The improved profitability in the third quarter of fiscal 2002 reflects better plant capacity utilization, cost savings from the plant consolidation program implemented earlier in the year and lower raw material costs. An improved product mix in the third quarter of fiscal 2002, due to increased sales of higher end bedding to department stores and the absence of aggressive promotional pricing, partially offset the effects of the overall lower sales volume.

The apparel fabrics segment generated $1.7 million in operating income for the third quarter of fiscal 2002, including a $0.5 million operating loss from our shirt manufacturing facility in Mexico. This compares to a $2.4 million operating loss for the third quarter of fiscal 2001, which included a $0.6 million operating loss from our Mexican operations. The return to profitability in our domestic apparel fabrics business is attributable to higher sales volume and lower per-unit manufacturing costs. The lower costs reflect better capacity utilization, due in part to the plant consolidation program implemented earlier this year, as well as lower raw material costs. The losses from our Mexican operations were caused by low sales volume. Despite intense marketing efforts, building sales volume to an acceptable level has been difficult in the current economic environment. Recently, we have received significant orders for shirts from our Mexican facility, for the career apparel market. However, shipments on these orders will not begin until late in fiscal 2002. Our Mexican plant was built in fiscal 2000.

The engineered products segment generated a $0.5 million operating loss in the third quarter of fiscal 2002, compared to a $0.2 operating loss in the third quarter of fiscal 2001. Profitability in both periods was hampered by low sales volume, a competitive pricing environment and inefficient manufacturing performance.

Corporate Items:

Corporate items not allocated to segments in the third quarter of fiscal 2002 consisted of idle facility costs and other expenses totaling $0.3 million.
In the third quarter of fiscal 2001, Corporate expenses not allocated to segments totaled $1.4 million, including $1.0 million in amortization of goodwill. In accordance with SFAS No. 142, we discontinued amortization of goodwill beginning in the first quarter of fiscal 2002.

INTEREST EXPENSE

Interest expense was $6.5 million for the third quarter of fiscal 2002, a decrease of $1.2 million from the third quarter of fiscal 2001. The decrease reflects lower debt levels, and to a lesser extent, lower average interest rates.

INCOME TAX PROVISION

The income tax provision was $3.2 million (40.9% of pre-tax income) for the third quarter of fiscal 2002. The relatively high effective rate is due to losses from our Mexican operations, for which no tax benefit was provided.

We recorded a $6.1 million income tax benefit for the third quarter of fiscal 2001. Included in that amount is a $5.0 million benefit for the reversal of income tax liabilities recorded in prior years. During the third quarter of fiscal 2001, the Internal Revenue Service completed its examination of our federal income tax returns through tax year 1999. The examination resulted in the assessment of approximately $1.0 million in taxes and interest, all of which was offset against overpaid taxes for tax year 2000. Based on the results of the examination and a review of the our tax position, the $5.0 million benefit referred to above was recorded.

Excluding the one-time $5.0 million income tax benefit discussed above, the income tax benefit for the third quarter of fiscal 2001 was $1.1 million (25.8% of the pre-tax loss). The low effective rate is due to nondeductible goodwill amortization and losses from our Mexican operations, for which no tax benefit was provided.

NET INCOME AND EARNINGS PER SHARE

Net income was $4.7 million or $0.21 per diluted share for the third quarter of fiscal 2002, compared to net income of $1.8 million or $0.08 per diluted share for the third quarter of fiscal 2001. Excluding the $5.0 million one-time tax benefit discussed above and goodwill amortization of $1.0 million, we would have incurred a net loss of $2.2 million or $0.10 per share in the third quarter of fiscal 2001. In accordance with SFAS No. 142, goodwill amortization was discontinued at the beginning of fiscal 2002.

      Comparison of Nine Months Ended September 28, 2002 and September 29,
2001

NET SALES

Net sales for the first nine months of fiscal 2002 were $459.8 million, a decrease of $25.5 million or 5.3% from net sales of $485.2 million for the first nine months of fiscal 2001.

Net sales of home fashions products were $329.1 million for the first nine months of fiscal 2002, down $32.1 million or 8.9% from the first nine months of fiscal 2001. The sales decline reflects sluggish consumer demand and the lack of aggressive inventory reduction efforts in the first nine months of fiscal 2002 in comparison with the first nine months of fiscal 2001. Contri-buting to the unfavorable sales comparison is the rollout of a large juvenile program in April 2001; no comparable programs have been introduced in fiscal 2002.

Net sales of apparel fabrics for the first nine months of fiscal 2002 were $100.2 million, up $8.9 million or 9.8% over the first nine months of fiscal 2001. The increase is attributable to higher sales of sportswear fabrics, primarily pant fabrics, which more than offset a decline in sales of shirting fabrics.

Net sales of engineered products were $30.6 million for the first nine months of fiscal 2002, down $2.3 million or 7.0% from the first nine months of fiscal 2001. The decrease reflects soft demand from the industrial fabrics sector and a very competitive pricing situation in the automotive sector.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $51.4 million for the first nine months of fiscal 2002 (11.2% of net sales), an increase of $2.1 million or 4.3% from $49.3 million (10.2% of net sales) for the first nine months of fiscal 2001. The increase was due to $1.4 million in bad debt expense attributable to Kmart Corporation's Chapter 11 filing and higher incentive compensation expense, offset in part by generally lower expenses in other areas.

OPERATING INCOME

Consolidated operating income was $31.7 million for the first nine months of fiscal 2002, compared to $0.8 million for the first nine months of fiscal 2001.

      Segment Operating Income:

Operating income for the home fashions segment was $31.2 million for the first nine months of fiscal 2002, compared to $9.9 million in operating income earned in the first nine months of fiscal 2001. Operating margins were low in the first nine months of fiscal 2001 due to a combination of factors, including the effects of unfavorable manufacturing performance (caused by uneven running schedules and production curtailments), and promotional pricing, both of which resulted from our focus on inventory reduction. The improved profitability in the first nine months of fiscal 2002 reflects better plant capacity utilization, cost savings from the plant consolidation program implemented earlier in the year and lower raw material costs. These factors, along with an improved product mix due to the absence of aggressive promotional pricing in the first nine months of fiscal 2002, more than offset the effects of the lower sales volume.

The apparel fabrics segment generated $1.4 million in operating income for the first nine months of fiscal 2002, including a $1.5 million operating loss from our shirt manufacturing facility in Mexico. This compares to a $4.6 million operating loss for the first nine months of fiscal 2001, which included a $1.0 million operating loss from our Mexican operations, all of which was attributable to the second and third quarters of fiscal 2001.
Prior to the buyout of our joint venture partner in the first quarter of fiscal 2001, results from this business were reported as "Equity in loss of joint venture." The return to profitability in our domestic apparel fabrics business is attributable to higher sales volume and lower per-unit manufacturing costs. The lower costs reflect much better capacity utilization, due in part to the plant consolidation program implemented earlier this year, as well as lower raw material costs. The losses from our Mexican operations were caused by low sales volume. Despite intense marketing efforts, building sales volume to an acceptable level has been difficult in the current economic environment. Recently, we have received significant orders for shirts from our Mexican facility, for the career apparel market. However, shipments on these orders will not begin until late in fiscal 2002. Our Mexican plant was built in fiscal 2000.

The engineered products segment generated a $1.1 million operating loss for the first nine months of fiscal 2002, compared to a $0.9 million operating loss for the first nine months of fiscal 2001. Profitability in both periods was hampered by low sales volume, a competitive pricing environment and inefficient manufacturing performance.

      Corporate Items:

Amortization of goodwill was $2.7 million in the first nine months of fiscal 2001. In accordance with SFAS No. 142, we discontinued amortization of goodwill beginning in the first quarter of fiscal 2002.

Reported under "Other operating costs, net" for the first nine months of fiscal 2002 is a $0.3 million pre-tax gain from the reversal of a portion of the loss recorded in the prior year relating to the plant consolidation program announced in December 2001. Most of the gain is due to better than anticipated proceeds from the sale of equipment and our plant in Newnan, Georgia.

Other items not allocated to segments totaled $0.1 million (expense) for the first nine months of fiscal 2002 compared to $0.8 million (expense) for the first nine months of fiscal 2001. The fiscal 2002 amount includes income items of $0.2 million related to a litigation settlement and $0.5 million from a net decrease in intersegment profits remaining in inventory, and idle facility costs and other expenses totaling $0.8 million. The fiscal 2001 amount consists of idle facility costs and other expenses.

INTEREST EXPENSE

Interest expense was $21.0 million for the first nine months of fiscal 2002, a decrease of $3.8 million from the first nine months of fiscal 2001. The decrease reflects both lower debt levels and lower average interest rates.

INCOME TAX PROVISION

We recorded a $7.6 million income tax provision in the first nine months of fiscal 2002, which included a one-time increase to income tax expense of $2.8 million attributable to the Job Creation and Worker Assistance Act of 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in our receiving a $5.5 million refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2.8 million tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that expired during the carryback period without being utilized.

Excluding the one-time tax adjustment discussed above, the tax provision for the first nine months of fiscal 2002 was $4.8 million, or 44.1% of pre-tax income. The relatively high effective rate is due to losses from our Mexican operations, for which no tax benefit was provided.

For the first nine months of fiscal 2001, we recorded a $12.6 million income tax benefit. Included in that amount is a $5.0 million benefit for the reversal of income tax liabilities recorded in prior years. During the third quarter of fiscal 2001, the Internal Revenue Service completed its examina-tion of the our federal income tax returns through tax year 1999. Based on the results of the examination and a review of our tax position, the $5.0 benefit referred to above was recorded.

Excluding the one-time $5.0 million income tax benefit discussed above, the income tax benefit for first nine months of fiscal 2001 was $7.7 million (32.6% of the pre-tax loss). The low effective rate is due to nondeductible goodwill amortization and losses from our Mexican operations, for which no tax benefit was provided.

NET INCOME AND EARNINGS PER SHARE

For the first nine months of fiscal 2002, we reported a loss of $17.5 million or $0.79 per diluted share. Before the cumulative effect of the accounting change for goodwill impairment (discussed below) we earned $3.2 million or $0.15 per diluted share. These results include the following one-time or unusual items (discussed above):

  - a $2.8 million income tax provision related to the Job Creation and Worker Assistance Act of 2002;
  - $1.4 million in bad debt expense ($0.8 million after tax) relating to Kmart Corporation's bankruptcy filing; and
  - a $0.3 million pre-tax gain ($0.2 million after tax) from reversal of a portion of the loss recorded in fiscal 2001 in connection with the plant consolidation program.

Excluding the above items, we would have reported income (before the cumulative effect of an accounting change) of $6.7 million or $0.30 per diluted share.

The net loss for the first nine months of fiscal 2001 was $10.8 million or $0.50 per diluted share. Included in these results are the one-time tax benefit of $5.0 million, discussed above, and goodwill amortization of $2.7 million ($2.6 million after tax). In accordance with SFAS No. 142, goodwill is no longer amortized as of the beginning of fiscal 2002. Excluding the one-time tax benefit and goodwill amortization, the loss for the first nine months of fiscal 2001 would have been $13.2 million or $0.61 per diluted share.

ADOPTION OF NEW ACCOUNTING STANDARD

Effective as of the beginning of fiscal 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. SFAS No. 142 also requires that a transitional impairment test of goodwill be performed as of the first day of the year of adoption.

With the assistance of an outside consultant, we completed the transitional impairment review of goodwill during the third quarter of fiscal 2002, and determined that goodwill in our apparel fabrics, engineered products and import specialty products businesses was impaired. As a result, we recorded a non-cash charge of $20.7 million, representing goodwill impairment of $23.4 million, less the deferred tax effect of $2.7 million. The charge has been reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002, and therefore increased the previously reported net loss per share for the first quarter of fiscal 2002 from $0.24 to $1.19.

LIQUIDITY AND CAPITAL RESOURCES

General

We generally rely on internally generated cash flow, supplemented by borrowings under our working capital line of credit, to meet debt service requirements, capital expenditures, and working capital needs. We had a debt to total capital ratio of 54.1% at September 28, 2002.

Credit Facilities

We maintain a credit facility comprised of a term loan and a secured working capital line of credit. This credit facility is secured by our accounts receivable, inventories and real and personal property. The credit facility bears interest at the Base Rate plus applicable percentage, as defined (6.00% as of November 4, 2002) or LIBOR plus applicable percentage (4.15% as of November 4, 2002), for periods of one, two, three or six months, at our option.

The working capital line has a borrowing base and is non-amortizing. Any amounts outstanding are due at the final maturity of September 30, 2003. As of September 28, 2002, $64.5 million was used and $61.3 million was unused and available for borrowing. The term loan had an outstanding principal balance of $79.9 million at September 28, 2002. Scheduled amortization payments for fiscal 2002 on the term loan total $28.0 million, of which $5.0 million was paid in the first three fiscal quarters. In addition to the regular scheduled fiscal fourth quarter payments of $10.0 million on September 30, 2002 and $10.0 million on December 16, 2002, the scheduled $28.0 million amortization includes $3.0 million of the term loan that we prepaid on September 30, 2002. The credit facility provides that we will prepay an additional $3.0 million of the term loan on December 31, 2002, which falls in our first quarter of fiscal 2003, if $23.0 million or more is available under the working capital line as of December 27, 2002, the last business day of the fourth fiscal quarter of 2002.

The borrowing base is determined weekly by evaluation of the eligible inventories and accounts receivable and cannot exceed $150 million. Interest payments are required to be made on a monthly basis for all outstanding loans, and we are required to meet a minimum cumulative EBITDA covenant (as defined) and an interest coverage ratio covenant (as defined) on a monthly basis.

Under the credit facility, the interest rate margin is determined by the level of funded debt (as defined) to EBITDA (as defined). During the third quarter of fiscal 2002, the effective interest rate margin on new or outstanding loans and letters of credit under the credit facility agreement was reduced by 125 basis points. At the end of the third quarter, the Company had successfully further reduced outstanding funded debt to $277.0 million. On November 4, 2002, the effective interest rate margin on new or outstanding loans and letters of credit under the credit facility agreement was reduced by an additional 50 basis points.

In addition to the covenants described above, the credit facility contains limitations on mergers and consolidations, affiliated transactions, incurring liens, disposal of assets and investments. An event of default under the credit facility includes change of control (as defined in the credit facility) as well as non-compliance with certain other provisions.

Payments of outstanding indebtedness under our credit facility and our $120 million of 10 1/8% Senior Subordinated Notes are due at maturity on September 30, 2003, and December 15, 2003, respectively. This indebtedness must be refinanced on or before the respective maturity dates. Although we believe we will be successful in refinancing these obligations prior to maturity, there can be no assurance that conditions will permit the required refinancing, or that refinancing will be available on terms that we consider to be in the best interests of our shareholders. If the indebtedness is not refinanced, we will be in default, and the holders of such indebtedness will be entitled to the remedies provided in the respective debt instruments.
Such an event would have a material adverse effect on our financial condition and results of operations. Our success in refinancing this indebtedness will be dependent upon a number of factors, including, for example, our operating performance, operating performance of our peers in the textile and apparel industries, perception of our industry in the capital markets, general economic and political conditions, and the general condition of the capital markets, including specifically the high yield debt markets.

Working Capital

Operating activities generated $53.0 million in net cash for the first nine months of fiscal 2002, of which $6.9 million was attributable to changes in operating assets and liabilities. The net source of cash from operating assets and liabilities is comprised of a $5.9 million source from operating working capital (accounts receivable - $2.7 million use, inventories - $5.1 million source, and accounts payable and accrued expenses - $3.5 million source) and a $1.0 million source of cash from prepaid expenses and other assets and other liabilities.

During the comparable nine month period ended September 29, 2001, net cash generated by operating activities was $50.4 million. Included in that amount is a source of cash from operating assets and liabilities of $39.7 million, comprised of a $40.1 million source from operating working capital (accounts receivable - $6.0 million use, inventories - $39.2 million source, and accounts payable and accrued expenses - $6.9 million source) and a $0.4 million net use of cash for prepaid expenses and other assets and other liabilities.

Investing Activities

During the first nine months of fiscal 2002, we purchased $8.6 million of equipment and manufacturing improvements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.     Controls and Procedures

As of September 28, 2002, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Dan River Inc. (including its consolidated subsidiaries) required to be included in our Exchange Act filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                                         DAN RIVER INC.

Date:  November 8, 2002             /s/ Barry F. Shea
                                         -----------------------------------
                                         Barry F. Shea
                                         Executive Vice President-Chief
                                         Financial Officer
                                         (Authorized Signing Officer and
                                         Principal Financial Officer)


                                       CERTIFICATIONS

I, Joseph L. Lanier, Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Dan River Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                    /s/ Joseph L. Lanier, Jr.
                                    ___________________________
                                    Joseph L. Lanier, Jr., Chief
                                    Executive Officer

                                       CERTIFICATIONS


I, Barry F. Shea, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Dan River Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002

                                    /s/ Barry F. Shea
                                    ------------------------------
                                    Barry F. Shea, Chief Financial Officer

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


------------------
