Form 10-K
period 2002-12-28
DAN RIVER INC /GA/
filed 2003-02-21
CIK 914384

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

    For the Fiscal Year Ended December 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934



For the transition period from                 to
                              -----------------    -----------------

                         Commission File Number 1-13421

                                 DAN RIVER INC.
             (Exact name of registrant as specified in its charter)

           Georgia                                           58-1854637
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of Each
              Title of Each Class                   Exchange on Which Registered
              -------------------                   ----------------------------

Class A common stock, par value $0.01 per share       New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ]     No [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002 (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date) was approximately $60,632,216.

     As of January 24, 2003, the registrant had 20,362,773 and 2,062,070 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.


                                           INDEX TO FORM 10-K

                                             DAN RIVER INC.


                                                                                                    Page
                                                                                                    ----
                                                                                                 References
                                                                                                 ----------

                                                 PART I

Item 1.      Business........................................................................        2

Item 2.      Properties......................................................................        12

Item 3.      Legal Proceedings...............................................................        13

Item 4.      Submission of Matters to a Vote of Security Holders.............................        13



                                                PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters......        13

Item 6.       Selected Financial Data........................................................        14

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.....................................................................        15

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.....................        26

Item 8.       Consolidated Financial Statements and Supplementary Data.......................        26

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosures....................................................................        49

                                                PART III


Item 10.     Directors and Executive Officers of the Registrant..............................        49

Item 11.     Executive Compensation..........................................................        51

Item 12.     Security Ownership of Certain Beneficial Owners and Management..................        58

Item 13.     Certain Relationships and Related Transactions..................................        60

Item 14.     Controls and Procedures.........................................................        61

                                                PART IV


Item 15.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K...............        61

                                     PART I

     Unless otherwise indicated, references in this Annual Report to "we," "us," "our" or "Dan River" refer to the business of Dan River Inc. and its subsidiaries. References to a fiscal year refer to our fiscal year, which is the 52- or 53-week period ending on the Saturday nearest to December 31. All fiscal years presented consisted of 52 weeks.


ITEM 1.   BUSINESS

General

      Founded in 1882, we are a leading designer, manufacturer and marketer of products for the home fashions and apparel fabrics markets. We design, manufacture and market a coordinated line of value-added home fashions products consisting of bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies. As the pioneer of the complete bed ensemble concept, we market our "Bed-in-a-Bag" ensembles to retailers in all trade classes. We believe the complete bed ensemble has achieved wide acceptance with both retailers and consumers as a highly efficient and convenient way of purchasing in one convenient package all of the components required to dress a bed. We believe we are the leading provider of home fashions products for the juvenile market using a variety of well-known licensed names and trademarks, including our own "Dan River" name and, to augment this market, we have developed a product line targeted to the young adult demographic segment. During fiscal 2002, sales of our complete bed ensembles and juvenile products comprised 72% of the net sales in our home fashions business.

      We also design, manufacture and market a broad range of high quality woven cotton and cotton-blend apparel fabrics. We market our apparel fabrics to a diverse group of customers which use our fabrics in a wide array of finished products, including career apparel, sportswear, dress shirts, home textiles and upholstery. Additionally, we manufacture and sell specialty engineered yarns and woven fabrics for use in making high-pressure hoses and other industrial products, which we refer to as engineered products.

      We operate in three business segments: home fashions, apparel fabrics and engineered products. You can find financial information for these segments, and financial information related to our non-U.S. operations, in Note 13 to our consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

     We are a Georgia corporation, and our principal offices are located at 2291 Memorial Drive, Danville, Virginia 24541. Our telephone number is (434) 799-7000, and our web site address is www.danriver.com. Information contained on our web site is not incorporated by reference into and is not part of this Annual Report on Form10-K.


Acquisitions

     Bibb Acquisition. In October 1998, we purchased all the outstanding capital stock of The Bibb Company, which we refer to as Bibb, through a merger transaction for an aggregate purchase price of approximately $240 million. The purchase price consisted of $86 million of cash and 4.3 million shares of our Class A Common Stock. In connection with the acquisition, we also assumed or repaid an aggregate of $95 million of Bibb's debt. Bibb, which was founded in 1876, was a leading domestic manufacturer of home fashions textile products. Bibb had net sales of $249 million and a net loss of $28 million during its last fiscal year prior to the acquisition.

     The Bibb acquisition broadened our home fashions products to include juvenile products and products for the hospitality and health care markets. As a result of the Bibb acquisition, we believe that we are the leading manufacturer of bedding products for the juvenile market under a number of well-known licensed names, as well as our own "Dan River" brand. The Bibb acquisition expanded our home fashions products manufacturing operations by approximately 50%, adding spinning and weaving operations located in Greenville, South Carolina, finishing operations located in Brookneal, Virginia, and sewing facilities located in Fort Valley and Newnan, Georgia, and in Brookneal, Virginia. We also acquired our engineered products business, located in Porterdale, Georgia, from Bibb.

     Morven Plant Acquisition. In December 1998, we purchased a 315,000 square foot sewing facility located in Morven, North Carolina, for an aggregate purchase price of approximately $2.4 million. We purchased this facility to reduce our dependence on outside manufacturers for the fabrication of home fashions products.

     Mexican Operations. In January 2000, we entered into joint venture agreements with Grupo Industrial Zaga, S.A. de C.V., which we refer to as Zaga, for the purpose of building and operating textile and garment manufacturing plants in Mexico. We invested approximately $750,000 in land designated for the construction of the textile operation. Subsequent analysis suggested, however, that certain costs, such as plant construction and utilities, were higher than originally anticipated. These higher costs, together with generally weak apparel fabrics market conditions, reduced anticipated returns from the textile manufacturing plant to a level we considered unacceptable. As a result, we suggested to Zaga that we should not proceed with construction of the Mexican textile manufacturing plant.

     We did, however, proceed with the construction of the garment manufacturing plant at Jilotepec in the State of Mexico. This facility is presently manufacturing shirts primarily for sale to the career apparel and retail trades and includes laundry facilities to complement the sewing operations. We produce most of the apparel fabrics used by the plant. We believe this facility creates an additional source of demand for our apparel fabrics and will position us to better serve and respond to customers that seek a single source for garment design and manufacture in the Western Hemisphere.

     We held approximately a 50% interest in the textile and garment joint ventures at the time they were formed. We and Zaga negotiated an amicable termination of both joint ventures in February 2001, at which time we bought Zaga's interest in the garment joint venture for $3.2 million in cash and the transfer of the land previously acquired for the textile plant.

     ISI Acquisition. In April 2000, we purchased substantially all of the assets of Import Specialists, Inc., which we refer to as ISI, for $15.4 million in cash and the assumption of certain operating liabilities. ISI, an importer of home fashions products complementary to our customer base, including doormats, throws, and rugs manufactured primarily in China and India, became a part of our home fashions business.

     Additional Danville Distribution Facility. In May 2000, we acquired an additional 301,200 square foot warehouse and distribution facility adjacent to our Riverpointe distribution facility in Danville, Virginia for $4.3 million. This facility was necessary to service increased demand for our home fashions products.


Manufacturing Consolidations

     In 2002, we completed a consolidation which included the closure of the Newnan, Georgia home fashions sewing plant and consolidation of its capacity primarily into our Brookneal and Danville, Virginia sewing operations. Additionally, we are continuing to reduce our apparel fabrics weaving capacity by relocating certain looms from our weaving facility in Danville to the Sevierville, Tennessee plant and replacing those looms with newer, modern looms utilized primarily for weaving home fashions products. In connection with the installation of the newer home fashions looms in Danville, we closed a portion of our home fashions weaving operation at the Greenville, South Carolina plant, resulting in a modest reduction in home fashions weaving capacity.

     Together with our ongoing capital expenditure programs, we believe these consolidations provide us with better capacity utilization and reduce our fixed manufacturing costs.


Home Fashions Products

     Products. Our home fashions products include bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies that we market under our "Dan River" name, as well as under private labels of our major retail customers and under licenses from, among others, "Colours by Alexander Julian" and "Lilly Pulitzer." We also market home fashions products for the juvenile market under the "Dan River" name, as well as a number of licensed names and trademarks, including:

     o    "Barbie,"                       o    "NASCAR,"
     o    "Blue's Clues,"                 o    "NFL,"
     o    "Bob The Builder,"              o    "Powerpuff Girls,"
     o    "Clifford The Big Red Dog,"     o    "Scooby-Doo,"
     o    "Dora The Explorer,"            o    "Sagwa, The Chinese Siamese Cat,"
     o    "Looney Tunes,"                 o    "Sesame Street,"
     o    "Major League Baseball,"        o    "Seventeen,"

     o    "Spider-Man,"                   o    "Stuart Little 2," and
     o    "Star Wars,"                    o    "Thomas and Friends."

   We are also utilizing our expertise in juvenile licensing to introduce licensed products in the young adult market. Through a licensing agreement with Seventeen Magazine, we seek to make successful in-roads into the teenage markets, where we strive for the same kind of attractive margins found in our other branded product lines.

     We had net sales attributable to home fashions products of:

     o    $441.2 million in fiscal 2002,
     o    $469.9 million in fiscal 2001, and
     o    $469.8 million in fiscal 2000.

   We offer home fashions products in a wide variety of styles and patterns, including fashion designs and, to a lesser extent, solid colors. Products range from a 120-thread count muslin sheet of blended polyester and cotton to a top-of-the-line 300 thread count percale 100% cotton sheet. Our acquisition of ISI expanded our home fashions product line and enables us to market such niche products as doormats, throws and rugs.

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

     Customers. We design and manufacture our home fashions products to meet the needs of retail, hospitality and healthcare markets. We distribute home fashion products through key retailers in all retail trade classes including:

     o    mass merchants,
     o    department stores,
     o    specialty home fashions stores,
     o    national chains,
     o    regional discounters, and
     o    direct marketers.

We also sell home fashions products to the hospitality and healthcare markets primarily through distributors.

     During fiscal 2002 we marketed our home fashions products to approximately 700 active customers. We have pursued and established strategic relationships with large, high volume retailers including:

     o    Kmart Corporation,
     o    Wal-Mart Stores, Inc.,
     o    Target Corporation,
     o    J.C. Penney Company, Inc.,
     o    Linens n' Things, Inc.,
     o    Federated Department Stores, Inc.; and
     o    Kohl's Corporation

     Sales of home fashions products to Kmart Corporation and Wal-Mart Stores, Inc. accounted for approximately 19% and 13%, respectively, of our net sales in fiscal 2002. No other home fashions products customer accounted for more than 6% of our net sales in fiscal 2002. As a supplement to our primary distribution channels, one of our subsidiaries operates factory outlet stores which sell home fashions products directly to consumers. During fiscal 2002, sales of home fashions products to customers outside the United States accounted for approximately 3% of our net sales.

     In January 2002, Kmart Corporation filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and subsequently announced the closing of approximately 13% of its stores. In 2003, Kmart announced the expected closing of an additional 15% of its original stores. We experienced a very slight decrease in our sales to Kmart during fiscal 2002; however, taking into consideration certain new programs planned for introduction in fiscal 2003, we do not currently anticipate a further decrease in sales to Kmart during 2003 as a result of the additional store closings. Nevertheless, there can be no assurance that the Kmart bankruptcy and related events will not in the future result in significantly reduced sales to Kmart or otherwise have a material adverse effect on our financial condition and results of operations. For a further discussion of the Kmart filing please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

     Sales and Marketing. The home fashions products sales and marketing staff consists of approximately 115 persons. They are headquartered in New York City and have satellite offices in the Atlanta, Chicago, Dallas, Los Angeles, Portsmouth, San Francisco, and Toronto, Canada areas. These marketing professionals, stylists and product development personnel work as early as one year in advance of a retail selling season to develop new fabrics, styles, colors, constructions and finishes. Together with the marketing group, stylists often work directly with our customers and our licensors to create fabrics and styles that respond to rapidly changing fashion trends and customer needs. New styles are also developed internally for the April and October bed and bath home textile trade shows, where they are shown to buyers and are placed in production based on customer acceptance. Orders for home fashions products are filled from inventory or, if inventory is not available, products are manufactured and generally shipped within three to four weeks of order placement.


Apparel Fabrics

     Products. We manufacture a broad range of high quality woven cotton and cotton-blend fabrics, which we market primarily to manufacturers of men's, women's and children's clothing. The specific markets are career apparel, government and military, sportswear and dress shirts. Our yarn-dyed and piece-dyed apparel fabrics include:

     o    oxford cloth,
     o    pinpoint oxford cloth,
     o    fancy broad cloth,
     o    seersuckers,
     o    mid and light weight denim,
     o    twills,
     o    chambrays, and
     o    pant fabrics.

     We also manufacture and distribute (1) fabrics for use in decorating, crafts and garment sewing, (2) 100% cotton and cotton-blend upholstery fabrics and (3) greige (unfinished) fabrics to converters. We had net sales attributable to apparel fabrics products of:

     o    $131.5 million in fiscal 2002,
     o    $118.9 million in fiscal 2001, and
     o    $143.6 million in fiscal 2000.

     We believe that we enjoy a reputation as a leader in creating new fabric styles and designs within the apparel fabrics market. Our product development professionals work independently as well as directly with customers to develop new fabric styles and constructions to respond to retailers' and consumers' needs and direction. Our development strategy is focused on a variety of novel, functional fabrics and finishes.

     We believe that we are a leader in wrinkle resistant technology for shirting fabrics, including "Dri-Don" blended easy care fabrics and 100% cotton "Wrinkl-Shed" fabrics. We also manufacture and market fabrics utilizing "Tencel" lyocell, an innovative natural fiber which has been used primarily in manufacturing women's sportswear. Our current product development efforts involve fabrics which incorporate new product finishes for end uses such as stain defense, antimicrobial and odor control, and comfort stretch and other innovative fabrics for use in pants and other product categories outside of our traditional shirting lines. Additionally, we manufacture shirts for career apparel, as well as sport and dress shirts, at our Mexican sewing plant.

     Customers. We distribute our apparel fabrics primarily to domestic manufacturers of men's, women's and children's clothing which, in turn, operate sewing plants throughout the United States, Mexico, Central America and the Caribbean. We market our apparel fabrics to in excess of 1,000 customers, none of which accounted for more than 3% of our total net sales in fiscal 2002. Customers market clothing manufactured from our apparel fabrics under such brand names as:

    o    Arrow,
    o    Brooks Brothers,
    o    Group B/Democracy,
    o    Health-Tex,
    o    L.L. Bean,
    o    Land's End,
    o    Lee,
    o    Levi/Dockers,
    o    Savane,
    o    Van Heusen, and
    o    Wrangler,

as well as under private labels through retailers such as Belk Inc., J.C. Penney Company, Inc., Kohl's Corporation and Mervyn's Inc. We market career apparel fabrics to customers such as Cintas Corporation, Kazoo and VF Corporation. We manufacture a significant percentage of the fabrics utilized in army and air force dress shirts and navy workshirts. We also distribute apparel fabrics to home sewing retailers such as Wal-Mart Stores, Inc., Jo-Ann Stores, Inc., The Longaberger Company, Waverly Fabrics and through various wholesale distributors, for use in decorating and crafts, as well as garment sewing. Our upholstery fabrics are sold primarily to furniture manufacturers such as Broyhill Furniture Industries, Inc. and Craftmaster. During fiscal 2002, sales of apparel fabrics to customers located outside the United States accounted for approximately 2% of our net sales.

      During its start-up phase, production from our new Mexican sewing plant has been sold primarily to off-price distributors. The operation is now shipping to career apparel and retail accounts as well.

     Sales and Marketing. Our apparel fabrics sales and marketing staff consists of approximately 45 full time persons as well as commission agents. They are headquartered in New York City and have satellite offices in Atlanta, Chicago, Dallas, Danville, High Point (North Carolina) and Los Angeles. Apparel fabrics are generally "made to order" products which are manufactured and shipped within six to eight weeks of order placement. Orders for apparel fabrics are based on customer selections from offerings of color, content, construction, design and finish, and fabrics are made to customer specifications, which may be developed jointly with the customer. Presently two individuals based in Boonesville, Mississippi are primarily responsible for marketing the production of the Mexican sewing plant.


Engineered Products

     Products. Our engineered products consist of coated yarns and woven fabrics that are manufactured to customer specification for use in such products as high pressure hoses for the automotive industry, conveyer belts and other industrial applications. We are the only U.S. producer to provide both water- and solvent-based adhesive systems. We had net sales attributable to engineered products of:

     o    $40.3 million in fiscal 2002,
     o    $42.3 million in fiscal 2001, and
     o    $50.1 million in fiscal 2000.

     Customers. We sell our engineered products primarily to companies serving the automotive industry, which in turn utilize them as components in their own products. We believe our ability to meet stringent industrial certification standards and to provide domestic sourcing to customers has helped us establish strong relationships with our customers. During fiscal 2002, we marketed our engineered products to approximately 90 customers, none of which accounted for more than 3% of our net sales in fiscal 2002. During fiscal 2002, substantially all of our sales of engineered products were to domestic customers.

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

     In addition to the expansion of our manufacturing operations through acquisitions, we have made significant investments in facility modernization focused on advanced manufacturing technologies in an effort to be the low cost manufacturer in the industry. Within our home fashions operations, we have installed:

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

      We built these facilities in Danville, Virginia. They are in close proximity to our other Danville home fashions facilities and our Brookneal, Virginia finishing and sewing operations. During fiscal 2002, we closed our Newnan, Georgia sewing plant and a significant portion of the weaving operations at our Greenville, South Carolina greige mill. Most of this manufacturing capacity was relocated to the Danville and Brookneal facilities. We believe the proximity of our principal home fashions manufacturing and distribution facilities provides competitive advantages, in that our "Bed-in-a-Bag" complete bed ensembles require the combination into one package of products manufactured at several different facilities. We believe our acquisition, modernization and consolidation activities have positioned us to better and more efficiently service our home fashions customers and accommodate further growth of our home fashions business.

     Within our apparel fabrics operations, we have installed high speed looms and modernized our yarn preparation processes through the installation of more efficient, lower cost, open-end spinning, carding, drawing and combing equipment. Our capital improvement programs modernized and streamlined substantially all significant components of our apparel fabrics manufacturing process.

     In addition to modernizing operations, we have consolidated our apparel fabrics manufacturing operations to improve operating costs. In fiscal 1997, we closed our Riverside apparel fabrics weaving facility in Danville and consolidated these operations into an existing facility located in Danville. In January 1999, we closed our Spindale, North Carolina weaving facility and consolidated these operations into our existing Danville, Virginia and Sevierville, Tennessee apparel fabrics manufacturing plants. Finally, during fiscal 2002, we consolidated a significant portion of our apparel fabrics greige operations into Sevierville, which resulted in an approximately 20% reduction in overall apparel fabrics weaving capacity. Together, these actions have aided our efforts to fully utilize our most cost-effective equipment in the manufacture of apparel fabrics.

     In fiscal 2000, we began manufacturing shirts at our new Mexican sewing plant. This plant includes an industrial laundry and warehouse facilities from which we can ship a complete, packaged, finished garment to our targeted customers.

     Our engineered products facilities include specialty coating equipment for yarns and fabrics, looms, and yarn processing equipment, which we continue to enhance with more modern technology. These facilities have achieved ISO 9001 certification.

     We have engineered our management information systems and manufacturing processes to meet the quick response delivery requirements of our customers. Quick response techniques reduce the time required to process a particular order, which improves customer service and production efficiency. Furthermore, we have the capability to offer electronic data interchange programs to all of our significant customers. These programs minimize the lead time for customer orders and permit a more efficient, targeted manufacturing schedule, as well as improvements in efficiency, communications, planning and processing times at each stage of production. We have electronic data interchange programs in place with most of our major home fashions products customers.

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

     We purchase cotton primarily in the domestic market directly from merchants or through brokers. Generally, we seek to purchase sufficient amounts of cotton to cover existing order commitments. We may purchase cotton in advance of orders on terms that we deem advantageous, and while we do not speculate on the price of cotton, we may hedge prices from time to time through forward contracts and in the futures and options markets. Although we attempt to buy more cotton when we believe, based on our experience, that prices are relatively low, we still buy cotton continuously throughout the year, which tends to mitigate the effects of price fluctuations over time. Additionally, our general focus on lighter-weight fabrics tends to lessen the impact on our business of fluctuations in cotton prices. We also use significant quantities of polyester, which is available from several sources.

     Although we have always been able to obtain sufficient supplies of both cotton and polyester, any shortage or interruption in the supply or variations in the quality of either could have a material adverse effect on our business. Additionally, unusual fluctuations in cotton and polyester prices could significantly affect our profitability, particularly on a short term basis, since we cannot always mirror such fluctuations in the prices of our products.

     We also use various other raw materials, such as dyes and chemicals, in our manufacturing operations. We believe these materials are readily available from a number of sources.

Outside Sourcing

      To supplement our internal manufacturing capabilities and expand our product offerings, we intend to source a larger proportion of our finished products from both domestic and foreign manufacturers to the extent we find products available at attractive prices which meet our quality and delivery requirements. We currently supplement our internal manufacturing capabilities by purchasing yarn and unfinished fabrics from outside sources and by contracting with third parties for various manufacturing services, including certain printing and sewing operations. Excluding certain home fashions niche products which we import as a result of the ISI acquisition, we purchased approximately 13% of our manufacturing requirements during fiscal 2002 from outside sources, based on cost of sales, substantially all of which were yarn and greige fabrics.


Trademarks and Licenses

     We hold licenses to produce and sell home fashions products under:

     o    "Barbie,"                       o    "NFL,"
     o    "Blue's Clues,"                 o    "Powerpuff Girls,"
     o    "Bob The Builder,"              o    "Sagwa, The Chinese Siamese Cat,"
     o    "Clifford The Big Red Dog,"     o    "Scooby-Doo,"
     o    "Colours by Alexander Julian,"  o    "Sesame Street,"
     o    "Dora The Explorer,"            o    "Seventeen,"
     o    "Lilly Pulitzer,"               o    "Spider-Man,"
     o    "Looney Tunes,"                 o    "Star Wars,"
     o    "Major League Baseball,"        o    "Stuart Little 2," and
     o    "NASCAR,"                       o    "Thomas and Friends,"

as well as other names or marks, and to use certain designs on our home fashions products. Such licenses provide that we have the right for a limited period, generally three years subject to renewal for additional periods, to use the respective brand name and/or design in the sale of certain types of products in certain geographic regions. We also hold licenses with respect to the use and advertising of certain processes or synthetic fibers or fabrics. We believe that no single license or trademark other than "Dan River" is material to our business.

Competition

     Our competitive position varies by product line. Competitive factors include:

     o    price,
     o    product styling and differentiation,
     o    quality,
     o    flexibility of production and finishing,
     o    delivery time, and
     o    customer service.

     We sell our products primarily to domestic customers and compete with both large, vertically integrated textile manufacturers and numerous smaller companies specializing in limited segments of the market. Our competitors include both domestic and foreign companies, a few of which are larger in size and/or have significantly greater financial resources than we do. We believe that over 70% of the apparel fabrics, much of which are imported in the form of garments, and over 25% of the home fashions products sold in the U.S. are manufactured overseas. Most sport shirts sold in the U.S. are manufactured outside of the U.S. Due in significant part to the competitive environment, the U.S. textile industry has experienced significant consolidation over the past several years, with a number of companies, some of which are our competitors in various aspects of our business, seeking bankruptcy protection or going out of business. We have sought and continue to seek opportunities under these circumstances to focus our operations on various value-added businesses that, by their nature, are resistant to imports.

      We are one of several domestic manufacturers of home fashions products. Although the Bibb acquisition increased our sales of home fashions products, and some of our competitors in this business have filed for bankruptcy protection or have gone out of business, certain of our competitors still have a significantly greater share of the domestic market, including WestPoint Stevens Inc. and Springs Industries, Inc., which we believe collectively account for over 50% of the home fashions bedding products market. Nevertheless, we believe the proximity of our principal home fashions manufacturing and distribution facilities, along with our prudent capital spending programs, provide competitive advantages over certain of our domestic and foreign competitors. Our "Bed-in-a-Bag" complete bed ensembles require the combination of products manufactured at several different facilities into one package. Substantially all of our components are manufactured in facilities located in relatively close proximity in the Virginia and North Carolina piedmont, whereas facilities of our competitors are generally scattered over a wider area, thus increasing product costs and shipping times and, we believe, impeding their ability to respond quickly to customer demands for product replenishment. We believe this situation is exacerbated for importers, who must either maintain substantial inventories at their risk or deal with much longer lead times for supplying their customers. We further believe our investments in state of the art business management computer systems, such as the SAP enterprise resource planning and i2 production planning systems, and our investments in modern, less labor intensive manufacturing equipment enable us to manufacture complex, value-added products at attractive price points, "just in time" in order to meet customers' requirements, thus enhancing customer service while controlling cost. We believe these capabilities provide a sustainable competitive advantage versus importers and other providers of commodity products.

     We believe that we are the last full line producer of finished light weight yarn-dyed woven cotton and cotton-blend apparel fabrics in the U.S. With respect to men's shirtings, based on net sales, we believe we are the largest producer of oxford cloth and pinpoint oxford cloth and the leading producer of light weight yarn-dyed shirting fabrics in the Western Hemisphere. In the sportswear and upholstery fabrics markets, we are one of a number of domestic producers. In the sport shirt market, we are one of many world-wide producers.

     We believe we are in a unique position to service the core demand for fabrics by garment manufacturers desiring to maintain a manufacturing base in the Western Hemisphere. The NAFTA and CBI trade initiatives, as well as our proximity and ability to respond promptly to their needs, help make our products attractive to these core customers in comparison to imported fabrics from other parts of the world. Additionally, certain of our customers, such as career apparel manufacturers, remain focused on a domestic source of supply and are a growing part of our apparel fabrics business. We are actively enhancing our core product offerings through our product development efforts as we create new product finishes, often for special end uses such as stain defense, antimicrobial and odor control, and as we develop comfort stretch and other innovative products for use in pants and other fabric categories outside of our traditional shirting lines. Additionally, we believe our design expertise and our emphasis on shortening production and delivery times allow us to respond more quickly to changing fashion trends and to our domestic customers' delivery schedules than can producers located outside the Western Hemisphere. We believe our Mexican garment operation not only provides an additional outlet for our U.S. manufactured apparel fabrics but enables us to better serve customers who desire garment packages in which they can specify both fabric and garment design through one single source.


Trade Regulation

     The extent of import protection afforded by the U.S. government to domestic textile producers has been, and continues to be, subject to considerable domestic political deliberation. NAFTA, which was entered into by the U.S., Canada and Mexico, has created the world's largest free-trade zone. The agreement contains safeguards sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. NAFTA phases out all trade restrictions and tariffs on textiles and apparel among the three countries. In addition, NAFTA requires merchandise to be made from yarns and fabrics originating in North America in order to avoid trade restrictions. Thus, not only must apparel be made from North American fabric, but the fabric must be woven from North American spun yarn. Although we believe that we benefit from NAFTA, there can be no assurance that the removal of these barriers to trade will not in the future have a material adverse effect on our business.

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

     In 1995, the World Trade Organization, or WTO, established mechanisms to progressively liberalize world trade in textiles and clothing by eliminating quotas and reducing duties over a 10-year period beginning in January 1995. The selection of products at each phase is made by each importing country and must be drawn from each of the four main textile groups: tops and yarns, fabrics, made-up textile products and apparel. In 2000, Congress passed and the President signed the African Growth and Opportunity Act, which we refer to as the AGOA, which is intended to promote growth and economic prosperity of certain sub-Saharan African countries through, among other things, greater duty-free access to U.S. markets. The elimination of quotas and the reduction of tariffs under the WTO, together with the effects of the AGOA, may result in increased imports of certain textile products and apparel into North America. These factors could make our products less competitive against low cost imports from developing countries. Additionally, macroeconomic factors such as the strength of the dollar versus foreign currencies (particularly Asian currencies) have had and could continue to have an adverse effect on our ability to compete with foreign imports.


Environmental  Regulation

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

     We are currently evaluating recent regulatory initiatives under the Clean Air Act which pertain to nitrogen oxide air emissions and hazardous air pollutant emissions. These initiatives could potentially require some combination of process changes or limitations, or additional air emissions monitoring or control equipment at certain of our facilities which, in turn, could require capital expenditures, increase operating costs or limit our operations. Based on the information presently available, we do not believe that the cost of, or any operational constraints or modifications required to, assure future compliance with the above-described laws, regulations and initiatives, or to remediate existing environmental contamination, will have a material adverse effect on our results of operations or financial condition. However, there can be no assurance that:

     o upon further evaluation, we will not determine that the Clean Air Act initiatives described above will be more costly or more restrictive to our operations than we now believe,
     o environmental requirements will not become more stringent in the future,
     o the position taken by various regulatory agencies in respect of regulatory matters or allegedly contaminated sites will not change in a manner materially adverse to us,ntaminated sites will not change in a manner materially adverse to us,
     o claims in material amounts will not be brought by regulatory agencies or third parties,
     o additional sites which are alleged to have been contaminated by us or our predecessors will not be discovered,
     o assessments as to extent or nature of contamination or need for clean-up of sites will not change, or
     o    we will not incur material costs in order to address any such matters.

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

     At our closed Abbeville, South Carolina facility, which we plan to dispose of, Bibb previously worked with the South Carolina Department of Health and Environmental Control, which we refer to as DHEC, to identify the source of low levels of freon and certain other volatile organic compounds which were found in a water supply well located on-site. No active on-site remediation is being required by the State at this time; however, DHEC has been conducting further studies of the site in an attempt to confirm origin of the contamination, and there can be no assurance that DHEC will not determine that further studies or remediation are required with respect to this site.


Order Backlog

     Our order backlog was approximately $138 million at December 28, 2002, as compared to approximately $121 million at December 29, 2001. Substantially all of the orders on hand at December 28, 2002 are expected to be filled within four months of that date.


Employees

     At December 28, 2002, we had approximately 7,000 employees, of which approximately 5,900 were hourly employees. Of these hourly employees, approximately 3,000 are located in our Danville, Virginia operations and represented by a collective bargaining agreement that expires in June 2005. We believe that our relations with our employees are good.


Where You Can Find More Information

     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available (free of charge) on or through our web site located at www.danriver.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

                           FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words "believe," "expect," "anticipate," "plan," "estimate" or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, estimated amounts and timing of capital expenditures, environmental compliance costs and other expenditures, and expected outcomes of litigation.

      Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the factors set forth in Exhibit 99.1, "Cautionary Statements relating to Forward Looking Statements," filed with this Annual Report on Form 10-K, and the following:

     o general economic and political conditions and the cyclicality of the textile industry;
     o    competitive conditions in the textile industry;
     o our ability to implement manufacturing cost reductions, efficiencies and other improvements;
     o fluctuations in the supply of raw materials or shortages of the supply of raw materials;
     o    our ability to maintain or acquire licenses;
     o our ability to fund our capital expenditure requirements needed to maintain our competitive position;
     o the effect of U.S. governmental policies regarding imports on our competitiveness;
     o    our ability to identify and complete acquisitions;
     o our compliance with environmental, health and safety laws and regulations;
     o    changes in our relationship with our large customers;
     o business-related difficulties of our customers, including Kmart Corporation;
     o    risks associated with our operations in Mexico;
     o    our dependence on outside production sources;
     o    our ability to compete with foreign imports;
     o    our reliance on key management personnel;
     o    our relationship with the unions representing some of our employees;
          and
     o    the influence of our principal shareholder.

     You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.


ITEM 2.   PROPERTIES

     Our home fashions manufacturing and warehousing facilities consist of approximately 5.6 million square feet of space located in Georgia, North Carolina, South Carolina and Virginia. Of this space we own approximately 5.0 million square feet and lease the remainder. We also lease warehouse and office space near Toronto, Canada.

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

      Our engineered products are manufactured at a 600,000 square foot facility in Georgia which we own.

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


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     Our Class A Common Stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "DRF." There is no established trading market for the Class B Common Stock. On January 24, 2003, there were approximately 285 holders of record of our Class A Common Stock and nine holders of record of our Class B Common Stock.

     We have not paid cash dividends during our two most recent fiscal years. Our credit agreement prohibits payment of cash dividends or repurchases of stock.

     The following table sets forth for the calendar quarter indicated the high and low closing prices per share of our Class A Common Stock as reported in composite trading on the NYSE.


                                                              High       Low
                                                              ----       ---
     2001:
     First Quarter...................................         $3.23     $1.90
     Second Quarter..................................          3.10      1.91
     Third Quarter...................................          2.75      1.00
     Fourth Quarter..................................          1.02      0.49

     2002:
     First Quarter...................................         $1.85     $0.20
     Second Quarter..................................          5.44      1.45
     Third Quarter...................................          5.14      2.00
     Fourth Quarter..................................          3.40      1.56

         For information concerning Class A Common Stock to be issued in connection with our equity compensation plans, see Part III, Item 12, of this Annual Report on Form 10-K.


ITEM 6.   SELECTED FINANCIAL DATA

                                                                                      Fiscal Year
                                                             -------------------------------------------------------------
                                                                 2002        2001           2000       1999        1998
                                                             -----------  -----------   ----------- ----------- ----------

                                                                        (in thousands, except per share data)
Statement of Income Data:
Net sales.................................................      $612,949    $631,072      $663,467    $628,899   $517,443
Cost of sales.............................................       500,351     562,606       541,063     512,977    406,619
Gross profit..............................................       112,598      68,466       122,404     115,922    110,824
Selling, general and administrative expenses..............        68,805      67,910        67,335      64,547     58,410
Amortization of goodwill..................................           --        3,617         3,137       2,859        589
Other operating costs, net (1)............................          (550)      4,282           --       (2,267)     5,347
Operating income (loss)...................................        44,343      (7,343)       51,932      50,783     46,478
Other income, net.........................................           455         694           226         603        334
Equity in loss of joint venture...........................           --         (244)         (226)        --         --
Interest expense..........................................        26,884      32,063        32,931      28,416     18,713
Income (loss) before extraordinary item and
    cumulative effect of accounting change ...............         7,380     (20,869)       10,773      14,715     17,101
Extraordinary item........................................           --          --            --          --        (405)
Cumulative effect of accounting change(2).................       (20,701)        --            --          --         --
Net income (loss).........................................       (13,321)    (20,869)       10,773      14,715     16,696
Earnings (loss) per share--basic:
     Income (loss) before extraordinary item and
           cumulative effect of accounting change.........          0.34       (0.96)         0.49        0.64       0.86
     Net income  (loss) per share--basic..................         (0.61)      (0.96)         0.49        0.64       0.84
Earnings (loss) per share--diluted:
     Income (loss) before extraordinary item and
           cumulative effect of accounting change.........          0.33       (0.96)         0.49        0.63       0.85
     Net income (loss) per share--diluted.................         (0.60)      (0.96)         0.49        0.63       0.83
Balance Sheet Data (at end of fiscal year):
Working capital...........................................      $(54,293)    $184,363     $232,374    $174,365   $221,854
Total assets..............................................       595,522      666,369      745,473     684,582    720,210
Total debt, including current maturities..................       252,023      325,399      369,271     314,784    354,268
Shareholders' equity......................................       229,037      250,338      277,192     270,952    258,774
Common shares outstanding.................................        22,425       21,988       21,766      22,636     23,219
Other Financial Data:
Depreciation and amortization of property, plant and
   equipment..............................................      $ 37,860     $ 39,451     $ 37,210    $ 38,912   $ 30,220
Capital expenditures in cash..............................        12,384       18,246       33,743      36,729     39,454

(1) Other operating costs, net includes various non-recurring charges and credits. The fiscal 2002 and 2001 amounts relate primarily to the plant consolidation program that we announced in December 2001. In connection with the consolidation we recorded a $4.7 million pre-tax charge in fiscal 2001. We reversed $0.6 million of the pre-tax charge in fiscal 2002. See
     Note 8 to the Consolidated Financial Statements. In fiscal 1999, the primary component of other operating costs, net was a $1.8 million pre-tax gain from the reversal of reserves associated with the closure of certain of our facilities in fiscal 1997. In fiscal 1998, the primary component of other operating costs, net was a $5.7 million pre-tax charge associated with the closing of one of our apparel fabrics weaving facilities.
(2) The cumulative effect of accounting change represents the non-cash writedown of goodwill as of the first day of fiscal 2002 in connection with our adoption of SFAS No. 142. See Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     General. Our strategy is to expand our home fashions business through internal growth and strategic acquisitions while maintaining and enhancing our niche position as a leading producer of light weight yarn-dyed apparel fabrics. In our home fashions business, we emphasize customer specific marketing supported by superior design, excellent systems, and flexible, low-cost manufacturing in order to supply our customers with compelling product when they need it in order to meet the needs of a discerning consumer. In our apparel fabrics business, we focus on diversifying our product offerings into specific product areas that are less vulnerable to import competition, while maintaining our leadership in our core light weight yarn-dyed fabric business. We work continuously to develop new apparel fabrics or finishes to differentiate ourselves from our worldwide competitors. We continue to implement cost reductions throughout all areas of our operations, which we believe are critical in order to remain competitive in the global marketplace.

     Home Fashions. More than ten years ago we made the strategic decision to focus on our home fashions products business, which generally is less cyclical than other textile businesses (including our apparel fabrics business), is less import sensitive and has attractive margins. Consistent with this strategy, we acquired Bibb in October 1998, which significantly increased the size of our home fashions products business. As a result of the Bibb acquisition, more than two-thirds of our net sales are now attributable to sales of home fashions products. We believe our increased critical mass has made us more attractive to our home fashions products customers, who need large suppliers to satisfy their requirements.

     Operating profits from our home fashions segment were $43.6 million in fiscal 2002, up from $10.9 million in fiscal 2001, despite a 6% sales decrease in fiscal 2002. This was achieved due to a series of strategic initiatives started in fiscal 2001. We streamlined our manufacturing operations through the consolidation of our Newnan, Georgia sewing plant into our Virginia operations and eliminated a weaving operation in Greenville, South Carolina. In addition, inventory levels were brought in line with sales, leading to significantly better running schedules and an improved absorption of fixed costs. These operating improvements, coupled with lower raw material costs and an improved selling mix, led to the dramatic improvement in operating profit in fiscal 2002.

     We believe our fiscal 2001 results were an anomaly. Our decline in profitability from fiscal 2000 to 2001 was directly attributable to a build-up in our home fashions inventories. The installation of our new SAP system, and an unusually dramatic drop in consumer demand for home fashions products, were primary causes of the abnormal inventory levels. At the close of fiscal 2000, our home fashions inventories were at $165.9 million, a number that was, in hindsight, excessive in light of the lackluster demand we would experience in fiscal 2001. Accordingly, during fiscal 2001 we worked diligently on reducing inventory, utilizing two methods which, while effective, had a negative short-term impact on our profitability. First, we curtailed operations in our facilities to bring inventories in line with declining demand, and second, we sold off excess finished goods at promotional prices. These practices, compounded by higher raw material costs (primarily polyester and cotton) and bad debt expense associated with the Kmart bankruptcy, led to our poor operating results in fiscal 2001.

     We were successful in our inventory control efforts in fiscal 2001 and our return to profitability in fiscal 2002. At the end of fiscal 2001, our home fashions inventories were $122.5 million, down 26% from the end of fiscal 2000. We were then able to take advantage of our improved capacity utilization and inventory control practices to greatly improve operating profit in fiscal 2002. We believe that the operating improvements discussed above will continue to enhance our long-term profitability.

     Apparel Fabrics. Historically, our apparel fabrics business has been more sensitive to downturns within the textile industry. As a result, operating income attributable to the apparel fabrics segment has fluctuated more than operating income attributable to the home fashions segment. For example, in fiscal 2002, operating income attributable to apparel fabrics was $2.2 million compared to an operating loss of $8.6 million in fiscal 2001 and operating income of $10.9 million in fiscal 2000. In recent years we have taken several steps to improve the performance of our apparel fabrics operations, including:
(1) the replacement of older manufacturing equipment; (2) the acquisition of Cherokee at the beginning of fiscal 1997, which gave us greater critical mass in our apparel fabrics operations; (3) the closure and consolidation of our Riverside Plant, which was the least efficient of our apparel fabrics plants, at the end of fiscal 1997; (4) the closure of our Spindale Plant in January 1999; and (5) the downsizing of apparel fabrics weaving capacity by approximately 20% during fiscal 2001 and 2002.

     Due to the high fixed costs associated with our manufacturing operations in the apparel fabrics business, we seek to maintain reasonably full manufacturing schedules, which enables us to run our facilities at high operating rates. Better capacity utilization and lower raw material costs accounted for increased operating income attributable to our apparel fabrics segment in fiscal 2002 compared to fiscal 2001. During fiscal 2001, we were unable to maintain full manufacturing schedules due to weak demand in the U.S. resulting from the recessionary environment and the impact of the strong dollar in comparison to Asian currencies. As a result, we operated our apparel fabrics facilities at approximately 66% of capacity during fiscal 2001, resulting in under absorption of fixed costs. In fiscal 2002, we experienced increased demand for our apparel fabrics, particularly new bottom weight sportswear product offerings, enabling us to run our apparel fabrics facilities at 88% of capacity during fiscal 2002, which positively impacted the profitability of the apparel fabrics segment.

     Mexican Operations. In January 2000, we formed a joint venture to build and operate a manufacturing plant in Mexico, including sewing and laundry operations, for the production of finished garments, primarily sport shirts for sale to apparel and retail customers. These products were targeted to compete with Asian imports. In February 2001, we purchased our joint venture partner's interest in the facility, which became fully operational in mid-2001. Because of the recessionary environment and the strong U.S. dollar and peso, we were unable to fully use the capacity of the plant and, as a result, these operations suffered an operating loss of $2.0 million in fiscal 2002. We believe that these operations can achieve profitability if we can obtain a reasonably consistent flow of similar products to manufacture. Accordingly, during fiscal 2002, we expanded our focus and began producing career apparel shirts in addition to sport shirts. This improved capacity utilization and should allow us to significantly improve the operating results of our Mexican operations in fiscal 2003. We further believe that long-term prospects of our Mexican operations are promising, as our customers continue to seek more packaged garments.

     Outlook. Currently, the demand for our home fashions products and apparel fabrics is stable, which should permit both our home fashions and apparel fabrics businesses to experience operating rates in fiscal 2003 similar to those in fiscal 2002. With reasonable operating rates and capacity utilization, we anticipate that fiscal 2003 will be a year similar to fiscal 2002 from a sales and operating profit standpoint, unless there is a dramatic improvement or decline in current economic activity levels.

     Our expectation regarding our results of operations for fiscal 2003 assumes that the bankruptcy of Kmart Corporation, our largest customer, will not have a material adverse effect on our home fashions segment. Kmart has recently announced it will close an additional 317 stores. We do not currently believe that the closure of these stores will materially affect our results of operations during fiscal 2003 because of our scheduled new product introductions in existing Kmart stores during fiscal 2003. However, should Kmart continue to downsize and reduce the number of its stores beyond currently announced closures or make other material changes in its operations, such changes could have a material adverse effect on our results of operations.

Performance By Segment

     We operate in three industry segments: products for the home fashions markets, products for the apparel fabrics markets and engineered products for the automotive and industrial markets. The following table sets forth segment results for fiscal 2002, 2001 and 2000.


                                                            Fiscal      Fiscal      Fiscal
                                                             2002        2001        2000
                                                           --------    --------    --------
                                                                   (in thousands)
Net Sales
Home fashions.......................................       $441,157    $469,862    $469,758
Apparel fabrics.....................................        131,482     118,881     143,639
Engineered products.................................         40,310      42,329      50,070
                                                           --------    --------    --------
          Total.....................................       $612,949    $631,072    $663,467
                                                           ========    ========    ========
Operating Income (Loss)
Home fashions.......................................        $43,634     $10,922     $43,344
Apparel fabrics.....................................          2,158      (8,579)     10,930
Engineered products.................................         (1,474)       (830)      2,341
                                                           --------    --------    --------
          Total segment operating income............         44,318       1,513      56,615
Corporate items not allocated to segments:
     Amortization of goodwill.......................             --      (3,617)     (3,137)
     Other operating costs, net.....................            550      (4,282)         --
     Other expenses not allocated to segments.......           (525)       (957)     (1,546)
                                                           --------    --------    --------
          Total operating income (loss).............        $44,343     $(7,343)    $51,932
                                                            =======     ========    =======

Results of Operations

Comparison of 52 Weeks Ended December 28, 2002 ("fiscal 2002") to 52 Weeks Ended December 29, 2001 ("fiscal 2001")

     Net Sales

     Net sales for fiscal 2002 were $612.9 million, a decrease of $18.1 million or 2.9% from net sales of $631.1 million for fiscal 2001.

     Home Fashions. Net sales of home fashions products were $441.2 million for fiscal 2002, down $28.7 million or 6.1% from net sales of $469.9 million for fiscal 2001. This decline reflected sluggish consumer demand and the lack of aggressive inventory reduction efforts in fiscal 2002 in comparison with fiscal 2001. Sales of juvenile bedding products increased in fiscal 2002, however the increase was more than offset by lower sales of adult bedding products to mass merchants.

     Apparel Fabrics. Net sales of apparel fabrics for fiscal 2002 were $131.5 million, up $12.6 million or 10.6% from net sales of $118.9 million for fiscal 2001. The increase was attributable to higher sales of sportswear fabrics, primarily pant fabrics, partially offset by a modest decline in sales of shirting fabrics.

     Engineered Products. Net sales of engineered products were $40.3 million for fiscal 2002, down $2.0 million or 4.8% from net sales of $42.3 million for fiscal 2001. The decrease reflected soft demand from the industrial fabrics sector and a very competitive pricing situation in the market for yarns used in the automotive sector.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $68.8 million for fiscal 2002 (11.2% of net sales), an increase of $0.9 million or 1.3% from $67.9 million (10.8% of net sales) for fiscal 2001. The increase was due to higher incentive compensation, offset in part by lower bad debt expense. In fiscal 2001, we recorded $3.5 million in bad debt expense attributable to Kmart Corporation's January 2002 bankruptcy filing, based on our estimated loss on receivables from Kmart that were outstanding at year end. In fiscal 2002, bad debt expense attributable to pre-bankruptcy receivables from Kmart was $1.6 million.

      Operating Income

     Consolidated operating income was $44.3 million for fiscal 2002, compared to a $7.3 million operating loss for fiscal 2001.

      Home Fashions. Operating income for the home fashions segment increased to $43.6 million in fiscal 2002 from $10.9 million in fiscal 2001. Operating margins were low in fiscal 2001 due to a combination of factors, including the effects of unfavorable manufacturing performance (caused by uneven running schedules and production curtailments), and promotional pricing, both of which resulted from our focus on inventory reduction. In addition, high raw material costs negatively impacted profit margins in fiscal 2001. The improved profitability in fiscal 2002 reflects better plant capacity utilization, cost savings from the plant consolidation program implemented earlier in the year (discussed below) and lower raw material costs. These factors, along with an improved product mix due to the absence of aggressive promotional pricing in fiscal 2002, more than offset the effects of the lower sales volume.

      Apparel Fabrics. Operating income for the apparel fabrics segment was $2.2 million in fiscal 2002, including a $2.0 million operating loss attributable to our shirt manufacturing facility in Mexico, compared to an operating loss of $8.6 million in fiscal 2001, which included a $1.7 million operating loss from our Mexican operations. Prior to the buyout of our joint venture partner in the first quarter of fiscal 2001, results from this business were reported as "Equity in loss of joint venture." The return to profitability in our domestic apparel fabrics business during fiscal 2002 was attributable to higher sales volume and lower per-unit manufacturing costs. The lower costs reflected much better capacity utilization, due in part to the plant consolidation program implemented earlier this year, as well as to lower raw material costs. The losses from our Mexican operations were caused by low sales volume. Despite intense marketing efforts, building sales volume to an acceptable level has been difficult in the current economic environment. In the third quarter of fiscal 2002, we began to receive significant orders of shirts for the career apparel market. Shipments on most of these orders are scheduled for the first quarter of fiscal 2003.

      Engineered Products. The engineered products segment had a $1.5 million operating loss for fiscal 2002, compared to a $0.8 million operating loss for fiscal 2001. Profitability in both periods was hampered by low sales volume, a competitive pricing environment and inefficient manufacturing performance.

     Corporate Items. Amortization of goodwill was $3.6 million in fiscal 2001. In accordance with SFAS No. 142, we discontinued amortization of goodwill beginning in the first quarter of fiscal 2002 (see discussion below under "Adoption of New Accounting Standard").

     Other operating costs, net for fiscal 2001 totaled $4.3 million, consisting of a $4.7 million pre-tax charge relating to a plant consolidation program, and a $0.4 million pre-tax gain from reversal of the unused portion of a reserve established in 1995 for environmental and equipment removal costs associated with an idle research facility.

     The plant consolidation program was announced in December 2001. In connection with the consolidation, we closed a home fashions cut and sew facility in Newnan, Georgia, and a portion of a home fashions weaving facility in Greenville, South Carolina. In addition, we idled apparel looms in Danville, Virginia and transferred looms from Danville to Sevierville, Tennessee, resulting in a net reduction in apparel fabric weaving capacity of approximately 20%. The vacant space in the Danville plant created by these moves is being utilized by the installation of modern home fashions sheeting looms which, with the capacity reduction noted above, resulted in a slight reduction in home fashions weaving capacity. In connection with the consolidation, we recorded a pre-tax charge of $4.7 million in fiscal 2001, including a $3.3 million non-cash writedown of fixed assets, $1.3 million for severance and benefits associated with the termination of approximately 380 employees, and other exit costs of $0.1 million.

     We completed substantially all aspects of the plant consolidation in fiscal 2002, including the payment of all but $0.1 million of severance and benefits. Due to better than anticipated proceeds from the sale of the Newnan plant and lower than expected healthcare continuation costs for employees severed in connection with the consolidation, we reversed $0.6 million of the prior year charge in fiscal 2002.

     Other items not allocated to segments totaled $0.5 million (expense) for fiscal 2002 compared to $1.0 million (expense) for fiscal 2001. The fiscal 2002 amount included $1.2 million of idle facility costs and other expenses not directly related to segment business, offset by income items of $0.2 million related to a litigation settlement and $0.5 million from a net decrease in intersegment profits remaining in inventory. The fiscal 2001 amount consists of idle facility costs and other expenses.

     Interest Expense

     Interest expense was $26.9 million for fiscal 2002, a decrease of $5.2 million from fiscal 2001. The decrease was attributable to lower debt levels, and to a lesser extent, lower average interest rates.


      Income Tax Provision

     We recorded a $10.5 million income tax provision in fiscal 2002, which included a one-time increase to income tax expense of $2.8 million attributable to the Job Creation and Worker Assistance Act, enacted in March, 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in our receiving a $5.5 million refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2.8 million tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that expired without being utilized.

     Excluding the one-time tax adjustment discussed above, the tax provision for fiscal 2002 was $7.7 million, or 43.2% of pre-tax income. The relatively high effective rate was due to losses from our Mexican operations, for which no tax benefit was provided.

     For fiscal 2001, we recorded an $18.1 million income tax benefit, which included a $5.0 million benefit for the reversal of income tax liabilities recorded in prior years. During the third quarter of fiscal 2001, the Internal Revenue Service completed its examination of our federal income tax returns through tax year 1999. Based on the results of the examination and a review of our tax position, the $5.0 benefit referred to above was recorded.

     Excluding the one-time $5.0 million income tax benefit discussed above, the income tax benefit for fiscal 2001 was $13.1 million (33.6% of the pre-tax loss). The relatively low tax benefit as a percentage of the pre-tax loss is attributable to nondeductible goodwill amortization and losses from our Mexican operations, for which no tax benefit was provided.


     Net Income and Earnings Per Share

      For fiscal 2002, we reported a loss of $13.3 million or $0.60 per diluted share. Before the cumulative effect of the accounting change for goodwill impairment (discussed below) net income was $7.4 million or $0.33 per diluted share in fiscal 2002, compared to a net loss of $20.9 million or $0.96 per diluted share for fiscal 2001.


      Adoption of New Accounting Standard

     Effective as of the beginning of fiscal 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. For purposes of this test, we have selected the first day of our fourth fiscal quarter as the annual testing date.

     SFAS No. 142 also requires that a transitional impairment test of goodwill be performed as of the first day of the year of adoption. With the assistance of an outside consultant, we completed the transitional impairment review of goodwill during the third quarter of fiscal 2002, and determined that goodwill in our apparel fabrics, engineered products and import specialty businesses was impaired. As a result, we recorded a non-cash charge of $20.7 million, representing goodwill impairment of $23.4 million, less the deferred tax effect of $2.7 million. The charge has been reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002, and therefore increased the previously reported net loss per share for the first quarter of fiscal 2002 from $0.24 to $1.19. The carrying value of goodwill remaining after the transitional impairment charge is $91.7 million, all of which is allocable to our home fashions bedding products business.

     As required by SFAS No. 142, we have also completed the annual impairment test of goodwill for fiscal 2002, and have determined that no additional impairment exists.

Comparison of 52 Weeks Ended December 29, 2001 ("fiscal 2001") to 52 Weeks Ended December 30, 2000 ("fiscal 2000")

      Net Sales

     Net sales for fiscal 2001 were $631.1 million, a decrease of $32.4 million or 4.9% from net sales of $663.5 million for fiscal 2000.

     Home Fashions. Net sales of home fashions products for fiscal 2001 were $469.9 million, virtually unchanged from fiscal 2000. Increased sales to mass merchants in fiscal 2001 offset lower sales of home fashions products to other retail trade classes and to the hospitality and healthcare markets.

     Apparel Fabrics. Net sales of apparel fabrics for fiscal 2001 were $118.9 million, down $24.8 million or 17.2% from net sales of $143.6 million for fiscal 2000. Sales of dress shirting and career apparel fabrics, and sales of greige (unfinished) fabrics to converters, were all significantly lower in fiscal 2001, reflecting the weak retail environment and the increase in unemployment in the service sector. Partially offsetting these decreases were higher sales of sportswear fabrics, primarily pant fabrics.

     Engineered Products. Net sales of engineered products were $42.3 million for fiscal 2001, down $7.7 million or 15.5% from net sales of $50.1 million for fiscal 2000. Most of the decrease was in sales of automotive and industrial hose yarns, reflecting the generally weak economic environment.

      Selling, General and Administrative Expenses

     Selling, general and administrative expenses for fiscal 2001 were $67.9 million (10.8% of net sales), compared to $67.3 million (10.1% of net sales) for fiscal 2000. Decreases in incentive compensation and home fashions marketing and selling expenses for 2001 were more than offset by $3.5 million in bad debt expense that was recorded due to the January 2002 bankruptcy filing by Kmart Corporation.

      Operating Income

     We had a $7.3 million operating loss for fiscal 2001, compared to $51.9 million of operating income for fiscal 2000.

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

      Apparel Fabrics. The apparel fabrics segment generated an $8.6 million operating loss for fiscal 2001, compared to $10.9 million in operating income for fiscal 2000. The unprofitable operating results for fiscal 2001 reflect the lower sales volume, a competitive pricing environment, higher raw material costs, and higher per-unit costs due to production curtailments and unfavorable running schedules, which were necessary to keep inventories in line with demand for our products. In addition, the operating loss for fiscal 2001 includes $1.7 million in startup losses from our shirt manufacturing operations in Mexico. By the end of fiscal 2001, construction of the manufacturing facility was complete and we had begun to actively market programs to major retailers. Prior to the buyout of our joint venture partner in fiscal 2001, results from this business were reported as "Equity in loss of joint venture."

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

     Other operating costs, net for fiscal 2001 (discussed in detail above) totaled $4.3 million, and included a $4.7 million pre-tax charge relating to a plant consolidation program, and a $0.4 million pre-tax gain from reversal of the unused portion of a reserve established in 1995 for environmental and equipment removal costs associated with an idle research facility.

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

     Excluding the one-time $5.0 million income tax benefit discussed above, the income tax benefit for fiscal 2001 was $13.1 million (33.6% of the pre-tax loss). The relatively low tax benefit as a percentage of the pre-tax loss is attributable to nondeductible goodwill amortization and losses from our Mexican operations, for which no tax benefit was provided. In fiscal 2000 we recorded an $8.2 million income tax provision (43.3% of pre-tax income). The high effective rate as a percentage of pre-tax income is due primarily to the effect of nondeductible goodwill amortization.

     Net Income and Earnings Per Share

     The net loss for fiscal 2001 was $20.9 million or $0.96 per share, compared to net income of $10.8 million or $0.49 per share for fiscal 2000.

Liquidity and Capital Resources

      General. We rely on internally generated cash flow, supplemented by borrowings under our borrowing base facility, to meet our working capital needs, capital improvements and debt service requirements. Our total debt to total capital ratio at December 28, 2002 was 52.4%.

      Working Capital. Our operations are working capital intensive. Our operating working capital (accounts receivable and inventories less accounts payable and accrued expenses) typically increases or decreases in relation to sales and operating activity levels.

     During fiscal 2002, operating working capital generated $12.6 million of cash primarily due to reductions of inventories and receivables levels and increases in accounts payable. Net income plus noncash expense items (net) generated $63.3 million in cash during the year, and changes in operating assets and liabilities generated $16.1 million. Those changes in operating assets and liabilities were the $12.6 million decrease in working capital described above, a decrease of $2.6 million of prepaid expenses and other assets and a $1.0 million increase in other liabilities. As a result, operating activities in fiscal 2002 provided net cash of $79.5 million.

      During fiscal 2001, operating working capital generated $56.8 million of cash due primarily to reductions of inventories and accounts receivable. The net loss plus noncash expense items (net) generated $10.3 million in cash during the year, and changes in operating assets and liabilities contributed $58.4 million. Those changes in operating assets and liabilities were the $56.8 million decrease in working capital described above, a decrease of $0.9 million of prepaid expenses and other assets and a $0.7 million increase in other liabilities. As a result, operating activities in fiscal 2001 provided net cash of $68.7 million.

     In connection with purchasing cotton for anticipated manufacturing requirements, we may enter into cotton futures and option contracts in order to reduce the risk associated with future price fluctuations. We generally cover open order requirements, which average approximately three months of production, through direct purchase, futures and options transactions, and we may shorten or lengthen that period in accordance with our perception of the direction of cotton prices. Effective as of the beginning of fiscal 2001, we adopted SFAS No. 133, as amended, which requires that derivative instruments be reported on the balance sheet at fair value. Gains and losses related to futures and options during the three year period ended December 28, 2002 were not material to our results of operations. There were no material cotton futures or options contracts outstanding at December 28, 2002, December 29, 2001, and December 30, 2000.

      Credit Facilities. On October 14, 1998, in order to finance the Bibb acquisition, we replaced our $90 milion revolving credit facility with a new $275 million credit facility. Under the original terms, this credit facility consisted of a $125 million amortizing term loan and a $150 million non-amortizing revolving working capital facility.

     The credit facility was amended during fiscal 2000 to permit our planned joint ventures in Mexico and to add $12.9 million of new debt to the term loan. In February 2001, a subsequent amendment modified the interest coverage and leverage covenants for the fourth quarter of fiscal 2000 and subsequent fiscal quarters and increased the interest rate on all loans by 100 basis points. The amendment also placed restrictions on the permitted investment in non-guarantor subsidiaries, capital expenditures, repurchase of capital stock, and payment of dividends. In addition to the existing security provided by our inventories and accounts receivable, we further secured the credit facility with substantially all of our real and personal property.

     In December 2001, a further amendment to the credit agreement waived any financial covenant defaults on or prior to the effective date of this amendment, modified the covenant measures as of the third fiscal quarter of 2001 and subsequent fiscal quarters, and replaced the working capital credit line of $150 million with a working capital borrowing base. The borrowing base is determined weekly by evaluation of the eligible inventories and accounts receivable and is limited to a fixed amount which cannot exceed $150 million. Modifications to the amortization schedule of the term loan were made to defer $15 million of the $20 million of payments scheduled for the first and second quarters of fiscal 2002 until September 2003, and to make the June and December scheduled payments due on the 15th instead of at the end of those respective months. A new pricing tier was added, increasing the interest margin by 100 basis points at that time. The agreement was modified to require that interest payments be made on at least a monthly basis for all outstanding loans. We are required to meet a minimum cumulative EBITDA covenant (as defined) on a monthly basis and an interest coverage ratio covenant (as defined) on a monthly basis. The covenant on leverage was eliminated. We have remained in compliance with the credit agreement, as amended. Any further modification or waiver to the agreement concerning financial covenants will require a larger supporting vote of the lenders, up from the previous 51% supporting vote. The amendment also prohibited any payment of dividends or additional repurchases of capital stock and implemented additional reporting of financial projections and results, restrictions on capital expenditures, continued limitations on dispositions of assets, a requirement that excess liquidity be used to prepay the term loan under certain conditions, and requires most cash management services to be moved to the agent bank. Fees and expenses of $3.7 million were paid in 2001 in connection with the February and December 2001 amendments.

     Borrowings under the borrowing base facility bear interest at a base rate plus the applicable percentage, as defined (5.50 % as of January 30, 2003) or LIBOR plus the applicable percentage, as defined (3.84 % as of January 30, 2003) for periods of one, two, three or six months, at our option. The applicable percentage is based on our leverage ratio, as defined. Due to our successful reduction in debt levels during the year, the applicable percentage was reduced in both the third and fourth quarters of 2002 by a total of 175 basis points. As a result of the leverage ratio as of December 28, 2002, a further reduction of 25 basis points was implemented in the first quarter of fiscal 2003.

     The term loan was fully borrowed at inception and has scheduled amortization payments. In fiscal 2002, $25 million of scheduled amortization was paid. In addition, a $3 million prepayment was made at September 30, 2002, under the terms of the December 2001 amendment to the credit agreement which specifies such a prepayment if $23 million or more is available under the working capital line as of quarter end. With the addition of $12.9 million of new debt to the term loan in fiscal 2000 and the amendment in December of 2001, as of December 28, 2002, the required remaining principal amortization is $56.9 million in fiscal 2003, with a final maturity of September 30, 2003. At the beginning of fiscal 2003 we made an additional $3 million prepayment which was required due to our liquidity position in excess of $23 million. The borrowing base facility is non-amortizing with any borrowings outstanding due at final maturity on September 30, 2003. At December 28, 2002, we had aggregate borrowings of $63.0 million and $5.0 million in letters of credit outstanding under the borrowing base facility and had $55.5 million unused and available for borrowing.

     In addition to the covenants as described above, the credit facility contains limitations on mergers and consolidations, affiliated transactions, incurring liens, disposal of assets and investments. An event of default under the credit facility includes change of control (as defined in the credit facility) as well as non-compliance with certain other provisions. Compliance with these provisions is subject to certain risks and uncertainties that may affect our performance in the future, including, among others

     o deterioration of relationships with or the loss of material customers, as described in Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Overview,"

     o our ability or the inability of our customers to compete effectively with imported textile products, and

     o    adverse changes in general market and industry conditions.

     In addition, at December 28, 2002, we had an aggregate of $120.0 million outstanding for our 10 1/8% senior subordinated notes due 2003. Interest on these notes is payable semi-annually on June 15 and December 15 of each year. The notes mature on December 15, 2003. The indenture relating to our 10 1/8% senior subordinated notes restricts certain payments and imposes certain restrictions on incurrence of debt.

     Payments of outstanding indebtedness under our credit facility and our notes are due at maturity on September 30, 2003, and December 15, 2003, respectively. This indebtedness must be refinanced on or before the respective maturity dates. Although we believe we will be successful in refinancing these obligations prior to maturity, there can be no assurance that conditions will permit the required refinancing, or that refinancing will be available on terms that we consider to be in the best interest of our shareholders. If the indebtedness is not refinanced, we will be in default, and the holders of such indebtedness will be entitled to the remedies provided in the respective debt instruments. Such an event would have a material adverse effect on our financial condition and results of operations. Our success in refinancing this indebtedness will be dependent upon a number of factors, including, for example, our operating performance, operating performance of our peers in the textile and apparel industries, perception of our industry in the capital markets, general economic and political conditions and the general condition of the capital markets, including specifically the high yield debt markets.

     Long-Term Debt and Lease Obligations

     The following summarizes our long-term debt and lease obligations at December 28, 2002.

                                                                            Payments Due by Period
                                                                            ----------------------
                                                                        Less than                          Over
                                                                Total     1-Year    1-3 Years 4-5 Years   5 Years
                                                               ------     ------    --------- ---------   -------
                                                                                  (in millions)
Long-term debt, excluding capital lease obligations..          $246.6     $240.3      $ 0.9     $ 2.1      $ 3.3
Capital lease obligations............................             5.4        0.9        4.4        --        0.1
Operating lease obligations..........................            31.5        5.6        9.5       5.8       10.6
                                                               ------     ------      -----     -----      -----
Total................................................          $283.5     $246.8      $14.8     $ 7.9      $14.0
                                                               ======     ======      =====     =====      =====

      Acquisitions. In January 2000, we entered into joint venture agreements with Grupo Industrial Zaga, S.A. de C.V. ("Zaga") for the purpose of building and operating plants in Mexico to manufacture apparel fabrics and garments. A new garment manufacturing facility has been constructed at Jilotepec in the State of Mexico and is presently manufacturing shirts for sale primarily to career apparel manufacturers and to retailers. However, based on the generally weak apparel fabrics market conditions, and higher than expected construction and other costs, the joint venture partners decided not to proceed with construction of the apparel fabrics manufacturing plant.

     We held approximately a 50% interest in the apparel fabric and garment joint ventures at the time they were formed. In February 2001, we and Zaga negotiated an amicable termination of both joint ventures, pursuant to which we purchased Zaga's interest in the garment joint venture for $3.2 million in cash and the transfer of our interest in the apparel fabrics joint venture, whose primary asset was land valued at approximately $1.5 million. The acquisition was accounted for as a purchase, and the results of operations of the acquired business have been included in our consolidated financial statements since March 2001. The purchase price was allocated to the assets acquired, primarily plant and equipment, based on their estimated fair value at the date of acquisition. The allocation resulted in goodwill of $1.7 being recorded which, prior to the adoption of SFAS No. 142 at the beginning of fiscal 2002, had been amortized on the straight-line method over a five year life.

     On April 3, 2000, we acquired substantially all of the assets of ISI for $15.4 million in cash, and the assumption of certain operating liabilities. The assets acquired consisted principally of receivables and inventory. The acquisition was funded with borrowings under our working capital line of credit. ISI, an importer of home fashions products complementary to our customer base, including doormats, throws, and rugs manufactured primarily in China and India, became a part of our home fashions business. The acquisition was accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The allocation of the purchase price of ISI to the assets acquired resulted in goodwill of $7.8 million being recorded which, prior to the adoption of SFAS No. 142 at the beginning of fiscal 2002, had been amortized on the straight-line method over a 20 year life.

      Capital Improvements. We made capital expenditures aggregating $12.4 million, $18.2 million, and $33.7 million in fiscal 2002, 2001, and 2000, respectively. During fiscal 2002 capital improvements were funded primarily through our reduction in working capital. We anticipate capital expenditures in the range of $20.0 million to $23.0 million in fiscal 2003, which will be used primarily for information systems, sewing automation and other various facility modernizations and maintenance.

      Stock Repurchase Program. In August 1999, our board of directors authorized the repurchase from time to time of up to $10.0 million aggregate market value of our Class A Common Stock in open market transactions on the NYSE. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. There were no shares repurchased in fiscal 2002 or 2001. During fiscal 2000, we repurchased 877,225 shares for $4.6 million and in fiscal 1999, we repurchased 753,919 shares for $5.0 million. No further repurchases are permitted under our credit facility.

Risk Management

      Interest Rate Risk. We have exposure to floating interest rates through our borrowings under our credit facility. Therefore, interest expense will fluctuate with changes in LIBOR and the prime rate. At January 1, 2000, we had interest rate swap agreements that terminated during the first quarter of fiscal 2000 which effectively converted variable rate interest payable on $65.0 million of existing debt to a fixed rate. No interest rate swap agreements have been implemented since fiscal 1999. As of December 28, 2002, a 10% increase in interest rates in effect on our variable rate borrowings would increase interest expense by $0.5 million on an annual basis.

      Commodity Price Risk. We use many types of fiber, both natural and man-made, in the manufacture of our textile products. We believe that future price levels of all fibers will depend primarily upon supply and demand conditions, weather conditions, general inflation and domestic and foreign governmental regulations and agricultural programs. We manage our exposure to changes in commodity prices primarily through our procurement practices.

     We enter into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If we had a net cash settlement of our open firm commitment cotton contracts at December 28, 2002, and market prices of contracted cotton decreased by 10%, we would be required to pay a net settlement provision of approximately $1.3 million.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 provides a uniform accounting model for long-lived assets to be disposed of and changes the criteria for classifying assets as held-for-sale. Our adoption of this standard in the first quarter of fiscal 2002 did not have a significant impact.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. We are required to adopt SFAS No. 145 in fiscal 2003.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated after fiscal 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately and are reflected in Notes 1 and 7 to the Consolidated Financial Statements.


Critical Accounting Policies

     Management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. Management bases its estimates on various assumptions and historical experience which are believed to be reasonable. However, due to the inherent nature of estimates, actual results may differ significantly. We believe that the following critical accounting policies and practices incorporate estimates and judgements having the most significant impact on our financial statements.

     Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments to us. The amount of the allowance is based on the creditworthiness of customers, the age of unpaid amounts, and other relevant information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market value. We write down excess and obsolete inventory for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. In addition, assets are reviewed for impairment when events or changes in business conditions indicate that their carrying value may not be recoverable. The estimates, assumptions and judgements used by management in applying our property, plant and equipment and impairment policies reflect both historical experience and expectations regarding future industry conditions and operations. The use of different estimates, assumptions and judgements could result in materially different carrying values of assets and results of operations.

     Goodwill. As discussed in Note 2 to the Consolidated Financial Statements, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of the beginning of fiscal 2002. Under this standard, goodwill must be tested at least annually for impairment. In addition, a transitional impairment test is required, to determine whether goodwill was impaired as of the beginning of the fiscal year of adoption. Goodwill impairment testing involves the assignment of goodwill to business units, and the determination of the fair values and book values of those business units. These determinations involve considerable estimation and judgement. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. Although we believe we have based our impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

     Based on the results of the transitional test, we recorded a non-cash charge of $20.7 million, representing goodwill impairment of $23.4 million, less the deferred tax effect of $2.7 million. The charge has been reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002. We also performed the annual impairment review of goodwill as of the first day of our fiscal 2002 fourth quarter, and determined that no further impairment existed as of that date. If, in the future, goodwill is determined to be impaired, the resulting impairment writedown would be charged to operations.

     Accruals for Employee Benefits. We are self-insured for a substantial portion of the cost of employee medical insurance and workers compensation benefits. For health and medical costs, we establish reserves as of each balance sheet date based on current and historical experience in claims costs, known trends in health care costs and other information available from the third party company that administers our claims. For workers compensation costs we monitor the number and severity of accidents to develop appropriate reserves for the estimated cost to provide both medical care and benefits during the period an employee is unable to work. We believe that the assumptions and information used to develop these reserves are reasonable. However, changes in expected medical and health care costs, changes in the severity of previously reported claims or legislative changes affecting the administration of these plans could significantly impact the determination of appropriate reserves in future periods.

     Pension Plans. The valuation of our pension plans requires the use of assumptions and estimates that are used to develop actuarial valuation of expenses, assets and liabilities. These assumptions include discount rates, investment returns, projected salary increases, and mortality rates. The actuarial assumptions used in our pension reporting are reviewed annually and compared with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements.

     Income Taxes. As part of the process of preparing our financial statements we are required to estimate our actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Considerable judgement is involved in this process. In particular, we must assess the likelihood that deferred tax assets will be realized, which is ultimately dependent on the generation of future taxable income. Furthermore, due to the complexity of the tax laws and other factors, we must constantly assess whether we have adequate reserves to cover both known tax liabilities and potential future assessments that might result from audits by various taxing jurisdictions.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part III, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               SEE FOLLOWING PAGES

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Dan River Inc.

     We have audited the accompanying consolidated balance sheets of Dan River Inc. as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dan River Inc. at December 28, 2002 and December 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.


                                         /s/ Ernst & Young LLP

Greensboro, North Carolina
February 3, 2003


                                           CONSOLIDATED BALANCE SHEETS

                                     December 28, 2002 and December 29, 2001

                                                                                               2002       2001
                                                                                            --------   ---------
                                                                                           (in thousands, except
                                                                                                share data)
                                          Assets
Current assets:
     Cash and cash equivalents..........................................................    $  2,832    $  8,316
     Accounts receivable (less allowance of $13,747 and $15,883)........................      71,292      75,029
     Inventories........................................................................     151,586     156,508
     Prepaid expenses and other current assets..........................................       4,175       7,577
     Deferred income taxes..............................................................      15,492      17,530
                                                                                            --------   ---------
          Total current assets..........................................................     245,377     264,960
Property, plant and equipment:
     Land...............................................................................      11,720      11,697
     Building and improvements..........................................................     105,587     103,332
     Machinery and equipment............................................................     385,397     404,414
     Construction in progress...........................................................       5,933       5,516
                                                                                            --------   ---------
                                                                                             508,637     524,959
     Less accumulated depreciation and amortization.....................................     260,462     251,224
                                                                                            --------   ---------
          Net property, plant and equipment.............................................     248,175     273,735
Goodwill................................................................................      91,701     115,134
Other assets............................................................................      10,269      12,540
                                                                                            --------   ---------
                                                                                            $595,522   $ 666,369
                                                                                            ========   =========
                           Liabilities and Shareholders' Equity
Current Liabilities:
     Current maturities of long-term debt...............................................    $241,231     $26,375
     Accounts payable...................................................................      25,802      22,911
     Accrued compensation and related benefits..........................................      23,693      21,064
     Other accrued expenses.............................................................       8,944      10,247
                                                                                            --------   ---------
          Total current liabilities.....................................................     299,670      80,597
Long-term debt..........................................................................      10,792     299,024
Deferred income taxes...................................................................      15,257       9,709
Other liabilities.......................................................................      40,766      26,701


Shareholders' equity:
     Preferred stock, $.01 par value; authorized 50,000,000 shares; no shares issued....          --          --
     Common stock, Class A, $.01 par value; authorized 175,000,000 shares; issued and
        outstanding 20,362,773 shares (19,926,189 shares at December 29, 2001)..........         204         199
     Common stock, Class B, $.01 par value; authorized 35,000,000 shares; issued and
        outstanding 2,062,070 shares....................................................          21          21
     Common stock, Class C, $.01 par value; authorized 5,000,000 shares; no shares
        outstanding.....................................................................          --          --
     Additional paid-in capital.........................................................     209,952     209,778
     Retained earnings..................................................................      33,688      47,009
     Accumulated other comprehensive loss...............................................     (14,387)     (6,121)
     Unearned compensation--restricted stock............................................        (441)       (548)
                                                                                            --------   ---------
          Total shareholders' equity....................................................     229,037     250,338
                                                                                            --------   ---------
                                                                                            $595,522    $666,369
                                                                                            ========   =========
                                             See accompanying notes.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                       Years ended December 28, 2002, December 29, 2001 and December 30, 2000

                                                                                    2002        2001        2000
                                                                                ----------- ----------- ----------
                                                                                (in thousands, except per share data)

Net sales..................................................................       $ 612,949   $ 631,072   $ 663,467
Costs and expenses:
     Cost of sales.........................................................         500,351     562,606     541,063
     Selling, general and administrative expenses..........................          68,805      67,910      67,335
     Amortization of goodwill..............................................              --       3,617       3,137
     Other operating costs, net............................................            (550)      4,282          --
                                                                                   --------    --------     -------

Operating income (loss)....................................................          44,343      (7,343)     51,932
Other income, net..........................................................             455         694         226
Equity in loss of joint venture............................................              --        (244)       (226)
Interest expense...........................................................         (26,884)    (32,063)    (32,931)
                                                                                   --------    --------     -------
Income (loss) before income taxes and cumulative effect
     of accounting change..................................................          17,914     (38,956)     19,001
Provision (benefit) for income taxes.......................................          10,534     (18,087)      8,228
                                                                                   --------    --------     -------
Income (loss) before cumulative effect of accounting change................           7,380     (20,869)     10,773
Cumulative effect of accounting change, net of taxes of $2,732.............         (20,701)         --          --
                                                                                   --------    --------     -------

Net income (loss)..........................................................        $(13,321)   $(20,869)    $10,773
                                                                                   ========    ========     =======
Earnings (loss) per share--basic:
        Income (loss) before cumulative effect of accounting change........         $  0.34     $ (0.96)    $  0.49
        Cumulative effect of accounting change, net of tax.................           (0.95)         --          --
                                                                                   --------    --------     -------
        Net income (loss) per share--basic.................................         $ (0.61)    $ (0.96)    $  0.49
                                                                                    =======     =======     =======
Earnings (loss) per share--diluted:
        Income (loss) before cumulative effect of accounting change........         $  0.33     $ (0.96)    $  0.49
        Cumulative effect of accounting change, net of tax.................           (0.93)        --           --
                                                                                   --------    --------     -------
        Net Income (loss) per share--diluted...............................         $ (0.60)    $ (0.96)    $  0.49
                                                                                    =======     =======     =======


                                               See accompanying notes.


                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             Accumulated     Unearned
                                 Class A   Class B  Additional                  Other     Compensation-
                                  Common   Common     Paid-in     Retained  Comprehensive   Restricted
                                  Stock     Stock     Capital     Earnings       Loss         Stock         Total
                                  -----     -----     -------     --------  -------------  -------------    -----
                                                                   (in thousands)
Balance at January 1,
   2000......................       $ 206     $  21   $ 213,620    $ 57,105       $   --         $  --    $ 270,952
Net income and
   comprehensive income......          --        --          --      10,773           --            --       10,773
Exercise of stock options....          --        --          66          --           --            --           66
Repurchase of common
   stock.....................          (9)       --      (4,590)         --           --            --       (4,599)
                                    -----     -----   ---------    --------    ---------       -------    ---------

Balance at December 30,
   2000......................         197        21     209,096      67,878           --            --      277,192
Comprehensive loss:
   Net loss..................         --         --          --     (20,869)          --            --      (20,869)
    Minimum pension liability
        adjustment (net of
        taxes of $3,861).....         --         --          --          --       (6,121)           --       (6,121)
                                                                                                          ---------
   Comprehensive loss........                                                                               (26,990)
                                                                                                          ---------
Restricted stock awards......           2        --         682          --           --          (684)          --
Amortization of unearned
     compensation............          --        --          --          --           --           136          136
                                    -----     -----   ---------    --------    ---------       -------    ---------
Balance at December 29,
   2001......................         199        21     209,778      47,009       (6,121)         (548)     250,338
Comprehensive loss:
     Net loss................         --         --          --     (13,321)          --            --      (13,321)
     Minimum pension liability
          adjustment (net of
          taxes of  $5,088)..         --         --          --          --       (8,112)           --       (8,112)
     Unrealized loss on
          securities (net of
          taxes of $97)......         --         --          --          --        ( 154)           --         (154)
                                                                                                          ---------
    Comprehensive loss.......                                                                               (21,587)
                                                                                                          ---------
Restricted stock awards......           5        --         174          --          --           (179)         --
Amortization of unearned
   compensation..............          --        --          --          --          --            286          286
                                    -----     -----   ---------    --------    ---------       -------    ---------
Balance at December 28,
   2002......................       $ 204     $  21   $ 209,952    $ 33,688    $ (14,387)      $  (441)   $ 229,037
                                    =====     =====   =========    ========    =========       =======    =========

                                               See accompanying notes.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Years ended December 28, 2002, December 29, 2001 and December 30, 2000

                                                                                  2002        2001       2000
                                                                               ---------  ----------- ----------

                                                                                        (in thousands)
Cash flows from operating activities:
Net income (loss)                                                                $(13,321)  $(20,869)    $10,773
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Noncash interest expense.................................................      2,752      1,297         808
     Depreciation and amortization of property, plant and equipment...........     37,860     39,451      37,210
     Amortization of goodwill.................................................        --       3,617       3,137
     Amortization of restricted stock compensation............................        286        136         --
     Deferred income taxes....................................................     15,496    (17,973)      7,752
     Disposal of assets.......................................................        120        108        (206)
     Equity in loss of joint venture .........................................        --         244         226
     Other operating costs, net...............................................       (550)     4,282         --
     Cumulative effect of accounting change, net of tax.......................     20,701        --          --
   Changes in operating assets and liabilities, excluding effects of business acquired:
          Accounts receivable.................................................      3,737      9,819     (11,351)
          Inventories.........................................................      4,921     50,021     (31,927)
          Prepaid expenses and other assets...................................      2,616        924      (2,712)
          Accounts payable and accrued expenses...............................      3,906     (3,060)     (8,974)
          Other liabilities...................................................        960        739        (255)
                                                                                  -------    -------     -------
               Net cash provided by operating activities......................     79,484     68,736       4,481
                                                                                  -------    -------     -------
Cash flows from investing activities:
     Capital expenditures.....................................................    (12,384)   (18,246)    (33,743)
     Proceeds from sale of assets.............................................        930         93         481
     Acquisitions.............................................................        --      (3,809)    (15,424)
     Investment in joint ventures.............................................        --         --       (3,762)
                                                                                  -------    -------     -------
               Net cash used by investing activities..........................    (11,454)   (21,962)    (52,448)
                                                                                  -------    -------     -------
Cash flows from financing activities:
     Payments of long-term debt...............................................    (29,375)   (35,872)    (22,424)
     Net proceeds from issuance of long-term debt.............................         --         --      16,410
     Borrowings against cash surrender value of life insurance................         --      5,427         --
     Finance costs............................................................       (139)    (3,688)       (365)
     Net borrowings (payments)--working capital facility.......................   (44,000)    (8,000)     60,500
     Proceeds from exercise of stock options..................................        --         --           36
     Repurchase of common stock...............................................        --         --       (4,599)
                                                                                  -------    -------     -------
               Net cash provided (used) by financing activities...............    (73,514)   (42,133)     49,558
                                                                                  -------    -------     -------
Net increase (decrease) in cash and cash equivalents..........................     (5,484)     4,641       1,591
Cash and cash equivalents at beginning of year................................      8,316      3,675       2,084
                                                                                  -------    -------     -------
Cash and cash equivalents at end of year......................................     $2,832     $8,316      $3,675
                                                                                   ======     ======      ======

                                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           December 28, 2002, December 29, 2001 and December 30, 2000


NOTE 1.   Significant Accounting Policies and Other Matters

Basis of presentation

     The consolidated financial statements include the accounts of Dan River Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany items have been eliminated in consolidation.


Fiscal year

     The Company's fiscal year ends on the Saturday nearest to December 31. All references to fiscal 2002, 2001 and 2000 mean the 52 weeks ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. The financial statements of subsidiaries located in Mexico are consolidated based on a fiscal year ending November 30 to facilitate timely reporting of the Company's financial results.


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


Inventories

     Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories at December 28, 2002 and December 29, 2001, respectively, by component are as follows:

                                                              2002       2001
                                                              ----       ----
                                                              (in thousands)
          Finished goods................................. $  52,088  $  56,194
          Work in process................................    85,827     85,936
          Raw materials..................................     3,348      2,987
          Supplies.......................................    10,323     11,391
                                                          ---------- ----------
          Total inventories.............................. $ 151,586  $ 156,508
                                                          ========== ==========


Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from ten to 35 years for buildings and improvements, and three to 14 years for machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the lease term or estimated useful life, whichever is less. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable.

Goodwill

     As discussed in Note 2, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of the beginning of fiscal 2002. Under SFAS No. 142 goodwill is no longer amortized but is subject to impairment testing. Prior to fiscal 2002 goodwill was amortized on the straight-line method based on lives ranging from five to 40 years.


Deferred financing fees

     Debt financing fees are amortized over the term of the related debt.


Revenue recognition

     The Company generally recognizes revenues from product sales when goods are shipped, at which time sales are final. Appropriate provisions are made for uncollectible accounts, product returns, and for various customer programs and incentive offerings, including special pricing agreements and volume-based incentives.


Stock-based compensation

     The Company's stock-based compensation plans, which are further discussed in Note 7, are accounted for based on the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation for restricted stock awards is recognized ratably over the vesting period, based on the fair value of the stock on the date of grant. No compensation expense has been recognized relative to stock option awards, as all options granted under the Company's stock option plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock options granted:

                                                                             2002        2001        2000
                                                                          ----------   ---------  ----------
                                                                                (in thousands, except
                                                                                   per share data)
     Net income (loss):
          As reported................................................     $  (13,321)  $ (20,869) $   10,773
          Less:  pro forma expense related to stock options..........           (743)     (1,298)     (1,142)
                                                                          ----------   ---------  ----------
          Pro forma..................................................     $  (14,064)  $ (22,167) $    9,631
                                                                          ==========   =========  ==========
     Per share:
          As reported--
               Basic.................................................     $    (0.61)  $   (0.96) $     0.49
               Diluted...............................................          (0.60)      (0.96)       0.49
          Pro forma--
               Basic.................................................          (0.64)      (1.02)       0.44
               Diluted...............................................          (0.63)      (1.02)       0.44

     The pro forma results reflect amortization of the fair value of stock options over the vesting period. The weighted average fair value of options granted in fiscal 2002, 2001 and 2000, was estimated to be $0.33, $1.86 and $2.81, respectively. The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends.

     The following weighted average assumptions were used in the valuation of options:

                                                      2002      2001      2000
                                                     ------    ------    ------
     Expected option life in years................      6.0       6.0      6.0
     Risk-free interest rate......................      4.83%     5.27%    6.51%
     Expected stock price volatility..............     90.00%    60.00%   50.00%


Income taxes

     Deferred income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


Recent accounting pronouncements

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 provides a uniform accounting model for long-lived assets to be disposed of and changes the criteria for classifying assets as held-for-sale. The Company's adoption of this standard in the first quarter of fiscal 2002 did not have a significant impact.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. The Company is required to adopt SFAS No. 145 in fiscal 2003.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated by the Company after fiscal 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately and are reflected in Notes 1 and 7.


NOTE 2.   Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

      Effective as of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill is no longer amortized, but instead is subject to an impairment test at least annually. The Company has selected the first day of the fourth fiscal quarter as its annual testing date. In the year of adoption, SFAS No. 142 also requires the Company to perform a transitional test to determine whether goodwill was impaired as of the beginning of the fiscal year.

      Under SFAS No. 142, the initial step in testing for goodwill impairment is to compare the fair value of each reporting unit, as determined in accordance with the new standard, to its book value. To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second test is required to determine the amount of impairment. Any impairment charge resulting from the transitional test is recorded as a cumulative effect of a change in accounting principle, retroactive to the first day of the year of adoption.

      For purposes of goodwill impairment testing, SFAS No. 142 requires that goodwill be assigned to one or more reporting units. The Company has assigned goodwill to the following reporting units:
                  bedding products;
                  import specialty business;
                  apparel fabrics; and
                  engineered products.

      The bedding products and import specialty business units are components of the home fashions reporting segment, for which separate financial information is reported pursuant to SFAS No. 131. The apparel fabrics and engineered products business units correspond directly to reporting segments under SFAS No.131.

      The Company, with the assistance of an outside consultant, completed the transitional impairment review of goodwill during the third quarter of fiscal 2002, and recorded a non-cash charge of $20,701,000, representing goodwill impairment of $23,433,000, less the deferred tax effect of $2,732,000. The charge has been reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002, and therefore increased the previously reported net loss per share for the first quarter of fiscal 2002 from $0.24 to $1.19. The Company has also completed the annual impairment test as of the first day of the fourth quarter of fiscal 2002, and has determined that no additional impairment existed as of that date.

      The following table summarizes the transitional goodwill impairment charge by reporting segment as well as the changes in the carrying amount of goodwill for the year ended December 28, 2002:


                                                   Goodwill at                   Goodwill at
                          Reporting Segment        December 29,    Impairment    December 28,
                                                      2001           Charge          2002
                                                    ---------       ---------       -------
                                                               (in thousands)
     Home Fashions:
        Bedding products.........................    $ 91,701          $  --        $91,701
        Import specialty business................       7,087          (7,087)          --
                                                    ---------       ---------       -------
                                                       98,788          (7,087)       91,701
     Apparel fabrics.............................       1,418          (1,418)          --
     Engineered products.........................      14,928         (14,928)          --
                                                    ---------       ---------       -------
                                                    $ 115,134       $ (23,433)      $91,701
                                                    =========       =========       =======

      In determining the fair value of each reporting unit for the transitional impairment test, a combined discounted cash flow and market approach was used.
The resulting impairment is primarily attributable to differences between the fair value approach required under SFAS No. 142 and the undiscounted cash flow approach that was used to evaluate goodwill under previous accounting guidance.

      In accordance with SFAS No. 142, prior period amounts have not been restated. The following table summarizes the reported results for fiscal 2001 and 2000, and the results that would have been reported had the non-amortization provisions of SFAS No. 142 been in effect for those years:

                                                                          2001         2000
                                                                          ----         ----
                                                                        (in thousands, except
                                                                           per share data)
     Reported net income (loss)....................................     $(20,869)     $ 10,773
     Amortization of goodwill (net of tax effect)..................        3,468         3,025
                                                                        --------      --------
     Adjusted net income (loss)....................................     $(17,401)     $ 13,798
                                                                        ========      ========
     Reported earnings (loss) per share--basic and diluted.........     $  (0.96)     $   0.49
     Amortization of goodwill (net of tax effect)..................         0.16          0.14
                                                                        --------      --------
     Adjusted earnings (loss) per share--basic and diluted.........     $  (0.80)     $   0.63
                                                                        ========      ========

NOTE 3.   Acquisitions

     In January 2000, the Company entered into joint venture agreements with Grupo Industrial Zaga, S.A. de C.V. ("Zaga") for the purpose of building and operating plants in Mexico to manufacture apparel fabrics and garments. A new garment manufacturing facility has been constructed at Jilotepec in the State of Mexico and is presently manufacturing shirts for sale primarily to career apparel manufacturers and to retailers. However, based on the generally weak apparel fabrics market conditions, and higher than expected construction and other costs, the joint venture partners decided not to proceed with construction of the apparel fabrics manufacturing plant.

     The Company held approximately a 50% interest in the apparel fabric and garment joint ventures at the time they were formed. In February 2001, the Company and Zaga negotiated an amicable termination of both joint ventures, pursuant to which the Company purchased Zaga's interest in the garment joint venture for $3,160,000 million in cash and the transfer of the Company's interest in the apparel fabrics joint venture, whose primary asset was land valued at approximately $1,500,000. The acquisition was accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since March 2001. The purchase price was allocated to the assets acquired, primarily plant and equipment, based on their estimated fair value at the date of acquisition. The allocation resulted in goodwill of $1,668,000 being recorded which, prior to the adoption of SFAS No. 142 at the beginning of fiscal 2002, had been amortized on the straight-line method over a five year life.

     On April 3, 2000, the Company acquired substantially all of the assets of Import Specialists, Inc. ("ISI") for $15,424,000 in cash, and the assumption of certain operating liabilities. The assets acquired consisted principally of receivables and inventory. The acquisition was funded with borrowings under our working capital line of credit. ISI, an importer of home fashions products complementary to the Company's customer base, including doormats, throws, and rugs manufactured primarily in China and India, became a part of the Company's home fashions business. The acquisition was accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The allocation of the purchase price of ISI to the assets acquired resulted in goodwill of $7,764,000 being recorded which, prior to the adoption of SFAS No. 142 at the beginning of fiscal 2002, had been amortized on the straight-line method over a 20 year life.


NOTE 4.   Shareholders' Equity

     Certain shareholders have the right to require the Company to register, at its expense, their shares under the Securities Act of 1933.

     All Class B common stock outstanding as of December 28, 2002 is held by certain members of the Company's senior management (and certain of their family members). With limited exceptions, owners of Class B common stock are entitled to 4.39 votes per share on matters brought before the Company's shareholders, whereas owners of Class A common stock are entitled to one vote per share.

     In August 1999, the Board of Directors approved a share repurchase program authorizing the Company to utilize up to $10,000,000 to repurchase shares of Class A common stock. Shares repurchased pursuant to this program are retired and constitute authorized but unissued shares. During fiscal 2000, the Company repurchased 877,225 shares for $4,599,000 and in fiscal 1999 the Company repurchased 753,919 shares for $5,000,000. No shares were repurchased in fiscal 2002 or 2001. Subject to the terms of our credit facility, no further repurchase of Company stock is permitted.

     Accumulated other comprehensive loss at December 28, 2002 and December 29, 2001 is comprised of the following:


                                                            2002       2001
                                                            ----       ----

                                                            (in thousands)
Minimum pension liability adjustment..................    $ 23,182    $ 9,982
     Deferred tax effect..............................      (8,949)    (3,861)
                                                          --------    -------
                                                            14,233      6,121
Unrealized losses on securities.......................         248        --
     Deferred tax effect..............................         (94)       --
                                                          --------    -------
                                                               154         --
                                                          --------    -------
                                                          $ 14,387    $ 6,121
                                                          ========    =======


NOTE 5.   Long-Term Debt

     Long-term debt at December 28, 2002 and December 29, 2001 consists of the following:

                                                                      2002       2001
                                                                      ----       ----
                                                                      (in thousands)
     Senior subordinated notes.................................     $120,000   $120,000
     Borrowing base facility...................................       63,000    107,000
     Term loan.................................................       56,910     84,910
     Capital leases............................................        5,380      6,363
     Other borrowings with various rates and maturities........        6,733      7,126
                                                                    --------   --------
                                                                     252,023    325,399
     Less current maturities...................................      241,231     26,375
                                                                    --------   --------
     Total long-term debt......................................     $ 10,792   $299,024
                                                                    ========   ========

      The senior subordinated notes (the "Notes") consist of $120,000,000 in non-amortizing ten-year notes issued pursuant to an indenture dated December 15, 1993, bearing interest at 10 1/8% payable semi-annually.

      On October 14, 1998, in order to finance the Bibb acquisition, the Company replaced its $90 million revolving credit facility with a new $275 million credit facility. Under the original terms, this credit facility consisted of a $125 million amortizing term loan, and a $150 million non-amortizing revolving working capital credit line.

      The credit facility was amended during fiscal 2000 to permit the Company's planned joint ventures in Mexico and to add $12,910,000 of new debt to the term loan. In February 2001, a subsequent amendment modified the interest coverage and leverage covenants for the fourth quarter of fiscal 2000 and subsequent fiscal quarters and increased the interest rate on all loans by 100 basis points. The amendment also placed restrictions on the permitted investment in non-guarantor subsidiaries, capital expenditures, repurchase of capital stock, and payment of dividends. In addition to the existing security provided by our inventories and accounts receivable, the Company has secured the credit facility with substantially all of its real and personal property.

      In December 2001, a further amendment to the credit agreement waived any financial covenant defaults on or prior to the effective date of this amendment, modified the covenant measures as of the third fiscal quarter of 2001 and subsequent fiscal quarters, and replaced the working capital credit line of $150 million with a working capital borrowing base. The borrowing base is determined weekly by evaluation of the eligible inventories and accounts receivable or a maximum amount of $150 million as of June of 2002. Modifications to the amortization schedule of the term loan were made to defer $15 million of the $20 million of payments scheduled for the first and second quarters of fiscal 2002 until September 2003, and to make the June and December scheduled payments due on the 15th instead of at the end of those respective months. A new pricing tier was added which increased the Company's interest margin by 100 basis points at that time. The agreement was modified to require that interest payments be made on at least a monthly basis for all outstanding loans. The Company is required to meet a minimum cumulative EBITDA covenant (as defined) on a monthly basis and an interest coverage ratio covenant (as defined) on a monthly basis. The covenant on leverage was eliminated. The Company has remained in compliance with the credit agreement, as amended. Any further modification or waiver to the agreement concerning financial covenants will require a larger supporting vote of the lenders, up from the previous 51% supporting vote. The amendment also prohibited any payment of dividends or additional repurchases of capital stock and implemented additional reporting of financial projections and results, restrictions on capital expenditures, continued limitations on dispositions of assets, a requirement to use excess liquidity to prepay the term loan under certain conditions, and requires most cash management services to be moved to the agent bank. Fees and expenses of $3,688,000 were paid in 2001 in connection with the February and December 2001 amendments.

      At December 28, 2002, the weighted average interest rate of the $63,000,000 outstanding borrowings under the borrowing base facility was 4.04%. The Company pays a commitment fee on the unused portion of the borrowing base. The facility also provides for the issuance of letters of credit up to $10,000,0000 of which $5,011,000 was outstanding at December 28, 2002. Under the borrowing base, $55,544,000 was unused and available for borrowing at December 28, 2002.

      The weighted average interest rate of the $56,910,000 outstanding borrowings under the term loan facility at December 28, 2002 was 4.22%. The entire balance is due during fiscal 2003 and appears in current maturities of long-term debt as of December 28, 2002. The final payment is due September 30, 2003.

      During fiscal 2002, the margin on borrowings under the credit agreement was lowered by 175 basis points due to the improvement in leverage. In February 2003, the margin was reduced an additional 25 basis points.

      The Notes contain certain restrictive covenants which, among other things, impose limitations on debt incurrence and restrict certain payments, including payment of dividends and the repurchase of capital stock.

      Payments of outstanding indebtedness under the Company's credit facility and the Notes are due at maturity on September 30, 2003, and December 15, 2003, respectively. This indebtedness must be refinanced on or before the respective maturity dates. Although the Company believes it will be successful in refinancing these obligations prior to maturity, there can be no assurance that conditions will permit the required refinancing, or that refinancing will be available on terms that are considered to be in the best interests of the shareholders. If the indebtedness is not refinanced, the Company will be in default, and the holders of such indebtedness will be entitled to the remedies provided in the respective debt instruments. Such an event would have a material adverse effect on the Company's financial condition and results of operations. Success in refinancing this indebtedness will be dependent upon a number of factors, including, for example, the Company's operating performance, operating performance of peers in the textile and apparel industries, perception of the industry in the capital markets, general economic and political conditions, and the general condition of the capital markets, including specifically the high yield debt markets.

      The Company entered into interest rate swap agreements in fiscal 1999 to manage its exposure to interest rate changes. The swaps involved the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At January 1, 2000, the Company had outstanding interest rate swap agreements maturing in the first quarter of 2000 against existing outstanding debt of $65,000,000. No interest rate swaps have been implemented since fiscal 1999.

      The aggregate annual scheduled principal repayments of long-term debt for fiscal 2003, 2004, 2005, 2006 and 2007 are $241,231,000, $2,243,000, $3,073,000,
$1,689,000 and $394,000, respectively. The principal repayments in fiscal 2003 include $63,000,000 under the borrowing base, $56,910,000 under the term loan, and $120,000,000 under the Notes.

     Cash payments of interest on debt were $24,656,000, $31,159,000, and $30,912,000 in fiscal 2002, 2001 and 2000, respectively.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6.   Income Taxes

     The provision (benefit) for income taxes is comprised of the following:

                                                                                   2002      2001      2000
                                                                                --------- ---------- --------

                                                                                        (in thousands)
     Current:
          Federal............................................................    $ (5,025) $    (114)  $   426
          State..............................................................          63        --         50
                                                                                  -------  ---------   -------
                                                                                   (4,962)      (114)      476
                                                                                  -------  ---------   -------
     Deferred:
          Federal............................................................      14,704    (16,080)    6,787
          State..............................................................         792     (1,893)      965
                                                                                  -------  ---------   -------
                                                                                   15,496    (17,973)    7,752
                                                                                  -------  ---------   -------
     Provision (benefit) for income taxes....................................     $10,534  $ (18,087)  $ 8,228
                                                                                  =======  =========   =======

     A reconciliation of the differences between the provision (benefit) for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

                                                                                     2002        2001      2000
                                                                                   --------   ---------   -------
                                                                                          (in thousands)
     Amount computed using the statutory rate................................        $6,270   $ (13,635)   $6,650
     Increase (decrease) in taxes resulting from:
          State taxes........................................................           556      (1,230)      660
          Amortization of goodwill...........................................           --        1,131       996
          Credits lost due to loss carryback.................................         2,800         --        --
          Reversal of income tax liabilities.................................           --       (4,987)      --
          Change in valuation allowance......................................           715         510       --
          Other, net.........................................................           193         124       (78)
                                                                                   --------   ---------   -------
     Provision (benefit) for income taxes....................................      $ 10,534   $ (18,087)  $ 8,228
                                                                                   ========   =========   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 28, 2002 and December 29, 2001 are as follows:

                                                                                                2002       2001
                                                                                               ------     ------
                                                                                               (in thousands)
     Deferred tax assets:
          Net operating loss and credit carryforwards...................................       $12,798    $26,923
          Compensation and employee  benefit plan liabilities...........................        18,326     13,121
          Inventory valuation and reserves..............................................         4,929      6,061
          Accounts receivable allowances................................................         4,213      4,674
          Other nondeductible reserves and accruals.....................................           906      1,036
          Goodwill......................................................................         2,276        --
          Other.........................................................................         2,371      1,853
          Valuation allowance...........................................................        (1,535)      (820)
                                                                                                ------     ------
               Total deferred tax assets................................................        44,284     52,848
                                                                                                ------     ------
     Deferred tax liabilities:
          Book carrying value in excess of tax basis of property, plant and
             equipment..................................................................        43,722     44,197
          Other.........................................................................           327        830
                                                                                                ------     ------
               Total deferred tax liabilities...........................................        44,049     45,027
                                                                                                ------     ------
               Net deferred tax asset...................................................        $  235     $7,821
                                                                                                =======    ======

      The federal income tax provision for fiscal 2002 includes a one-time increase to income tax expense of $2,800,000 attributable to the Job Creation and Worker Assistance Act of 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from two to five years, which resulted in our receiving a

$5,500,000 refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2,800,000 tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that could not be utilized to offset tax before their expiration.

      The income tax benefit for fiscal 2001 includes a $4,987,000 one-time benefit for the reversal of income tax liabilities recorded in prior years. The reversal resulted from a review of the Company's tax position after the Internal Revenue Service completed its examination of our income tax returns through tax year 1999. Also as a result of this review, the Company recorded a $2,100,000 decrease in certain deferred tax assets associated with the fiscal 1998 acquisition of The Bibb Company and a corresponding increase in goodwill. The Internal Revenue Service examination was completed in the third quarter of fiscal 2001 and resulted in the assessment of $900,000 in taxes and interest, all of which was offset against overpaid taxes for tax year 2000.

      At December 28, 2002 the Company had available minimum tax credit carryforwards of $9,700,000 which may be used to offset future regular federal tax. In addition the Company had the following carryforwards available to reduce future federal income tax liabilities: charitable contributions - $3,200,000, expiring in 2004; net operating losses - $1,800,000, expiring in 2017; and, general business credits - $700,000, expiring beginning in 2003. Loss carryforwards were also available in various states in which the Company is currently subject to income taxes. The total net future tax benefit of the state carryforwards, most of which expire beginning in 2017, was approximately $900,000 at December 28, 2002. The Company believes that it is more likely than not that substantially all of the federal and state carryforwards will be utilized before they expire.

      Foreign net operating loss carryforwards attributable to the Company's operations in Mexico totaled $4,400,000 at December 28, 2002. Due to the uncertainty surrounding the future profitability of the Mexican operations, a $1,535,000 valuation allowance has been established to offset the entire deferred tax asset associated with these carryforwards.

      Income tax refunds received by the Company, net of payments made, were $4,884,000, $108,000 and $429,000 during fiscal 2002, 2001 and 2000, respectively.


NOTE 7.   Benefit Plans

Retirement plans

     The Company sponsors qualified noncontributory defined benefit pension plans that cover the majority of its full-time employees. In fiscal 2001 the Company adopted nonqualified supplemental retirement plans covering certain key management employees. These plans are unfunded and provide participants with retirement benefits in excess of qualified plan limitations. The following tables set forth the changes in benefit obligations and plan assets of the qualified and supplemental plans for fiscal 2002 and 2001, and the funded status of the plans as of December 28, 2002 and December 29, 2001.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                                    Qualified
                                                                  Pension Plans        Supplemental Plans
                                                               ------------------      ------------------
                                                                 2002       2001        2002        2001
                                                               -------    -------      ------      ------
                                                                           (in thousands)
Change in benefit obligations:
       Benefit obligations at beginning of year.............  $ 50,757   $ 38,418     $ 4,080      $   --
       Service cost.........................................     3,190      2,747         270         230
       Interest cost........................................     3,897      3,510         300         278
       Actuarial loss ......................................     6,629      8,063         161         181
       Plan amendments......................................        --         97          --          --
       Prior service costs--adoption of new plans...........        --         --          --       3,404
       Benefits paid........................................    (2,648)    (2,078)        (16)        (13)
                                                               -------    -------      ------      ------
       Benefit obligations at end of year...................    61,825     50,757       4,795       4,080
                                                               -------    -------      ------      ------
Change in plan assets:
       Fair value of plan assets at beginning of year.......    38,871     39,280          --          --
       Actual return on plan assets.........................    (4,423)    (2,182)         --          --
       Company contributions................................     3,799      3,851          16          13
       Benefits paid........................................    (2,648)    (2,078)        (16)        (13)
                                                               -------    -------      ------      ------

       Plan assets at end of year...........................    35,599     38,871          --          --
                                                               -------    -------      ------      ------

Funded status...............................................   (26,226)   (11,886)     (4,795)     (4,080)
Unrecognized actuarial loss ................................    25,916     12,141         341         181
Unrecognized prior service cost.............................        83         91       2,944       3,171
                                                               -------    -------      ------      ------
Net amount recognized at end of year........................   $  (227)   $   346    $ (1,510)    $  (728)
                                                               ========   =======    ========     =======
Amounts recognized in the consolidated statement of
      financial position consist of:
       Prepaid pension cost.................................   $   286    $ 2,313    $     --     $    --
       Accrued pension cost.................................      (513)    (1,967)     (1,510)       (728)
       Additional minimum liability.........................   (22,987)   (10,033)     (3,222)     (3,210)
       Intangible asset.....................................        83         91       2,944       3,170
       Accumulated other comprehensive loss.................    22,904      9,942         278          40
                                                               -------    -------      ------     -------

       Net amount recognized at end of year.................   $  (227)    $  346    $ (1,510)    $  (728)
                                                               =======     ======    ========     =======

     At December 28, 2002 and December 29, 2001 the benefit obligation for each of the qualified plans exceeded the fair value of plan assets. The aggregate accumulated benefit obligation for these plans was $58,813,000 at December 28, 2002 and $48,558,000 at December 29, 2001. The accumulated benefit obligation for the nonqualified supplemental plans was $4,732,000 at December 28, 2002 and $3,938,000 at December 29, 2001.

     Weighted average assumptions used in measuring benefit obligations as of year-end are as follows:

                                                                    2002   2001
                                                                    ----   ----
          Discount rate........................................      6.5%   7.3%
          Expected return on plan assets.......................      9.0%   9.0%
          Rate of compensation increase........................      4.0%   4.0%


     Net periodic benefit cost included the following components:

                                                                    Qualified
                                                                  Pension Plans         Supplemental Plans
                                                           ---------------------------  ------------------
                                                             2002     2001      2000      2002      2001
                                                           -------- --------  --------  --------  --------
                                                                           (in thousands)
     Service cost.......................................... $ 3,190   $ 2,747  $  2,148    $ 270     $ 230
     Interest cost.........................................   3,897     3,510     2,827      300       278
     Expected return on assets.............................  (3,513)   (3,564)   (3,569)      --        --
     Amortization of prior service cost....................       7        --        --      226       233
     Actuarial loss (gain).................................     791        61      (181)      --        --
                                                            -------   -------  --------    -----     -----
     Net periodic benefit cost............................. $ 4,372   $ 2,754  $ 1,225     $ 796     $ 741
                                                            =======   =======  ========    =====     =====


     The Company also sponsors 401(k) plans for salary paid employees and certain hourly paid employees. Company matching contributions amounted to $1,163,000, $1,202,000 and $694,000, respectively, for fiscal 2002, 2001 and
2000. In addition, the Company maintains an unfunded nonqualified supplemental retirement plan for certain former employees that provides for payments upon retirement, death or disability over the longer of the employee's life or ten years. The benefit obligations of $2,871,000 and $2,458,000 at December 28, 2002 and December 29, 2001, respectively, are accrued in the accompanying consolidated balance sheets. The Company is a beneficiary of life insurance policies on certain participants in this plan.

Stock-based compensation

     The Company maintains stock incentive plans adopted in fiscal 1997 and fiscal 2000 that allow for the grant of stock options, restricted stock, stock appreciation rights and other stock-based awards to key employees and non-employee directors. Through fiscal 2002 all option grants pursuant to these plans were for nonqualified options to purchase Class A common stock at a price equal to the fair market value of the stock on the date of grant. The options generally vest ratably over periods ranging from two and one half to four years, and expire at the end of ten years.

     Until December 31, 2001, the Company also maintained a nonqualified stock option plan pursuant to which options to purchase Class A common stock were granted prior to fiscal 1997. All options to purchase unissued shares granted under this plan had an exercise price of $6.85 per share, generally vested on December 31, 1999, and expired on December 31, 2001.

     In connection with the acquisition of The Bibb Company in 1998, outstanding incentive stock options ("ISO's") held by Bibb employees were converted into fully vested and exercisable options to purchase Class A common stock of the Company. The ISO's expire in 2007.

     The following is a summary of stock option activity for the three fiscal years ended December 28, 2002:

                                                                                  Weighted--
                                                                                   Average
                                                                 Number of         Exercise
                                                                   Shares            Price
                                                                  ---------         ------
             Outstanding at January 1, 2000.................      2,186,742         $ 9.00
             Granted........................................        525,600           5.02
             Exercised......................................         (6,644)          5.46
             Cancelled......................................        (64,261)          7.48
                                                                  ---------         ------
             Outstanding at December 30, 2000...............      2,641,437           8.26
             Granted........................................        311,750           3.07
             Exercised......................................            --              --
             Cancelled......................................        (47,738)          6.67
                                                                  ---------         ------
             Outstanding at December 29, 2001...............      2,905,449           7.73
             Granted........................................        307,250           0.44
             Exercised......................................            --              --
             Cancelled......................................       (629,906)          6.90
                                                                  ---------         ------
             Outstanding at December 28, 2002...............      2,582,793         $ 7.08
                                                                  =========         ======
             Options exercisable at December 30, 2000.......        919,843         $ 8.70
                                                                  =========         ======
             Options exercisable at December 29, 2001.......      1,329,980         $ 9.30
                                                                  =========         ======
             Options exercisable at December 28, 2002.......      1,454,882         $ 9.56
                                                                  =========         ======


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     A summary of stock options outstanding against unissued shares at December
28, 2002 follows:

                                                        Options outstanding         Options exercisable
                                                        -------------------         -------------------
                                                               Weighted    Weighted                 Weighted
                                                               Average     average                  Average
Range of                                           Number     Remaining    exercise     Number      Exercise
Exercise prices                                 Outstanding  life (years)   price     Exercisable    Price
---------------                                 -----------  ------------   -----     -----------    -----
$0.42-- $3.07.............................         591,749         8.8      $ 1.75      102,246      $ 3.04
$5.00-- $5.46...............................       978,919         6.9      $ 5.17      450,386      $ 5.23
$6.25-- $9.81...............................       457,625         6.0      $ 8.24      347,750      $ 8.28
$15.00-- $20.13...........................         554,500         4.9     $ 15.09      554,500     $ 15.09

     Pursuant to the 2000 plan, the Company awarded 449,500 and 225,250 shares of restricted Class A common stock during fiscal 2002 and 2001, respectively, with weighted average grant date fair values of $0.42 and $3.07 per share. No restricted shares were granted in fiscal 2000. Restricted shares carry voting and dividend rights, however transfer of the shares is restricted prior to vesting, which generally occurs ratably over three years. The fair value of restricted shares granted is being amortized to expense over the vesting period. The Company recorded compensation expense related to restricted stock of $286,000, $136,000 and $0, in fiscal 2002, 2001 and 2000, respectively. As of
December 28, 2002, 582,780 nonvested shares were outstanding.

     As discussed in Note 1, the Company accounts for stock options based on the intrinsic value method set forth in APB Opinion No. 25, and has not recognized compensation expense relative to stock options grants. A table illustrating the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123 to the Company's stock option grants is contained in Note 1.

     As of December 28, 2002, 275,318 shares of Class A common stock were available for future grants under the fiscal 2000 stock incentive plan. No further grants are permitted under the fiscal 1997 plans.


NOTE 8.   Other Operating Costs, Net

     Other operating costs, net for fiscal 2001 totaled $4,282,000, consisting of a $4,722,000 pre-tax charge relating to a plant consolidation program, offset by a $440,000 pre-tax gain from reversal of the unused portion of a reserve established in 1995 for environmental and equipment removal costs associated with an idle research facility.

     The plant consolidation program, announced in December 2001, is intended to reduce overhead, to improve the flow of product within the Company's home fashions manufacturing operations and to bring apparel weaving capacity in line with recent demand levels. In connection with the consolidation, a home fashions cut and sew facility in Newnan, Georgia, and a portion of a home fashions weaving facility in Greenville, South Carolina, were closed. In addition, certain apparel fabrics looms located in Danville, Virginia were idled and other apparel fabrics looms were transferred from Danville to Sevierville, Tennessee, resulting in a net reduction in apparel fabric weaving capacity of approximately 20%. The vacant space in the Danville plant created by these moves is being utilized by the installation of modern home fashions sheeting looms which, with the capacity reductions noted above, resulted in a slight reduction in home fashions weaving capacity. In connection with the consolidation, a pre-tax charge of $4,722,000 was recorded in fiscal 2001, comprised of a $3,292,000 non-cash writedown of fixed assets, $1,324,000 for severance and benefits associated with the termination of approximately 380 employees, and other exit costs of $107,000.

     Substantially all aspects of the consolidation were completed in fiscal 2002, including the payment of all but an estimated $114,000 in remaining severance and benefits. Due primarily to better than anticipated proceeds from the sale of the Newnan plant and lower than expected healthcare continuation costs for employees severed in connection with the consolidation, a $550,000 pre-tax gain was recorded in fiscal 2002. Of this amount, $300,000 is a partial reversal of the non-cash writedown of fixed assets and $250,000 represents a change in the reserve for estimated exit costs.

     Following is a summary of the reserve account activity during the three fiscal years ended December 28, 2002 related to Other Operating Costs, Net:

                                                      2002       2001     2000
                                                    -------    -------  -------


     Balance at beginning of year..............     $ 1,431   $   570     $ 570
     Expenses accrued..........................         --      1,431        --
     Expenditures..............................      (1,067)     (130)       --
     Change in estimate........................        (250)     (440)       --
                                                    -------   -------     -----
     Balance at end of year....................     $   114   $ 1,431     $ 570
                                                    ========  =======     =====


NOTE 9.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                                             2002         2001           2000
                                                                          ----------   ---------       ---------
                                                                         (in thousands except per share data)
Numerator for basic and diluted earnings per share:
         Income (loss) before cumulative effect of accounting change.     $    7,380   $ (20,869)      $  10,773
         Cumulative effect of accounting change......................        (20,701)         --              --
                                                                          ----------   ---------       ---------

         Net income (loss)...........................................     $  (13,321)  $ (20,869)      $  10,773
                                                                          ==========   =========       =========
Denominator:
     Denominator for basic earnings per share--weighted-average
        Shares.......................................................        21,827       21,766          22,024
     Effect of dilutive securities:
     Employee stock options and restricted stock awards..............           336           --              --
                                                                          ----------   ---------       ---------
     Denominator for diluted earnings per share--weighted average
        shares adjusted for dilutive securities......................        22,163       21,766          22,024
                                                                          ==========   =========       =========
Earnings (loss) per share:
        Basic:
            Income (loss) before cumulative effect of accounting change   $    0.34    $   (0.96)       $   0.49
            Cumulative effect of accounting change...................         (0.95)          --              --
                                                                          ----------   ---------       ---------
            Net income (loss)........................................     $   (0.61)   $   (0.96)       $   0.49
                                                                          ==========   =========       =========
        Diluted:
            Income (loss) before cumulative effect of accounting change   $    0.33    $   (0.96)       $   0.49
            Cumulative effect of accounting change...................         (0.93)          --              --
                                                                          ----------   ---------       ---------
            Net Income (loss)........................................     $   (0.60)   $   (0.96)       $   0.49
                                                                          ==========   =========       =========

     The effect of potentially dilutive securities is computed using the treasury stock method. Options to purchase 1,991,000 shares of the Company's common stock that were outstanding at December 28, 2002 were not included in the computation of diluted earnings per share for fiscal 2002 because their exercise prices were greater than the average market price of the common stock during the year. Because the Company reported a loss before the cumulative effect of an accounting change in fiscal 2001, all outstanding restricted stock and stock options were excluded from the computation of diluted loss per share for the year, as their effect would have been antidilutive. For fiscal 2000, all outstanding options had exercise prices that exceeded the average market price of the Company's common stock, and were therefore excluded from the calculation of diluted earnings per share.


NOTE 10.   Leases

     The Company leases certain manufacturing equipment, warehouses and office facilities under operating leases that expire at various dates through 2014. Rental expense for fiscal 2002, 2001 and 2000 amounted to approximately $7,674,000, $8,261,000 and $7,806,000, respectively, net of rental income on noncancelable leases and subleases of $0, $0 and $992,000, respectively.

     The Company also leases certain manufacturing equipment and a manufacturing facility under arrangements treated as capital leases. The manufacturing equipment leases expire at various dates through 2005, and the manufacturing facility lease expires in 2018.

     Assets under capital leases included in property, plant and equipment at December 28, 2002 and December 29, 2001 are as follows:

                                                            2002          2001
                                                           ------       ------
                                                             (in thousands)
Land....................................................    $ 609         $ 609
Buildings and improvements..............................    2,281         2,281
Machinery and equipment.................................   10,749        10,749
                                                           ------       -------
                                                           13,639        13,639
Less accumulated depreciation...........................    4,123         3,217
                                                           ------       -------
Net assets under capital leases.........................   $9,516       $10,422
                                                           ======       =======



     The future minimum lease payments due under leases that have initial or remaining noncancelable lease terms in excess of one year at December 28, 2002, are as follows:

                                                           Capital   Operating
                                                            Leases     Leases
                                                            ------     ------
                                                              (in thousands)
2003.................................................        $1,321    $5,606
2004.................................................         2,131     5,228
2005.................................................         2,645     4,213
2006.................................................            15     3,219
2007.................................................            15     2,607
Later................................................           165    10,644
                                                             ------   -------
Total minimum lease payments.........................         6,292   $31,517
                                                                      =======
Less: amount representing interest...................           913
                                                             ------
Present value of minimum lease payments..............        $5,379
                                                             ======


NOTE 11.   Contingencies

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


NOTE 12.   Financial Instruments

Off balance sheet risk

     In connection with the purchase of cotton for anticipated manufacturing requirements, the Company enters into cotton forward purchase commitments, futures and option contracts in order to reduce the risk associated with future price fluctuations. The Company does not engage in speculation. There were no material cotton futures or options contracts outstanding at December 28, 2002 or December 29, 2001.


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

     A customer who accounted for 19% of the Company's consolidated net sales in fiscal 2002 (see Note 13) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in January 2002. The Company recorded bad debt expense of $1,600,000 and $3,500,000 in fiscal 2002 and 2001, respectively, related to this event.


Fair values

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The fair value of the Company's senior subordinated notes, based on quoted market prices, was $89,400,000 and $48,000,000 at December 28, 2002 and December 29, 2001, respectively, compared to a carrying value of $120,000,000. Based on rates available for similar types of borrowings, the carrying values of the Company's other debt approximated fair value at December 28, 2002 and December 29, 2001.


NOTE 13.   Segment Information

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

     The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates the performance of each segment based on operating income excluding: amortization of goodwill; plant closure charges and other one-time items reflected on the Consolidated Statements of Operations as "Other Operating Costs, Net"; depreciation on the write-up of the Company's fixed assets from when it was acquired in 1989; and certain other items, such as idle facility costs. Assets attributable to the Company's operating segments consist primarily of: accounts receivable; inventories; and property plant and equipment, including an allocable share of shared facilities and corporate headquarters assets. Assets not attributable to segments include: cash; miscellaneous receivables; certain inventories of raw materials; prepaid expenses and other current assets; deferred income taxes; book value attributable to the write-up of the Company's fixed assets from when it was acquired in 1989; goodwill; and other noncurrent assets.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Summarized information by reportable segment is shown in the following table:

                                                                                2002         2001        2000
                                                                              --------     --------    --------
                                                                                      (In thousands)
Net sales
     Home fashions........................................................    $441,157     $469,862    $469,758
     Apparel fabrics......................................................     131,482      118,881     143,639
     Engineered products..................................................      40,310       42,329      50,070
                                                                              --------     --------    --------
     Consolidated net sales...............................................    $612,949     $631,072    $663,467
                                                                              ========     ========    ========
Operating income (loss)
     Home fashions........................................................     $43,634      $10,922     $43,344
     Apparel fabrics......................................................       2,158       (8,579)     10,930
     Engineered products..................................................      (1,474)        (830)      2,341
     Corporate items not allocated to segments:
          Amortization of goodwill........................................          --       (3,617)     (3,137)
          Other operating costs, net......................................         550       (4,282)         --
          Depreciation....................................................        (589)        (333)        154
          Other...........................................................          64         (624)     (1,700)
                                                                              --------     --------    --------
          Consolidated operating income (loss)............................     $44,343     $(7,343)     $51,932
                                                                              ========     ========    ========
Depreciation and amortization of property, plant and equipment
     Home fashions........................................................     $23,855      $24,982     $23,571
     Apparel fabrics......................................................      11,890       12,645      12,594
     Engineered products..................................................       1,526        1,491       1,199
     Corporate depreciation not allocated to segments.....................         589          333        (154)
                                                                              --------     --------    --------

     Consolidated depreciation and amortization of property, plant and
        equipment.........................................................     $37,860      $39,451     $37,210
                                                                              ========     ========    ========
Capital expenditures
     Home fashions........................................................     $ 7,477      $10,789     $27,837
     Apparel fabrics......................................................       4,009        3,821       4,584
     Engineered products..................................................         898        3,636       1,322
                                                                              --------     --------    --------
     Consolidated capital expenditures in cash............................     $12,384      $18,246     $33,743
                                                                              ========     ========    ========
Assets at end of year
     Home fashions........................................................    $335,012     $362,094    $425,704
     Apparel fabrics......................................................     103,843      108,793     123,605
     Engineered products..................................................      22,459       23,191      21,957
     Corporate assets not allocated to segments:..........................     134,208      172,291     174,207
                                                                              --------     --------    --------
     Consolidated assets..................................................    $595,522     $666,369    $745,473
                                                                              ========     ========    ========

     In fiscal years 2002, 2001 and 2000, sales to one home fashions customer accounted for 19%, 18% and 12%, respectively, of consolidated net sales. In fiscal years 2002, 2001 and 2000, sales to another customer, principally by the home fashions segment, accounted for 14%, 13% and 12%, respectively, of consolidated net sales. Sales to customers outside of the United States amounted to less than 5% of consolidated net sales in fiscal 2002, 2001 and 2000. Approximately 2% of the Company's assets were located outside of the United States at December 28, 2002.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 14.   Quarterly Financial Data (unaudited)

     The Company's unaudited consolidated results of operations are presented below (in thousands, except per share data):

                                                                                  Year ended December 28, 2002
                                                                            -------------------------------------------
                                                                             First      Second      Third      Fourth
                                                                             Quarter    Quarter     Quarter    Quarter
                                                                             -------    -------     -------    -------
Net sales............................................................       $158,418    $153,942     $147,411  $153,178
Gross profit ........................................................         21,754      30,068       30,941    29,835
Income (loss) before cumulative effect of accounting change..........         (5,135)      3,658        4,699     4,158
Net income (loss)                                                            (25,836)      3,658        4,699     4,158

Per share:
      Income (loss) before cumulative effect of accounting change--
           Basic.....................................................          (0.24)       0.17         0.22      0.19
           Diluted...................................................          (0.24)       0.16         0.21      0.19
      Net income (loss)--
           Basic.....................................................          (1.19)       0.17         0.22      0.19
           Diluted...................................................          (1.19)       0.16         0.21      0.19


                                                                                   Year ended December 29, 2001
                                                                            -------------------------------------------
                                                                             First      Second      Third      Fourth
                                                                             Quarter    Quarter     Quarter    Quarter
                                                                             -------    -------     -------    -------
Net sales............................................................       $164,000    $161,858     $159,390  $145,824
Gross profit.........................................................         16,056      17,343       19,425    15,642
Net income (loss)....................................................         (6,519)     (6,139)       1,812   (10,023)
Per share:

     Basic...........................................................          (0.30)      (0.28)        0.08     (0.46)
     Diluted.........................................................          (0.30)      (0.28)        0.08     (0.46)

     The interim earnings (loss) per share amounts were computed as if each quarter was a discrete period. As a result, the sum of the earnings (loss) per share by quarter will not necessarily total the annual earnings (loss) per share.

     Results for the first quarter of fiscal 2002 include a non-cash charge of $20,701,000 ($0.95 per share), reported as the cumulative effect of an accounting change, for goodwill impairment related to the Company's adoption of SFAS No. 142 (Note 2). Results for the first quarter of 2002 also include a one-time increase to income tax expense of $2,800,000 ($0.13 per share) attributable to the Job Creation and Worker Assistance Act of 2002 (Note 6).

     Results for the third quarter of fiscal 2001 include a one-time income tax benefit of $4,987,000 ($0.23 per share) from the reversal of income tax liabilities recorded in prior years (Note 6). Results for the fourth quarter of fiscal 2001 include net pre-tax charges of $4,282,000 ($2,631,000 after tax, or $0.12 per share) relating primarily to plant consolidations (Note 8).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Our Directors

      Our board of directors currently has six members. The directors are divided into three classes with the directors in each class serving a term of three years. Directors for each class are elected at the annual meeting of shareholders held in the year in which the term for their class expires. Additionally, directors newly elected by the Board must stand for re-election by the shareholders at the next annual meeting following their election by the Board. At the annual meeting on April 25, 2003, one nominee for director who was elected by the Board is to be elected to serve until the annual meeting in 2005, and two nominees for director are to be elected to serve until the annual meeting in 2006, or, in each case, until their successors are elected and qualified. Certain information concerning our directors is provided below.

      The following table sets forth information concerning our directors:


                 Name                      Age       Expiration of Term
                 ----                      ---       ------------------

        Edward J. Lill...................   70              2003
        John F. Maypole..................   63              2003
        Rainer H. Mimberg................   60              2003
        Donald J. Keller.................   71              2004
        Joseph L. Lanier, Jr.............   71              2004
        Richard L. Williams..............   69              2005

      -------------

     Edward J. Lill has been a director of our company since 1997. Mr. Lill occasionally provides consulting services to Metropolitan Life Insurance Company with respect to accounting and other related matters. Mr. Lill was a senior partner and vice chairman of the accounting firm, Deloitte & Touche, from 1988 until his retirement in 1995.

     John F. Maypole has been a director of our company since 1992. Mr. Maypole has for the past 19 years served as a consultant to and/or director of various corporations and providers of financial services, prior to which he served in various financial and general management capacities with two publicly owned companies. Mr. Maypole also serves as a director of Massachusetts Mutual Life Insurance Company and Church and Dwight Co., Inc., a household consumer product and specialty chemical company.

      Rainer H. Mimberg was elected a director of our company by the board in November 2002. Mr. Mimberg spent most of his career at Bestfoods, an international food company, until his retirement in 2000. He was Vice President
- Investor Relations of Bestfoods from 1998 until 2000 and Vice President - Finance from 1997 until 1998. Prior to 1997 he served in a number of management capacities, primarily involving Bestfoods' international operations.

      Donald J. Keller has been a director of our company since 1998. Mr. Keller was non-executive chairman of Vlasic Foods, International from 1998 until 2001. From 1993 until 1998 he was chairman of B. Manischewitz Company, a food manufacturer, and was co-chief executive officer of B. Manischewitz Company from 1992 until 1993. From 1995 until 1997 he was chairman of the board of Prestone Products Corporation, an automotive chemicals manufacturer.

     Joseph L. Lanier, Jr. has been chairman of the board of directors and chief executive officer of our company or our predecessor since 1989. Mr. Lanier is also a director of Flowers Industries, Inc., a food company, Torchmark Corporation, an insurance company, and Dimon Incorporated, a tobacco products company, which he serves as non-executive chairman.

     Richard L. Williams has been a director and president and chief operating officer of our company or our predecessor since 1989.

Information Concerning Our Executive Officers


     The following table sets forth information concerning our executive officers:

          Name                                                 Age        Position Held
          ----                                                 ---        -------------
     Joseph L. Lanier, Jr..................................... 71         Chairman, Chief Executive Officer and Director
     Richard L. Williams...................................... 69         President, Chief Operating Officer and Director
     Barry F. Shea............................................ 54         Executive Vice President--Chief Financial Officer
     Gregory R. Boozer........................................ 47         Executive Vice President--Manufacturing
     Anthony J. Bender........................................ 45         Vice President--Information Systems
     Joseph C. Bouknight...................................... 50         Vice President--Human Resources
     Harry L. Goodrich........................................ 52         Vice President, Secretary and General Counsel
     Denise Laussade.......................................... 44         Vice President--Finance
     Mark K. Tapp............................................. 48         Vice President--Cotton Procurement
     Gary D. Waldman.......................................... 46         Vice President--Controller

     Joseph L. Lanier, Jr. has been chairman of the board of directors and chief executive officer of our company or our predecessor since 1989. Mr. Lanier is also a director of Flowers Industries, Inc. (a food company), Torchmark Corporation (an insurance company) and Dimon Incorporated (a tobacco products company).

     Richard L. Williams has been a director and president and chief operating officer of our company or our predecessor since 1989.

     Barry F. Shea was vice president--finance, chief financial officer and assistant secretary of our company or our predecessor from 1989 until 1996 and was vice president--chief financial officer from 1996 until October 1998, when he was elected executive vice president--chief financial officer.

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

     Harry L. Goodrich has been secretary and general counsel of our company or our predecessor since 1989 and has been vice president since 1995.

     Denise Laussade has been vice president--finance of our company since October 1999 and was assistant treasurer of Darden Restaurants, Inc. from 1995 to 1999. From July to October 1999, Ms. Laussade served as director--marketing analysis for a subsidiary of Darden Restaurants, Inc.

     Mark K. Tapp has been vice president--cotton procurement of our company since April 2002, and was Director of Cotton Procurement from August 2001 until April 2002. He was Manager of Cotton Quality from 1993 until August 2001.

     Gary D. Waldman has been controller of our company since 1996. He was assistant controller from 1992 until 1996, and director of taxes from 1990 until 1992. He was elected vice president-controller in February 2001.

     Other significant employees are:

     o Robert E. Major, who has headed our engineered products operations since 1987 and is 60 years old,

     o James E. Martin, who has headed our apparel fabrics operations since 1990 and is 53 years old, and

     o Thomas L. Muscalino, who has headed our home fashions operations since 1993 and is 52 years old.

     Our executive officers are elected by the board of directors and generally hold office until the next annual meeting of our shareholders or until their successors are elected and qualified.


ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     Summary Compensation Table. The following table shows the compensation earned during fiscal 2002, 2001 and 2000 by our chief executive officer and our four other most highly compensated executive officers. These individuals are called the named executive officers.

                                            Summary Compensation Table
                                                                                               Long-Term
                                                                                              Compensation
                                                      Annual Compensation(1)                    Awards(2)
                                        ------------------------------------------------ ------------------------
                                                                                Other                  Securities    All Other
                                         Fiscal                              Annual Com-  Restricted   Underlying     Compen-
     Name and Principal Position          Year       Salary      Bonus(3)   pensation(4) Stock($)(5)   Options(#)    sation(6)
     ---------------------------         ------      ------      --------   ------------ -----------   ----------    ---------
Joseph L. Lanier, Jr..................   2002      $ 566,906    $ 205,763       $ 11,338  $ 27,300       32,500      $ 1,316
   Chairman and Chief Executive          2001        551,616          --          13,120    99,775       32,500       35,998
   Officer                               2000        533,664      104,385          2,921        --       65,000        1,700


Richard L. Williams...................   2002        443,991      161,435          8,880    18,900       22,500        (112)
   President and Chief Operating         2001        432,640          --          10,290    69,075       22,500       25,978
   Officer                               2000        418,560       81,870          2,291        --       45,000        1,700


Barry F. Shea.........................   2002        266,395       96,861          5,328     7,350        8,750          283
   Executive Vice President--Chief       2001        259,584          --           6,174    26,863        8,750       16,732
   Financial Officer                     2000        251,136       49,122          1,375        --       17,500        1,700


Gregory R. Boozer.....................   2002        221,989       80,715          4,828     6,300        7,500        1,438
   Executive Vice President--            2001        216,300          --           5,319    23,025        7,500       16,868
   Manufacturing                         2000        209,277       40,935          1,146        --       15,000        1,700


Harry L. Goodrich.....................   2002        198,368       72,127          3,968     4,200        5,000        1,868
   Vice President, Secretary and         2001        193,939          --           4,608    15,530        5,000       15,763
   General Counsel                       2000        186,480       36,475          1,019        --       10,000        1,700

--------------

(1) The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each named executive officer and has therefore been omitted.
(2)  No SARs have been granted.
(3) Bonuses are based on operating income targets approved by the board of directors at the beginning of each fiscal year. Based upon operating income targets established at the beginning of the 2002 fiscal year, each of the named executive officers was paid a bonus equal to approximately 36% of his base salary for the 2002 fiscal year.
(4) Represents the company match in respect of the named executive officer's deferrals of salary pursuant to the Dan River Inc. 401(k) Plan, a defined contribution plan available to all of our salaried employees, and of salary and bonus pursuant to the Dan River Inc. Non-Qualified 401(k) and Deferred Compensation Plan, (the "NQ 401(k)") a non-qualified defined contribution plan available to senior managers of the Company. Also includes interest paid to the named executive officer pursuant to the NQ 401(k), to the extent such interest exceeded 120% of the applicable federal rate.
(5) Based upon the number of shares of restricted stock awarded multiplied by the closing market price of Class A Common Stock on the date of grant. Restricted stock issued during the 2001 fiscal year vests in one third increments on March 1, 2002, 2003 and 2004 and becomes fully vested in the event of a Change in Control as defined in the 2000 Long-Term Incentive Plan. Restricted Stock issued during the 2002 fiscal year vests in one third increments on March 1, 2003, 2004 and 2005 and becomes fully vested in the event of a Change in Control. There were a total of 454,500 shares of restricted stock awarded to a total of 57 key employees during fiscal 2002. The aggregate value of the restricted stock was $1,022,625 at December 27, 2002, based on the closing price of our Class A Common Stock of $2.25 per share on December 27, 2002. No dividends are payable on the restricted stock.
(6) Represents amounts accrued during applicable fiscal years to each named executive officer pursuant to the Dan River Inc. Salary Retirement Plan and, for fiscal 2002 and fiscal 2001, the SERP and the restricted SERP (as described hereafter).

Option Grants Table. The following table shows certain information relating to the options granted to each of the named executive officers during fiscal 2002.

                                   Option/SAR Grants In Last Fiscal Year

                                              Individual Grants                 Option Term           Potential Realizable
                                     ----------------------------------   -----------------------       Value at Assumed
                                                             % of Total    Exercise                  Annual Rates of Stock
                                     Number of Securities      Options     or Base                   Price Appreciation for
                                          Underlying,        Granted to   Price Per                         Option Term
                                         Options/SARs        Employees      Share      Expiration    ---------------------
                                       Granted (#)(1)(2)   in Fiscal Year   ($/Sh)       Date           5%           10%
                                       -----------------   --------------  --------    ----------    -------      --------
        Name
Joseph L. Lanier, Jr............            32,500               11%         $ .42      1/29/12      $62,748      $159,016
Richard L. Williams.............            22,500                7%         $ .42      1/29/12       43,441       110,088
Barry F. Shea...................             8,750                3%         $ .42      1/29/12       16,894        42,812
Gregory R. Boozer...............             7,500                2%         $ .42      1/29/12       14,480        36,696
Harry L. Goodrich...............             5,000                2%         $ .42      1/29/12        9,654        24,464
--------------

(1)  We have not granted any SARs.

(2) All options granted are options to purchase Class A Common Stock. The options vest and become exercisable in three equal increments on December 31, 2002, 2003 and 2004. However, the options vest and become exercisable immediately in the event of a Change in Control as defined in the 2000 Long-Term Incentive Plan. The optionee or his estate will be entitled to exercise such options, to the extent vested, within six months after the date of the event resulting in termination of employment.


Aggregated Options Table. The following table shows certain information with respect to options exercised during fiscal 2002 and options held at the end of fiscal 2002 by each named executive officer. There were no stock appreciation rights outstanding at the end of fiscal 2002.


             Aggregated Option/SAR Exercises In Last Fiscal Year And
                     Fiscal Year End Option/SAR Values Table
                                                                        Number of Securities            Value of
                                                                       Underlying Unexercised          Unexercised
                                              Shares                     Options at Fiscal        In-the-money Options
                                             Acquired                       Year-End (#)            at Year-End($)(1)
                                                on          Value      ----------------------     --------------------
        Name                               Exercise (#)  Realized($)  Exercisable Unexercisable Exercisable Unexercisable
        ----                               ------------  -----------  ----------- ------------- ----------- -------------
Joseph L. Lanier, Jr....................         --            --        289,583       70,417           0      $59,475
Richard L. Williams.....................         --            --        201,250       48,750           0       41,175
Barry F. Shea...........................         --            --         81,042       18,958           0       16,013
Gregory R. Boozer.......................         --            --         66,250       16,250           0       13,725
Harry L. Goodrich.......................         --            --         39,167       10,833           0        9,150
--------------

(1) Represents the difference between the closing price on the New York Stock Exchange of our Class A Common Stock on December 27, 2002 of $2.25 per share and the respective option exercise prices.


Retirement Plans. The table below shows the annual retirement benefits payable to named executive officers as a life-only annuity starting at the greater of age 65 or their current age, based on their remuneration and years of service under our restricted supplemental executive retirement plan, which we refer to as our restricted SERP, our supplemental executive retirement plan, which we refer to as our SERP, and our salary retirement plan, which we refer to as our retirement plan. The material terms of these three plans are discussed briefly below the table.

                                              Years of Service
                               -------------------------------------------------
     Remuneration                 5            10            15       20 or more
     ------------                 -            --            --       ----------
     $200,000...............   $20,000      $ 40,000      $ 60,000     $ 80,000
     $350,000...............   $35,000      $ 70,000      $105,000     $140,000
     $500,000...............   $50,000      $100,000      $150,000     $200,000
     $650,000...............   $65,000      $130,000      $195,000     $260,000
     $800,000...............   $80,000      $160,000      $240,000     $320,000
     $950,000...............   $95,000      $190,000      $285,000     $380,000

     The restricted SERP is designed to provide each participant with an aggregate, noncontributory retirement benefit from us (after taking into account other deferred compensation benefits from us) at age 65 equal to 40% of such participant's final average monthly compensation if such participant completes at least 20 years of service with us. The compensation committee of our board of directors designates who is eligible to participate in the restricted SERP. A participant's final average monthly compensation for this purpose consists of such participant's average monthly base salary, bonus and commissions payable before any deductions whatsoever, the greater of either

     o in the five calendar year period ending immediately before the participant's retirement date, or
     o in the five calendar year period which includes the participant's retirement date.

     A participant's years of service are the same as such participant's years of vesting service under our retirement plan. If a participant fails to complete at least 5 years of service, no benefit will be payable to the participant under the restricted SERP. A participant who completes less than 20 years of service will receive a fraction of such participant's 40% of final average monthly compensation benefit. The numerator of this fraction will be such participant's actual years of service and the denominator of this fraction will be 20. A participant's restricted SERP benefit is reduced by:

     o the retirement benefits payable to the participant under the retirement plan and the SERP,
     o the benefits payable under our 401(k) plan to the extent attributable to matching contributions made by us,
     o    such participant's social security benefits, and
     o any other benefit which the compensation committee of our board of directors decides duplicates the benefit payable under the restricted SERP.

     A participant's restricted SERP benefit is further reduced to the extent provided under the retirement plan in the event of retirement prior to age 65. Finally, a participant's benefit under the restricted SERP cannot be assigned or otherwise transferred to any other person by a participant, such benefit is payable to a participant only from our general assets, and a participant is only a general and unsecured creditor of ours with respect to the payment of such benefit.

     Messrs. Lanier, Williams, Shea, Boozer and Goodrich are participants in the restricted SERP. For the five calendar year period which ended December 31, 2002, the average monthly compensation for purposes of the restricted SERP for Messrs. Lanier, Williams, Shea, Boozer and Goodrich was $61,761, $49,276, $29,403, $23,915 and $20,873, respectively. As of January 1, 2003 each of Messrs. Lanier, Williams, Shea, Boozer and Goodrich had 13 years of service under the restricted SERP. As of January 1, 2003 there were 22 other executives designated as participants in the restricted SERP.

     The retirement plan and the SERP work together. The retirement plan provides a noncontributory benefit to participants based on both years of service and a participant's career average monthly earnings, which we refer to as average compensation. Average compensation consists of a participant's base salary and commissions. No bonuses are taken into account in a participant's average compensation. Messrs. Lanier, Williams, Shea, Boozer and Goodrich participate in the retirement plan on the same basis as other salaried employees, and any benefit which the retirement plan pays to these five named executive officers reduces the benefit which we will pay to the five named executive officers under the restricted SERP. Estimated annual benefits payable under the retirement plan upon retirement at the greater of age 65 or current age for Messrs. Lanier, Williams, Shea, Boozer and Goodrich based on a single life annuity were $25,068, $24,996, $44,800, $54,036 and $43,136, respectively.

     The SERP will provide a noncontributory benefit to each of our highly compensated employees who is designated by the compensation committee of our board of directors as eligible to participate in the SERP and who actually accrues a benefit under our retirement plan on and after January 1, 2001. The SERP is designed to work together with the retirement plan to make up for the fact that the retirement plan does not give a participant credit for bonuses and cannot give credit for base salary and commissions in excess of the IRS limits. The SERP will provide a retroactive benefit for a participant for each year after 1987 and before 2001 if such participant accrued a benefit under the retirement plan in any such year and was a participant in the SERP on January 1, 2001. The SERP will provide a benefit for each year after 2000 if a participant accrues a benefit under the retirement plan in any such year. A participant's benefit under the SERP is paid at the same time and in the same form as provided under the retirement plan except that a participant's benefit under the SERP is payable only from our general assets and a participant is only a general and unsecured creditor of ours with respect to the payment of such benefits. As of January 1, 2003, there were 108 employees designated as eligible to participate in the SERP, including Messrs. Lanier, Williams, Shea, Boozer and Goodrich. Estimated annual benefits payable under the SERP upon retirement at the greater of age 65 or current age for Messrs. Lanier, Williams, Shea, Boozer and Goodrich based on a single life annuity were $53,147, $37,432, $36,072, $32,890 and $21,944, respectively. Any benefit which we pay to the named executive officers under the SERP reduces the benefit which we will pay to these five executives under the restricted SERP.

     Employment Agreements. We have employment agreements with the five named executive officers, as well as certain other executive officers and key employees. The named executive officers' agreements each became effective in late 2002, and each has a rolling three year term, renewing for an additional year on the first and each subsequent anniversary unless notice of non-renewal is given by us or by the executive officer. In the event of a change in control as defined in the agreement, the term automatically extends for three years from the date of the change in control and then continues to renew annually as described above. Each employment agreement provides for the executive officer to be retained in certain specified capacities, and to devote his full business time and attention to our business. The employment agreements provide that we shall pay the executive officer a bonus under the Dan River Inc. Management Incentive Plan, which we refer to as the bonus plan, and reimburse certain business related expenses. The bonus plan provides for the payment of an annual cash bonus to our executive officers and key employees based upon our achievement of operating income and working capital management goals established at the beginning of each fiscal year and approved by the board of directors. Participation in the bonus plan, as well as award levels and performance criteria, are recommended by the chief executive officer and approved by the compensation committee of the board of directors. Each of the agreements also contains restrictions on disclosure or use of confidential information and solicitation of employees and customers after termination of employment.

     Mr. Lanier's employment agreement provides that he will serve as the chief executive officer and chairman of the board of directors at a base salary of $575,000 per year, which may be increased at the discretion of the compensation committee of the board of directors, subject to certain cost of living adjustments.

     The employment agreements with the other four named executives provide that they shall receive a base salary equal to the rate being paid immediately prior to the execution of the agreement, that they will be considered for salary increases at least as often as salaried employees generally are considered for increases, and their salary will not be reduced except in connection with a reduction which applies generally to all salaried employees.

     The employment agreements are terminable upon the death or disability of the executive, by us for "good cause," as defined in the employment agreements, by us without cause, by the executive for "good reason," as defined in the employment agreements, by the executive without good reason or, in the case of Mr. Shea's contract only, upon the occurrence of a change in control. Each employment agreement provides that, in the event the executive's employment is terminated for no cause, for good reason or, in Mr. Shea's case, a change in control, such executive will be paid an amount equal to two times his annual base salary and target bonus in effect at the time of termination, plus any incentive bonus prorated to the date on which employment is terminated. The executive would also be entitled to participate for a period of up to twenty-four months after termination of his employment in various welfare, pension and savings plans and programs offered by us. Additionally, Messrs. Shea, Boozer and Goodrich would receive the equivalent of an additional two years of vesting credit under the restricted SERP.


Compensation of Directors

     Cash Compensation. Directors who are not employees of our company receive an annual retainer of $25,000 and $1,500 per board and committee meeting attended. Directors who are also employees of our company are not separately compensated for their service as directors. Additionally, the chairmen of the audit and compensation committees receive annual retainers of $5,000 and $4,000, respectively.

     Options and Restricted Stock. In fiscal 2002, the board of directors granted to each of Messrs. Keller, Lill, Maypole and Mimberg 5,000 shares of restricted Class A Common Stock and non-qualified options to purchase an additional 2,500 shares of Class A Common Stock pursuant to the Dan River Inc. 2000 Long-Term Incentive Plan, which we refer to as the Long-Term Incentive Plan. The restricted stock vests in three equal increments on March 1, 2003, 2004 and 2005 (or 100% upon a change in control). The options vest and become exercisable in three equal increments on December 31, 2002, 2003 and 2004 (or 100% upon a change in control). The options granted Messrs. Keller, Lill and Maypole have an exercise price of $.42 per share and expire on January 29, 2012. Mr. Mimberg's options have an exercise price of $2.35 per share and expire on November 1, 2012.


Compensation Committee Interlocks and Insider Participation

     Messrs. Maypole, Keller and Lill served on the compensation committee of the board during fiscal 2002. None of them are current or former officers or employees of our company or any subsidiary or have any other direct or indirect relationship with our company or any other entity that could reasonably be expected to influence their actions as members of the compensation committee.


             Compensation Committee Report on Executive Compensation

     Our compensation package for all of our executive officers in fiscal 2002 consisted of:

     o    base salary,

     o    cash bonus,

     o    restricted stock, and

     o    stock options.

The compensation committee expects that compensation for executive officers in fiscal 2003 will include these same elements.

     Base Salary. Mr. Lanier's base salary is determined in accordance with his employment agreement, with increases in excess of cost of living increases to be recommended by the compensation committee and subject to the approval of the full board of directors. In fiscal 2002 Mr. Lanier's salary was increased approximately 4% from fiscal 2001.

     Mr. Lanier's, as well as other executive officers' salaries, are established in line with merit budget guidelines applicable to all salaried employees and approved by the board of directors. The merit budget is established annually by the board of directors and is generally intended to adjust for inflation and competitive factors relating to pay levels in the textile industry. Adjustments may be approved by the compensation committee to take account of changes in the executive officer's responsibilities and his or her overall performance.

     Cash Bonuses. Each executive officer, including Mr. Lanier, is eligible to receive an annual cash bonus pursuant to the terms of our management incentive plan. The established objectives of the management incentive plan are:

     o to maximize operating income while encouraging prudent management of working capital, and

     o    to enhance our ability to attract and retain talented management.

Operating income targets are recommended at the beginning of each fiscal year by the compensation committee and approved by the board of directors. The compensation committee determines the target award level category to which each executive officer is assigned. In establishing operating income targets and other financial criteria for awards under the management incentive plan, the compensation committee has focused specifically on our performance in comparison to certain other textile companies. For example, achieving a target award under the management incentive plan generally requires performance above the level of such other textile companies at the time the bonus targets were established. Mr. Lanier and the other named executive officers were each paid a cash bonus equal to approximately 36% of base salary with respect to fiscal 2002.

     Restricted Stock and Stock Options. Our restricted stock and long-term stock option plans are intended to align the interests between our shareholders and our directors, officers and key employees through the grant of restricted stock and/or stock options which vest over a period of time. Options granted in fiscal 2002 had an exercise price equal to the closing price of our Class A Common Stock on the New York Stock Exchange on January 29, 2002 and, together with the restricted stock that was granted in fiscal 2002, provide a strong incentive to management to build shareholder value over time.

     Long-Term Equity-Based Awards and Performance-Based Awards. Our equity-based and performance-based awards are intended to attract and retain key employees and directors by providing such persons with incentives and rewards for superior performance and increased shareholder value. Stock options, stock appreciation rights, restricted stock, deferred shares, performance awards and other stock-based awards may be awarded based on certain performance criteria. The awards and terms of the awards are determined by the compensation committee in their sole discretion.

                                       John F. Maypole, Chairman
                                       Donald J. Keller
                                       Edward J. Lill

     The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, which we refer to together as the Acts, except to the extent we specifically incorporate this information by reference.

Stock Price Performance Graph

     The graph below reflects cumulative shareholder return (based on market capitalization and assuming the reinvestment of dividends) on our Class A Common Stock compared to the return on the S&P 500 Index and a peer group of textile companies which, in our opinion, are engaged in lines of business similar to those in which we are engaged. Trading in our Class A Common Stock commenced on November 21, 1997 in connection with our initial public offering. The graph reflects the investment of $100.00 on December 31, 1997 in our Class A Common Stock, the S&P 500 Index and in the peer group and the reinvestment of dividends.

                              [PERFORMANCE GRAPH]



                            Dan River Inc.   S&P 500   Peer Group(1)

     12/31/97...............   100.00       100.00        100.00
     12/31/98...............    71.49       128.58        125.89
     12/31/99...............    31.18       155.64         70.05
     12/31/00...............    13.51       141.47         36.73
     12/31/01...............     3.35       124.66         15.01
     12/31/02...............    16.73        97.11          8.15

     ------------

     (1) Peer group consists of Cone Mills Corporation, Delta Woodside Industries Inc., and WestPoint Stevens Inc.

     The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Acts, except to the extent we specifically incorporate this information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                   RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Table

     The table below shows, as of January 24, 2003, how many shares of each class of our Common Stock were beneficially owned by our directors, named executive officers, owners of 5% or more of our Common Stock and our directors and executive officers as a group. Under the rules of the SEC, a person "beneficially owns" securities if that person has or shares the power to vote or dispose of the securities. The person also "beneficially owns" securities which that person has the right to purchase within 60 days. Under these rules, more than one person may be deemed to beneficially own the same securities, and a person may be deemed to beneficially own securities in which he or she has no financial interest. Except as shown in the table, the shareholders named below have the sole power to vote or dispose of the shares shown as beneficially owned by them.



                                                Beneficial Ownership of             Beneficial Ownership of        Percentage
                                                 Class A Common Stock(1)              Class B Common Stock             Of
                                               -----------------------------        --------------------------      Combined
                  Name                         Number of          Percent of        Number of       Percent of       Voting
                                                 Shares             Class(2)         Shares            Class        Power(2)
                                               ---------          ----------        ---------       ----------      --------
Donald J. Keller.......................         58,333(11)             *                 --            --               *
Joseph L. Lanier, Jr.(3)(4)............      2,480,253(7)(8)(11)    10.2           2,062,070(8)(9)    100.0%         30.2
Edward J. Lill.........................         30,333(11)             *                 --            --               *
John F. Maypole........................         93,333(11)             *                 --            --               *
Rainier H. Mimberg.....................          5,000(11)             *                 --            --               *
Richard L. Williams(3)(5)..............        792,731(11)           3.3             465,981(9)      22.6             7.6
Barry F. Shea(3)(6)....................        292,204(11)           1.2             174,912(9)       8.5             2.8
Gregory R. Boozer(3) ..................        115,000(11)             *                 --            --               *
Harry L. Goodrich(3) ..................         89,417(11)             *                 --            --               *
Mezzanine Investment Limited
   Partnership-BDR(10).................      6,708,723              27.5                 --            --            21.4
Dimensional Fund Advisors,
   Inc.(12)............................      1,650,300               6.8                 --            --             5.3
T. Rowe Price Associates,
   Inc.(13)............................      1,509,400               6.2                 --            --             4.8
Trafelet & Co., LLC(14)  ..............      1,395,500               5.7                 --            --             4.5
Delta Partners LLC(15) ................      1,204,000               4.9                 --            --             3.8
All executive officers and directors
   as a group (12 Persons).............      3,449,304(7)(11)       14.1           2,062,070(8)(9)  100.0            33.3
--------------

  * Less than 1%.

  (1) Under our articles of incorporation, shares of Class B Common Stock are convertible into shares of Class A Common Stock on a share-for-share basis at any time subject to compliance with certain first offer rights. As a result, shares of Class A Common Stock shown in the table as beneficially owned by any individual include shares of Class A Common Stock issuable upon conversion of Class B Common Stock beneficially owned by such individual.
  (2) Based on an aggregate of 20,362,773 shares of Class A Common Stock issued and outstanding as of January 24, 2003, including restricted stock, plus, for each individual,

       o the number of shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by such individual; and

       o the number of shares of Class A Common Stock issuable upon exercise of outstanding stock options which are or will become exercisable prior to April 25, 2003.

  (3) The business address of Messrs. Lanier, Williams, Shea, Boozer and Goodrich is 2291 Memorial Drive, Danville, Virginia 24541.

  (4) Mr. Lanier disclaims beneficial ownership of 96,553 shares that are held by his wife, Mrs. Ann M. Lanier.

  (5) Mr. Williams disclaims beneficial ownership of 96,250 shares that are held by his wife, Mrs. Suzanne S. Williams.

  (6) Mr. Shea disclaims beneficial ownership of 60,000 shares that are held by his wife, Mrs. Nellie C. Shea.

  (7)  Includes:

      o 252,180 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Joseph L. Lanier, Jr.,

      o 65,553 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Ann M. Lanier,

      o 551,722 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Joseph Lanier, III,

      o 551,722 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Ann L. Jackson,

      o 96,250 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Suzanne S. Williams,

      o 369,731 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Richard L. Williams,

      o 124,912 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Barry F. Shea, and

      o 50,000 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Nellie C. Shea.

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

  (9) Mr. Lanier has sole voting power with respect to these shares pursuant to the terms of the Voting Agreement.

(10) Reflects shares of Class A Common Stock beneficially owned by Mezzanine Investment Limited Partnership--BDR, which we refer to as MILP, whose address is One Madison Avenue, New York, New York 10010. According to
       Schedule 13D/A filed on behalf of MetLife Inc., which we refer to as MLINC, Metropolitan Life Insurance Company, which we refer to as MetLife, MILP and 23rd Street Investments, Inc., which we refer to as 23rd Street, the general partner of MILP is 23rd Street, which is a wholly-owned subsidiary of MetLife. MetLife is a wholly-owned subsidiary of MLINC, a publicly traded company. MILP is a limited partnership in which MetLife is a limited partner with a 99% partnership interest and 23rd Street is the general partner with a 1% partnership interest.

(11) Includes options exercisable within 60 days and outstanding restricted stock.

(12) Based solely on Schedule 13G/A filed with the SEC on February 12, 2003. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(13) According to Schedule 13G/A filed with the SEC on January 28, 2003, these securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc., which we refer to as TRP, serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, TRP is deemed to be a beneficial owner of such securities; however, TRP expressly disclaims that it is, in fact, the beneficial owner of such securities. According to the 13G/A, TRP possesses sole voting power over 396,200 shares of Class A Common Stock and sole deposition power over 1,509,400 shares of Class A Common Stock. The address of TRP is 100 E. Pratt Street, Baltimore, Maryland 21202.

(14) According to Schedule 13G/A filed with the SEC on February 4, 2003, Trafelet & Company, LLC and Remy W. Trafelet, whose business address is c/o 153 E. 53rd Street, 51st Floor, New York, New York 10022, share voting and dispositive power with respect to these shares of Class A Common Stock.

(15) According to Schedule 13G filed with the SEC on January 29, 2003, Delta Partners LLC, Charles Jobson and Christopher Argyrople, whose business address is One Financial Center, Suite 1600, Boston, Massachusetts 02111, share voting and dispositive power with respect to these shares of Class A Common Stock. Included among the reported shares are shares beneficially owned by Prism Partners L.P. and Prism Offshore Fund Limited.

Equity Compensation Plans

         The following table shows certain information concerning Class A Common Stock to be issued in connection with our equity compensation plans:

                                                                                                 Number of securities
                                                                                                remaining available for
                                                                                                 future issuance under
                                           Number of securities to be     Weighted-average        equity compensation
                                             issued upon exercise of      exercise price of        plans (excluding
                                              outstanding options,      outstanding options,    securities reflected in
                                               warrants and rights       warrants and rights          column (a))
               Plan Category                           (a)                       (b)                      (c)
     ---------------------------------        ---------------------     --------------------     --------------------

Equity compensation plans approved by               2,582,793                   $7.08                   275,318
security holders

Equity compensation plans not approved by               0                         0                        0
security holders

Total                                               2,582,793                   $7.08                   275,318

For a discussion of our equity compensation plans, see "Note 7 Benefit Plans" in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Registration Rights Agreement

     General. We, certain members of senior management, which we refer to as the Management Shareholders, MILP, and all other holders of our common stock prior to the initial public offering of our common stock in November 1997, are parties to a registration rights agreement, dated September 3, 1991, as amended. All provisions of the registration rights agreement described below terminate on the earlier of:

     o  September 3, 2006, or

     o the date when shares of Class A Common Stock which are held by the above-described holders other than Management Shareholders constitute less than 10% of the outstanding Common Stock, subject to limited exceptions.

The registration rights agreement is applicable only with respect to shares of Common Stock held prior to the initial public offering. It contains, among others, the following provisions:

     Demand and Piggyback Registration Rights. The holders (not including the Management Shareholders) of at least 20% of the Class A Common Stock held by such holders immediately prior to the initial public offering may, on seven occasions, demand that we prepare and file a registration statement under the Securities Act of 1933, as amended. These demand registration rights are applicable to such number of shares of Class A Common Stock held by such holders prior to the initial public offering as are designated by the holders of a majority of such shares of Class A Common Stock after consultation with the book running lead underwriter of any such offering and the demanding holders. Once every 12 months, we may delay the filing of any such registration statement for up to 60 days if we would be required in the opinion of counsel to disclose information in the registration statement that it would not otherwise be required to publicly disclose and the board of directors determines that such disclosure is not in our best interests. In addition, such holders of Class A Common Stock are entitled to offer and sell their Class A Common Stock in any underwritten public offering involving the offering of any securities by us or by any of our subsidiaries, subject to certain limitations. We may also offer and sell our Class A Common Stock in any underwritten public offering effected at the request of such holders of Class A Common Stock, subject to certain limitations.


ITEM 14.  CONTROLS AND PROCEDURES

         During the 90-day period prior to the filing date of this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon, and as of the date of, that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1.    Financial Statements

     The following financial statements are filed under Item 8 of this Report:

     Report of Independent Auditors.

     Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001.

     Consolidated Statements of Operations for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

     Consolidated Statements of Shareholders' Equity for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

     Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

     Notes to Consolidated Financial Statements.


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

                                DAN RIVER INC.



                                By:               /s/ Joseph L. Lanier, Jr.
                                   ---------------------------------------------
                                                   Joseph L. Lanier, Jr.
                                            Chairman and Chief Executive Officer


                                Date:  February 20, 2003



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               /s/ Donald J. Keller                Director                                     February 20, 2003
   ------------------------------------------
                 Donald J. Keller


             /s/Joseph L. Lanier, Jr.              Chairman, Chief Executive Officer            February 20, 2003
   ------------------------------------------      and Director (Principal
               Joseph L. Lanier, Jr.               Executive Officer)



                /s/ Edward J. Lill                 Director                                     February 20, 2003
   ------------------------------------------
                  Edward J. Lill


                /s/ John F. Maypole                Director                                     February 20, 2003
   ------------------------------------------
                  John F. Maypole


              /s/ Rainer H. Mimberg                Director                                     February 20, 2003
   ------------------------------------------
                 Rainer H. Mimberg


                 /s/ Barry F. Shea                 Executive Vice President--Chief               February 20, 2003
   ------------------------------------------      Financial Officer (Principal
                   Barry F. Shea                   Financial and Accounting
                                                   Officer)



            /s/ Richard L. Williams                President and Chief Operating                February 20, 2003
   ------------------------------------------      Officer and Director
                Richard L. Williams


                                                                                                        SCHEDULE II

                                 DAN RIVER INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                      Years ended December 28, 2002, December 29, 2001 and December 30, 2000



                                                                  Additions
                                                            ----------------------
                                              Balance at     Charged to
                                              Beginning        Costs                                   Balance at
               Description                     of Year      And Expenses     Other     Deductions(B)  End of Year
----------------------------------------      ----------    ------------     -----     -------------  -----------
                                                                  (in thousands)
Allowance for uncollectible accounts,
   discounts and claims (deducted from
   accounts receivable):
Year ended December 28, 2002.............      $  15,883       $16,150       $   --        $18,286       $ 13,747
                                               =========       =======       ======        =======       ========
Year ended December 29, 2001.............      $  14,011       $22,375       $   --        $20,503       $ 15,883
                                               =========       =======       ======        =======       ========
Year ended December 30, 2000.............      $   9,693       $21,651       $  316(A)     $17,649       $ 14,011
                                               =========       =======       ======        =======       ========


(A) Allowance related to receivables acquired through business combination.

(B) Includes writeoff of receivables (net of recoveries) and claims allowed.

                                  EXHIBIT INDEX

Exhibit
Number                          Description of Exhibit
-------         ---------------------------------------------------------

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

Exhibit
Number                          Description of Exhibit
-------         ---------------------------------------------------------

10.4 Third Amendment to the Credit Agreement dated as of June 26, 2000 to the Credit Agreement among Dan River Inc. and certain of its subsidiaries, the several lenders parties thereto and First Union National Bank as Agent dated as of October 14, 1998 (incorporated by reference to Exhibit 10 in Dan River's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000)


10.5 Fourth Amendment to the Credit Agreement dated as of February 14, 2001 to the Credit Agreement among Dan River Inc. and certain of its subsidiaries, the several lenders parties thereto and First Union National Bank as Agent dated as of October 14, 1998 (incorporated by reference to Exhibit 10.5 in Dan River's Annual Report on Form 10-K for the fiscal year ended December 30, 2000)


10.6 Fifth Amendment to the Credit Agreement dated as of December 10, 2001 to the Credit Agreement among Dan River Inc. and certain of its subsidiaries, the several lenders parties thereto and First Union National Bank as Agent dated as of October 14, 1998 (incorporated by reference to Exhibit 10 in Dan River Current Report on Form 8-K dated December 10, 2001)

10.7 Registration Rights Agreement, dated as of September 3, 1991, among Dan River Inc. and the parties named therein (incorporated by reference to Exhibit 10.4 in Dan River's Registration Statement on Form S-1 (File No. 33-70442) filed on October 15, 1993)


10.8 Amendment to Registration Rights Agreement dated as of October 27, 1997, (incorporated by reference to Exhibit 10.4.1 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)


10.9 Voting Agreement among Joseph L. Lanier, Jr., Richard L. Williams and Barry F. Shea and certain members of their families (incorporated by reference to Exhibit 10.5 in Amendment No. 2 to Dan River's Registration Statement on Form S-1 (File No. 333-36479))


10.10 Amendment to Voting Agreement among Joseph L. Lanier, Jr., Richard L. Williams and Barry F. Shea and certain members of their families (incorporated by reference to Exhibit 10.7 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)


*10.11 Employment Agreement, dated as of November 26, 2002, between Dan River Inc. and Joseph L. Lanier, Jr. +


*10.12 Employment Agreement, dated as of November 26, 2002, between Dan River Inc. and Richard L. Williams +

Exhibit
Number                          Description of Exhibit
-------         ---------------------------------------------------------

*10.13 Employment Agreement, dated as of November 26, 2002, between Dan River Inc. and Barry F. Shea +


*10.14 Employment Agreement, dated as of December 2, 2002 between Dan River Inc. and Gregory R. Boozer +


*10.15 Employment Agreement dated as of November 27, 2002 between Dan River Inc. and Harry L. Goodrich +


10.16 Form of Dan River Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit No. 10.16 in Dan River's Registration Statement on Form S-1 (File No. 333-36479)) +


*10.17 Amendment to Form of Dan River Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit No. 10.16 in Dan River's Registration Statement on Form S-1 (File No. 333-36479)) +


10.18 Form of Dan River Inc. 1997 Stock Plan for Outside Directors (incorporated by reference to Exhibit No. 10.19 in Dan River's Registration Statement on Form S-1 (File No. 333-36479)) +


*10.19 Amendment to Form of Dan River Inc. 1997 Stock Plan for Outside Directors (incorporated by reference to Exhibit No. 10.19 in Dan River's Registration Statement on Form S-1 (File No. 333-36479)) +


10.20   Dan River Inc. Management Incentive Plan (incorporated by reference to
        Exhibit 10.18 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000) +


10.21 Dan River Inc. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000) +


*10.22 Amendment to Dan River Inc. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000) +


10.23 Dan River Inc. Non-qualified 401(k) and Deferred Compensation Plan for Highly Compensated Employees and Directors (incorporated by reference to
        Exhibit 10.20 in Dan River's Annual Report on Form 10-K for the fiscal year ended December 30, 2000) +

Exhibit
Number                          Description of Exhibit
-------         ---------------------------------------------------------

10.24 Dan River Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.21 in Dan River's Annual Report on Form 10-K for the fiscal year ended December 30, 2000) +


10.25 Dan River Inc. Restricted Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 in Dan River's Annual Report on Form 10-K for the fiscal year ended December 30, 2000) +


10.26 Members Agreement dated as of January 5, 2000 between Dan River International Ltd. and Grupo Industrial Zaga, S.A. de C.V. (regarding Danza Textil, S. de. R.L. de C.V.) (incorporated by reference to Exhibit
        10.18 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)


10.27 Members Agreement dated as of January 5, 2000 between Dan River International Ltd. and Grupo Industrial Zaga, S.A. de C.V. (regarding Zadar S. de R.L. de C.V.) (incorporated by reference to Exhibit 10.19 in Dan River's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)


11 Statement regarding Computation of Earnings per share (incorporated by reference to Note 9 to Dan River's Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended December 28,
        2002)


21*     List of Subsidiaries


23*     Consent of Ernst & Young LLP


99.1*   Cautionary Statements relating to Forward Looking Statements


99.2* Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




* Filed herewith
+ Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

                                 CERTIFICATIONS


I, Joseph L. Lanier, Jr., certify that:

1.       I have reviewed this annual report on Form 10-K of Dan River Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003

                                 /s/ Joseph L. Lanier, Jr.
                                 ------------------------------
                                 Joseph L. Lanier, Jr., Chief Executive Officer

                                 CERTIFICATIONS


I, Barry F. Shea, certify that:

1.       I have reviewed this annual report on Form 10-K of Dan River Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003

                                  /s/ Barry F. Shea
                                  ------------------------------
                                  Barry F. Shea, Chief Financial Officer