Form 10-Q
period 2003-03-29
DAN RIVER INC /GA/
filed 2003-05-08
CIK 914384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                            -------------------------

                                    Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003
                                       OR

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes  [X]  No   [_]

As of March 29, 2003, the registrant had 20,364,439 and 2,062,070 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                              See Following Pages.

                                 DAN RIVER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          March 29,               December 28,
                                                                                            2003                     2002
                                                                                        ------------              ------------
                                                                                            (in thousands, except share
                                                                                                 and per share data)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                          $      2,206              $     2,832
     Accounts receivable, net                                                                 75,738                   71,292
     Inventories                                                                             159,394                  151,586
     Prepaid expenses and other current assets                                                 4,363                    4,175
     Deferred income taxes                                                                    15,573                   15,492
                                                                                        ------------              -----------
       Total current assets                                                                  257,274                  245,377

Property, plant and equipment                                                                510,325                  508,637
     Less accumulated depreciation and amortization                                         (269,132)                (260,462)
                                                                                        ------------              -----------
       Net property, plant and equipment                                                     241,193                  248,175

Goodwill, net                                                                                 91,701                   91,701
Other assets                                                                                  10,825                   10,269
                                                                                        ------------              -----------
                                                                                        $    600,993              $   595,522
                                                                                        ============              ===========

                                 DAN RIVER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          March 29,               December 28,
                                                                                            2003                     2002
                                                                                        ------------              ------------
                                                                                             (in thousands, except share
                                                                                                 and per share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current maturities of long-term debt                                               $      7,017              $   241,231
     Accounts payable                                                                         24,545                   25,802
     Accrued compensation and related benefits                                                26,414                   23,693
     Other accrued expenses                                                                   12,083                    8,944
                                                                                        ------------              -----------
       Total current liabilities                                                              70,059                  299,670

Other liabilities:

     Long-term debt                                                                          241,216                   10,792
     Deferred income taxes                                                                    16,589                   15,257
     Other liabilities                                                                        41,187                   40,766

Shareholders' equity:

     Preferred stock, $.01 par value; authorized
       50,000,000 shares; no shares issued                                                        --                       --
     Common stock, Class A, $.01 par value;
       authorized 175,000,000 shares; issued
       and outstanding 20,364,439 shares
       (20,362,773 shares at December 28, 2002)                                                  204                      204
     Common stock, Class B, $.01 par value;
       authorized 35,000,000 shares; issued
       and outstanding 2,062,070 shares                                                           21                       21
     Common stock, Class C, $.01 par value;
       authorized 5,000,000 shares; no shares
       outstanding                                                                                --                       --
     Additional paid-in capital                                                              210,032                  209,952
     Retained earnings                                                                        36,438                   33,688
     Accumulated other comprehensive loss                                                    (14,387)                 (14,387)
     Unearned compensation--restricted stock                                                    (366)                    (441)
                                                                                        ------------              -----------
       Total shareholders' equity                                                            231,942                  229,037
                                                                                        ------------              -----------
                                                                                        $    600,993              $   595,522
                                                                                        ============              ===========

                             See accompanying notes.

                                 DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended
                                                                   ---------------------------------------
                                                                   March 29,                     March 30,
                                                                     2003                          2002
                                                                   ---------                     ---------
                                                                    (in thousands, except per share data)
Net sales                                                          $ 147,372                     $ 158,418

Costs and expenses:
  Cost of sales                                                      119,653                       136,664
  Selling, general and
    administrative expenses                                           17,968                        17,815
  Other operating costs, net                                            (440)                           --
                                                                   ---------                     ---------

Operating income                                                      10,191                         3,939
Other income                                                             137                            59
Interest expense                                                      (5,547)                       (7,383)
                                                                   ---------                     ---------
Income (loss) before income taxes
  and cumulative effect of accounting
  change                                                               4,781                        (3,385)

Income tax provision                                                   2,031                         1,750
                                                                   ---------                     ---------
Income (loss) before cumulative
  effect of accounting change                                          2,750                        (5,135)

Cumulative effect of accounting
  change, net of tax                                                      --                       (20,701)
                                                                   ---------                     ---------
Net income (loss)                                                  $   2,750                     $ (25,836)
                                                                   =========                     =========

                             See accompanying notes.

                                 DAN RIVER INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

                                                                               Three Months Ended
                                                                       ---------------------------------
                                                                        March 29,              March 30,
                                                                          2003                   2002
                                                                       ---------               ---------
Earnings (loss) per share--basic:

    Income (loss) before cumulative
      effect of accounting change                                      $    0.13               $   (0.24)

    Cumulative effect of accounting
      change, net of tax                                                      --                   (0.95)
                                                                       ---------               ---------
        Net Income (loss)                                              $    0.13               $   (1.19)
                                                                       =========               =========

Earnings (loss) per share--diluted:

    Income (loss) before cumulative
      effect of accounting change                                      $    0.12               $   (0.24)

    Cumulative effect of accounting
      change, net of tax                                                      --                   (0.95)
                                                                       ---------               ---------
    Net income (loss)                                                  $    0.12               $   (1.19)
                                                                       =========               =========

                             See accompanying notes.

                                 DAN RIVER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Three Months Ended
                                                                                        -------------------------------------
                                                                                          March 29,                 March 30,
                                                                                            2003                      2002
                                                                                        ------------              -----------
                                                                                                   (in thousands)
Cash flows from operating activities:
     Net income (loss)                                                                  $    2,750                $  (25,836)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Noncash interest expense                                                              688                       690
         Depreciation and amortization of
           property, plant and equipment                                                     9,439                     9,306
         Amortization of restricted stock
           compensation                                                                         75                        85
         Deferred income taxes                                                               1,331                     7,450
         Writedown/disposal of assets                                                           46                         2
         Other operating costs, net                                                           (440)                       --
         Cumulative effect of accounting change,
           net of tax                                                                           --                    20,701
         Changes in operating assets and liabilities:
           Accounts receivable                                                              (4,162)                  (26,869)
           Inventories                                                                      (7,807)                   14,708
           Prepaid expenses and other assets                                                  (625)                   (4,973)
           Accounts payable and accrued expenses                                             6,021                     6,849
           Other liabilities                                                                   192                        98
                                                                                        ----------                ----------
             Net cash provided by operating
               activities                                                                    7,508                     2,211
                                                                                        ----------                ----------
Cash flows from investing activities:
     Capital expenditures                                                                   (3,748)                   (2,623)
     Proceeds from sale of assets                                                               --                         1
                                                                                        ----------                ----------
             Net cash used by investing activities                                          (3,748)                   (2,622)
                                                                                        ----------                ----------
Cash flows from financing activities:
     Payments of long-term debt                                                             (3,290)                   (2,805)
     Financing costs                                                                          (596)                      (77)
Net payments - working capital
     facility                                                                                 (500)                   (2,500)
                                                                                        ----------                ----------
             Net cash used by financing activities                                          (4,386)                   (5,382)
                                                                                        ----------                ----------
Net decrease in cash and cash equivalents                                                     (626)                   (5,793)
Cash and cash equivalents at beginning of period                                             2,832                     8,316
                                                                                        ----------                ----------
Cash and cash equivalents at end of period                                              $    2,206                $    2,523
                                                                                        ==========                ==========

                             See accompanying notes.

                                 DAN RIVER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Dan River Inc. and its wholly-owned subsidiaries, (collectively, the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results for the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

2.       Stock-Based Compensation

         The Company's stock-based compensation plans are accounted for based on the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation for restricted stock awards is recognized ratably over the vesting period, based on the fair value of the stock on the date of grant. No compensation expense has been recognized relative to stock option awards, as all options granted under the Company's stock option plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock options granted:

                                                                           Three Months Ended
                                                                       ---------------------------
                                                                        March 29,        March 30,
                                                                          2003             2002
                                                                       ---------         ---------
                                                                       (in thousands, except per
                                                                              share data)
Net income (loss):
   As reported                                                         $   2,750         $ (25,836)
   Less:  pro forma expense
      related to stock options                                              (138)             (198)
                                                                       ---------         ---------
   Pro forma                                                           $   2,612         $ (26,034)
                                                                       =========         =========
Per share:

  As reported--
    Basic                                                              $    0.13         $   (1.19)
    Diluted                                                                 0.12             (1.19)

  Pro forma--
    Basic                                                                   0.12             (1.19)
    Diluted                                                                 0.12             (1.19)

3.       Cumulative Effect of Accounting Change

         Effective as of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. In addition, SFAS No. 142 requires that a transitional impairment test of goodwill be performed as of the first day of the year of adoption. As a result of the transitional impairment test, which the Company completed in the third quarter of fiscal 2002, a non-cash charge of $20,701,000 was recorded, representing goodwill impairment of $23,433,000, less the deferred tax effect of $2,732,000 million. The charge was reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002, and therefore increased the previously reported net loss per share for the first quarter of fiscal 2002 from $0.24 to $1.19.

4.       Inventories

         The components of inventory are as follows:

                                                                        March 29,               December 28,
                                                                          2003                      2002
                                                                       -----------              ------------
                                                                                   (in thousands)
                  Finished goods                                        $ 58,530                  $ 52,088
                  Work in process                                         86,523                    85,827
                  Raw materials                                            4,785                     3,348
                  Supplies                                                 9,556                    10,323
                                                                        --------                  --------
                          Total Inventories                             $159,394                  $151,586
                                                                        ========                  ========

5.       Other Operating Costs, Net

         Other operating costs, net for the first quarter of fiscal 2003 consists of a $440,000 pre-tax gain from the sale of surplus equipment in connection with the plant consolidation program announced by the Company in December 2001. The plant consolidation is complete except for the payment of remaining severance and benefits, estimated to be $68,000 as of March 29, 2003.

6.       Income Taxes

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

7.       Shareholders' Equity

         Activity in Shareholders' Equity is as follows:

                                                                                        Accumu-
                                                                                        lated           Unearned
                                                        Addi-                           Other           Compen-          Total
                                                        tional                          Compre-         sation-          Share-
                                Common Stock            Paid-in       Retained          hensive         Restricted       holders'
                          Class A         Class B       Capital       Earnings          Loss            Stock            Equity
                          -------         -------      --------       --------          -------         --------         --------
                                                                      (in thousands)
Balance at
  December 28,
  2002                    $   204         $   21       $ 209,952      $ 33,688          $(14,387)       $   (441)       $ 229,037

Net income                     --             --              --         2,750                --              --            2,750
Amortization of
  unearned compen-
  sation                       --             --              --            --                --              75               75
Restricted stock
  tax benefits                 --             --              80            --                --              --               80
                          -------         ------       ---------      --------          --------         -------        ---------
Balance at
  March 29, 2003          $   204         $   21       $ 210,032      $ 36,438          $(14,387)        $  (366)       $ 231,942
                          =======         ======       =========      ========          ========         =======        =========

8.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                               Three Months Ended
                                                                        ---------------------------------
                                                                        March 29,               March 30,
                                                                          2003                    2002
                                                                        ---------               ---------
                                                                      (in thousands, except per share data)
Numerator for basic and diluted earnings
  per share:
  Income (loss) before cumulative
    effect of accounting change                                        $   2,750               $  (5,135)
  Cumulative effect of accounting
    change                                                                    --                 (20,701)
                                                                       ---------               ---------
  Net income (loss)                                                    $   2,750               $ (25,836)
                                                                       =========               =========
Denominator:
  Denominator for basic earnings
    per share--weighted-average
    shares                                                                21,909                  21,790

  Effect of dilutive securities:
      Employee stock options and
      restricted stock awards                                                382                      --
                                                                       ---------               ---------
  Denominator for diluted earnings
    per share--weighted average shares
    adjusted for dilutive
    securities                                                            22,291                  21,790
                                                                       =========               =========
Earnings (loss) per share:

  Basic:
    Income (loss) before cumulative
      effect of accounting change                                      $    0.13               $   (0.24)
    Cumulative effect of
      accounting change                                                       --                   (0.95)
                                                                       ---------               ---------
    Net income (loss)                                                  $    0.13               $   (1.19)
                                                                       =========               =========
  Diluted:
    Income (loss) before cumulative
      effect of accounting change                                      $    0.12               $   (0.24)
    Cumulative effect of
      accounting change                                                       --                   (0.95)
                                                                       ---------               ---------
    Net income (loss)                                                  $    0.12               $   (1.19)
                                                                       =========               =========

         The effect of potentially dilutive securities is computed using the treasury stock method. Options to purchase 1,991,000 shares of the Company's common stock were outstanding during the first quarter of fiscal 2003 but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the period. Because the Company reported a loss before the cumulative effect of an accounting change in the first quarter of fiscal 2002, all outstanding restricted stock and stock options were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive.

9.       Segment Information

Summarized information by reportable segment is shown in the following tables:

                                                                                                  Three Months Ended
                                                                                        -------------------------------------
                                                                                         March 29,                 March 30,
                                                                                           2003                      2002
                                                                                        -----------               -----------
                                                                                                    (in thousands)
     Net sales:
        Home fashions                                                                   $   108,414               $   116,009
        Apparel fabrics                                                                      29,059                    31,930
        Engineered products                                                                   9,899                    10,479
                                                                                        -----------               -----------
        Consolidated net sales                                                          $   147,372               $   158,418
                                                                                        ===========               ===========

     Operating income (loss):
        Home fashions                                                                   $    11,525                     5,314
        Apparel fabrics                                                                        (636)                   (1,576)
        Engineered products                                                                    (852)                     (303)
        Corporate items not allocated to segments:
           Other operating costs, net                                                           440                        --
           Other                                                                               (286)                      504
                                                                                        -----------               -----------
        Consolidated operating income                                                   $    10,191               $     3,939
                                                                                        ===========               ===========

10.      Subsequent Event-Refinancing

         On April 15, 2003 the Company completed the refinancing of substantially all of its outstanding long-term debt. The refinancing included the sale, at 95.035% of par, of $157 million aggregate principal amount of the Company's 12-3/4% senior notes due 2009, in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. In addition, the Company entered into a new senior secured credit facility, consisting of a five-year $40 million term loan and a five-year $160 million revolving credit facility. The revolving credit facility includes borrowing availability of up to $25 million for letters of credit.

         The net proceeds from the senior notes offering, together with borrowings under the senior credit facility, were used to: (i) repay all borrowings outstanding under the Company's existing credit agreement; (ii) provide for the redemption, on May 15, 2003, of the Company's outstanding 10-1/8% senior subordinated notes due 2003 for $120 million (par value) plus accrued interest; and (iii) pay related fees and expenses.

         The senior notes are callable subject to a make-whole provision. Interest on the senior notes is payable semi-annually on October 15 and April 15. The Company is required to register the notes within 60 days after the April 15, 2003 closing of the refinancing.

         The new credit facility is secured by substantially all of the Company's assets. Availability under the revolving credit facility is based upon a borrowing base determined by reference to eligible accounts receivable and inventory. Amounts outstanding under the senior credit facility bear interest at either a prime rate or LIBOR, at the Company's option, plus a margin. The margin is dependent on the Company's leverage ratio, and ranges from 1.0-2.0% on prime rate loans and 2.0-3.0% on LIBOR loans. In addition, the Company pays a 0.375% commitment fee on the unused line. At the April 15, 2003 inception of the new senior credit facility, in addition to the $40 million term loan, $65,363,000 was outstanding under the revolving credit facility and $3,378,000 in letters of credit were outstanding. Available and undrawn at that date was $53,727,000.

         Under the senior credit facility, the Company is required to maintain a minimum fixed charge ratio and a maximum leverage ratio. The senior credit facility also imposes restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale or discount of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash. Additionally, the indenture governing the senior notes contains various restrictions, including limitations on additional indebtedness, restricted payments, lien creation, asset sales, and mergers.

         The term loan requires scheduled quarterly principal payments of $1,428,572 beginning on June 30, 2003, with a final scheduled amortization payment of $11,428,570 on the April 15, 2008 maturity. In addition, mandatory prepayments on the term loan are required if annual cash flow exceeds certain limits or for certain events, such as the sale of assets and the issuance of capital securities or indebtedness. Once the term loan is paid in full, the senior notes will be secured by a second priority lien on substantially all of the Company's real property, equipment and other fixed assets. At that time, the Company is required to offer to repurchase senior notes if annual cash flow exceeds certain limits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

NET SALES

Net sales for the first quarter of fiscal 2003 were $147.4 million, a decrease of $11.0 million or 7.0% from the first quarter of fiscal 2002.

Net sales of home fashions products were $108.4 million for the first quarter of fiscal 2003, a decrease of $7.6 million or 6.5% from the first quarter of fiscal 2002. Most of the decrease was in sales of adult bedding products to department and specialty stores, reflecting the generally weak retail environment. Sales to the hospitality industry also decreased, consistent with the low occupancy rates experienced by hotels during the period.

Net sales of apparel fabrics for the first quarter of fiscal 2003 were $29.1 million, down $2.9 million or 9.0% from the first quarter of fiscal 2002. The decrease was due to lower sales of dress shirting fabrics, pant fabrics and home textiles fabrics, reflecting the generally weak economic conditions. Partially offsetting these decreases were higher sales of fabrics for career apparel and of finished shirts through our operations in Mexico.

Net sales of engineered products for the first quarter of fiscal 2003 were $9.9 million, a decrease of $0.6 million or 5.5% from the first quarter of fiscal 2002. The decrease was caused by lower sales of industrial yarns, reflecting a competitive pricing environment and generally weak economic conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $18.0 million for the first quarter of fiscal 2003 (12.2% of net sales), compared to $17.8 million (11.2% of net sales) for the first quarter of fiscal 2002. Higher incentive compensation and home fashions marketing and design costs in the first quarter of fiscal 2003 offset lower bad debt expense. Bad debt expense for the first quarter of fiscal 2002 included $1.4 million attributable to Kmart Corporation's January 2002 bankruptcy filing.

OPERATING INCOME

Consolidated operating income for the first quarter of fiscal 2003 was $10.2 million, compared to $3.9 million in the first quarter of fiscal 2002.

     Segment Operating Income:

Operating income for the home fashions segment was $11.5 million for the first quarter of fiscal 2003, compared to $5.3 million in the first quarter of fiscal 2002. The improved operating results were due to a more profitable sales mix, lower raw material prices and manufacturing savings attributable to the plant consolidation program completed during fiscal 2002.

The apparel fabrics segment had a $0.6 million operating loss in the first quarter of fiscal 2003, including a $0.5 million operating loss attributable to our shirt manufacturing facility in Mexico, compared to a $1.6 million operating loss in the first quarter of fiscal 2002, which included a $0.6 million operating loss from our Mexican operations. The improved operating results for our domestic apparel fabrics business reflect better gross profit margins due to lower raw material prices and manufacturing savings from the plant consolidation completed in 2002, offset in part by consulting expenses related to an initiative to increase manufacturing efficiencies and reduce lead time. Although sales volume for our Mexican operations began to increase in the first quarter of fiscal 2003, manufacturing inefficiencies and shipping disruptions, due in part to the ramp up of production, impeded profitability.

The engineered products segment had a $0.9 million operating loss in the first quarter of fiscal 2003, compared to a $0.3 million operating loss in the first quarter of fiscal 2002. The loss for both periods reflects low sales volume and inefficient manufacturing performance. In addition, profitability for the first quarter of fiscal 2003 was hampered by a competitive pricing environment and start-up issues related to the installation of a new shop floor, cost and inventory control system.

     Corporate Items:

Other operating costs, net for the first quarter of fiscal 2003 consisted of a $0.4 million pre-tax gain from the sale of surplus equipment.

Other items not allocated to segments in the first quarter of fiscal 2003 consisted of idle facility costs and other expenses totaling $0.3 million. In the first quarter of fiscal 2002, items not allocated to segments amounted to $0.5 million (income) and consisted of income items of $0.2 million related to a litigation settlement and $0.5 million from a net decrease in intersegment profits remaining in inventory, offset by idle facility costs and other expenses totaling $0.2 million.

INTEREST EXPENSE

Interest expense was $5.5 million for the first quarter of fiscal 2003, a decrease of $1.8 million from the first quarter of fiscal 2002. The decrease was attributable to lower debt levels, and to a lesser extent, lower average interest rates.

INCOME TAX PROVISION

We recorded a $2.0 million (42.5% of pre-tax income) income tax provision for the first quarter of fiscal 2003. The relatively high effective rate was due to losses from our Mexican operations, for which no tax benefit was provided. We recorded a $1.8 million income tax provision in the first quarter of fiscal 2002, which included a one-time increase to income tax expense of $2.8 million attributable to the Job Creation and Worker Assistance Act, enacted in March, 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in our receiving a $5.5 million refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2.8 million tax provision was recorded in the first quarter of fiscal

2002, representing the amount of these freed up credits that expired without being utilized. Excluding the one-time tax adjustment discussed above, the tax benefit for the first quarter of fiscal 2002 was $1.1 million, or 31.0% of the pre-tax loss. The relatively low tax benefit as a percentage of the pre-tax loss for the first quarter of fiscal 2002 is attributable to losses from our Mexican operations, for which no tax benefit was provided.

NET INCOME AND EARNINGS PER SHARE

Net income was $2.8 million or $0.12 per diluted share for the first quarter of fiscal 2003. Before the cumulative effect of an accounting change related to goodwill (discussed below) we reported a loss of $5.1 million or $0.24 per diluted share for the first quarter of fiscal 2002.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective as of the beginning of fiscal 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. In addition, SFAS No. 142 requires that a transitional impairment test of goodwill be performed as of the first day of the year of adoption. As a result of the transitional impairment test, which we completed in the third quarter of fiscal 2002, we recorded a non-cash charge of $20.7 million, representing goodwill impairment of $23.4 million, less the deferred tax effect of $2.7 million. The charge was reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002, and therefore increased the previously reported net loss per share for the first quarter of fiscal 2002 from $0.24 to $1.19.

LIQUIDITY AND CAPITAL RESOURCES

General

We rely on internally generated cash flow, supplemented by borrowings under our borrowing base facility to meet our working capital, capital improvements and debt service requirements. Our total debt to total capital ratio at March 29, 2003 was 51.7%.

Credit Facilities

In order to finance our 1998 acquisition of the Bibb Company, we entered into a five-year secured credit facility which originally consisted of a $125 million amortizing term loan and a $150 million working capital line of credit. Subsequent amendments modified the facility to increase the term loan by $12.9 million and to implement additional limitations on mergers and consolidations, affiliated transactions, incurrence of liens, disposal of assets and investments. In December of 2001 the credit facility was amended again to partially defer amortization of the term loan, to convert the working capital line of credit into an asset-based line, and to establish new performance covenants. This working capital line was non-amortizing and the borrowing base was determined weekly by valuation of the eligible inventories and accounts receivable. We were required to make interest payments on a monthly basis for all outstanding loans, and to meet a minimum cumulative

EBITDA covenant (as defined) and an interest coverage ratio covenant (as defined) on a monthly basis. The loans under the credit facility could bear interest at prime rate or LIBOR, at our option, and the interest rate margin on the loans was established by our leverage ratio, as defined.

Following a prepayment of $3 million during the first quarter of fiscal 2003, the term loan had an outstanding principal balance of $53.9 million at March 29, 2003. Early in the second quarter of fiscal 2003, an additional $3 million prepayment and a scheduled $10 million amortization payment further reduced the outstanding term loan to $40.9 million. As of March 29, 2003, $62.5 million was outstanding under the working capital loan and $61.1 million was unused and available for borrowing. The average interest rate on debt outstanding under the term loan and the working capital loan was 3.75% and 3.67%, respectively.

In addition, at March 29, 2003 we had an aggregate of $120 million outstanding of our 10-1/8% senior subordinated notes due 2003. All of the outstanding indebtedness under our credit facility and our senior subordinated notes was due at maturity on September 30, 2003 and December 15, 2003, respectively.

On April 15, 2003, we completed the refinancing of substantially all of our outstanding long-term debt. This refinancing included:

     . the sale at 95.035% of par of $157 million aggregate principal of our 12-3/4% senior notes due 2009 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933; and

     . a new senior secured credit facility, consisting of a five-year $40 million term loan and a five-year $160 million revolving credit facility. The revolving credit facility includes borrowing availability of up to $25 million for letters of credit.

The net proceeds from the notes offering, together with borrowings under the new senior credit facility, were used to: (i) repay all borrowings outstanding under our existing credit agreement; (ii) provide for the redemption, on May 15, 2003, of all of our outstanding 10-1/8% senior subordinated notes due 2003 for an aggregate redemption price of $120 million (100% of the principal amount thereof) plus accrued and unpaid interest of approximately $5.1 million; and
(iii) pay related fees and expenses. During the second quarter of 2003, we will incur one-time, pre-tax charges of approximately $1.3 million ($0.8 million after tax) associated with the write-off of unamortized financing costs relating to the issuance of our 10 1/8% senior subordinated notes and our existing credit facility.

The senior notes have not been registered under the Securities Act of 1933 or the securities laws of any state and may not be offered or sold in the United States or outside the United States absent registration or an applicable exemption from the registration requirements under the Securities Act and any applicable state securities laws. We are required to file a registration statement registering the senior notes within 60 days after the April 15, 2003 closing. The senior notes are callable subject to a make-whole provision. Interest is payable on the senior notes semi-annually on October 15 and April
15. Subject to certain conditions, we are required by the indenture governing the senior notes to offer to repurchase senior notes with a portion of our excess cash flow, as defined in the indenture. In addition, when we repay our term loan in full, the senior notes will be secured by a second priority lien on substantially all of our real property, equipment and other fixed assets.

Our new credit facility is secured by substantially all of our assets. Availability under the revolving credit facility is based upon a borrowing base determined by eligible accounts receivable and inventory, as defined. Amounts outstanding under the senior credit facility will bear interest at either a prime rate or LIBOR plus, in each case, a spread based on our leverage ratio. During at least the first six months of the new facility, the margin on the term loan is fixed at 1.75% on prime rate loans or 2.75% on LIBOR loans, at our option. For that same time period, the margin on the revolving credit facility is fixed at 1.50% on prime rate loans or 2.50% on LIBOR loans, at our option. Thereafter, the margin on pricing will be adjusted quarterly based on our leverage ratio, ranging from 1.25% to 2.00% on prime rate or 2.25% to 3.00% on LIBOR for the term loan, and ranging from 1.00% to 1.75% on prime rate or 2.00% to 2.75% on LIBOR for the revolving credit facility. We will pay a 0.375% commitment fee for the unused line. At the April 15, 2003 inception of the new facility, in addition to the $40 million term loan, we had $65.4 million outstanding under the revolving credit facility and $3.4 million of outstanding letters of credit.

As of April 29, 2003:

     . we had $56.5 million borrowings outstanding under the revolving credit facility and $3.4 million of letters of credit outstanding;

     . we had availability of $62.5 million under the revolving credit facility; and

     . our $40 million term loan and our borrowings outstanding under the revolving credit facility bore interest at average rates of 4.72% and 4.21%, respectively.

The senior credit facility imposes certain restrictions on our activities, including, among others, restrictions on: capital expenditures; incurrence of debt, liens or guarantees in respect to obligations of any other person; sale of assets; acquisitions; sale/lease-back transactions; sale or discount of receivables; certain payments and investments; affiliate and subsidiary transactions; restrictions on payment of dividends and on repurchases of stock; derivatives; and excess cash. We are required to maintain a minimum fixed charge coverage ratio and we cannot exceed a maximum leverage ratio. For the remainder of fiscal 2003, these ratios are 1.15 to 1.00 and 4.25 to 1.00, respectively. Additionally, the indenture governing the senior notes restricts, among other things, additional indebtedness, restricted payments, lien creation, asset sales, and mergers.

Under the senior credit agreement, scheduled amortization of the term loan begins on June 30, 2003, in the quarterly amount of approximately $1.4 million, with a final scheduled amortization payment of approximately $11.4 million at maturity on the April 15, 2008 maturity. In addition, mandatory prepayments of the term loan are required to be made from the lesser of (1) 75% of the excess cash flow, as defined in the credit agreement, determined at the end of each fiscal year or (2) the amount which, after giving effect to such payment, would cause the average excess availability under the revolving credit facility over the prior 30-day period to equal $15.0 million. Mandatory prepayments are also required under the credit agreement for certain events, such as the sale of assets, the issuance of capital securities or any indebtedness and the receipt of insurance and condemnation award proceeds. Once the term loan is paid in full, the senior notes will be secured by a second priority lien on substantially all of our real property, equipment and other fixed assets.

During the second quarter of 2003, there will be a 30-day period prior to the redemption of the senior subordinated notes during which interest will accrue on both the senior subordinated notes and the senior notes. This additional interest cost of approximately $1.0 million will be paid and recognized in the second quarter of 2003.

Working Capital

Net cash generated from operating activities in the three months ended March 29,2003 was $7.5 million. The net income, adjusted for noncash expense items, net, generated $13.9 million of cash. This was offset by a $6.4 million use of cash by operating assets and liabilities, comprised of a $5.9 million use from operating working capital (accounts receivable - $4.2 million use, inventories - $7.8 million use, and accounts payable and accrued expenses - $6.0 million source) and a $0.4 million use of cash for prepaid expenses and other assets and other liabilities.

In the first quarter of fiscal 2002, net cash generated from operating activities was $2.2 million. The net loss for that period, adjusted for noncash expense items, net, generated $12.4 million of cash. This was offset by a $10.2 million use of cash by operating assets and liabilities, comprised of a $5.3 million use of cash from operating working capital (accounts receivable - $26.9 million use, inventories - $14.7 million source, and accounts payable and accrued expenses - $6.8 million source) and a $4.9 million use of cash for prepaid expenses and other assets and other liabilities.

Investing Activities

During the first three months of fiscal 2003, we purchased $3.7 million in equipment and manufacturing improvements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

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

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words "believe," "expect," "anticipate," "plan," "estimate" or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, estimated amounts and timing of capital expenditures, environmental compliance costs and other expenditures, and expected outcomes of litigation.

     Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the factors set forth in Exhibit 99.1, "Cautionary Statements relating to Forward Looking Statements," filed with our Annual Report on Form 10-K for the year ended December 28, 2002, which are incorporated herein by this reference, and the following:

     . general economic and political conditions and the cyclicality of the textile industry;

     . the effect of the war in Iraq and any future armed conflict or terrorist activities;

     .   competitive conditions in the textile industry;

     .   our ability to achieve manufacturing cost reductions;

     . fluctuations in the price of raw materials or shortages of the supply of raw materials;

     .   our ability to maintain or acquire licenses;

     .   our ability to identify and respond to fashion trends;

     . our ability to fund our capital expenditure requirements needed to maintain our competitive position;

     . the effect of U.S. governmental policies regarding imports on our competitiveness;

     .   our ability to identify and complete acquisitions;

     . our compliance with environmental, health and safety laws and regulations;

     .   changes in our relationships with our large customers;

     . business-related difficulties of our customers, including Kmart Corporation;

     .   risks associated with our operations in Mexico;

     .   our dependence on outside production sources;

     .   our ability to compete with foreign imports;

     .   our reliance on key management personnel;

     .   our relationships with the unions representing some of our employees;
         and

     .   the influence of our principal shareholder.

     You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         On April 15, 2003, we entered into a new $200 million senior secured credit facility and we sold $157 million aggregate principal amount of 12-3/4% senior notes due 2009, at 95.035% of par, in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The credit facility and the indenture governing the senior notes each contains covenants which restrict working capital and the payment of dividends. Borrowings under the new senior credit facility and proceeds from the sale of the new senior notes were used to retire our existing senior secured credit facility and to provide for the redemption of our existing $120 million aggregate principal amount of 10 1/8% senior subordinated notes due 2003. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         The Exhibits listed as applicable on the accompanying Exhibit Index are filed as part of this Quarterly Report.

         (b) Reports on Form 8-K.

             (i) On February 4, 2003, we filed a Current Report on Form 8-K reporting under Item 5 our fourth quarter and full year earnings for fiscal 2002.

             (ii) On March 17, 2003, we filed a Current Report on Form 8-K under
             Item 5 concerning the refinancing of our credit facility and our 10 1/8% senior subordinated notes due 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DAN RIVER INC.


Date:   May 7, 2003                         /s/ Barry F. Shea
                                            -----------------------------------
                                            Barry F. Shea
                                            Executive Vice President-Chief
                                            Financial Officer
                                            (Authorized Signing Officer and
                                            Principal Financial Officer)

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

Date: May 7, 2003

                                            /s/ Joseph L. Lanier, Jr.
                                            ----------------------------
                                            Joseph L. Lanier, Jr., Chief
                                            Executive Officer

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

Date: May 7, 2003

                                       /s/ Barry F. Shea
                                       ------------------------------
                                       Barry F. Shea, Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                Description of Exhibit
-----------                ----------------------
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

3.2               Bylaws of Dan River Inc. (incorporated by reference to Exhibit
                  3.2 in Amendment No. 1 to Registration Statement on Form S-1
                  (File No. 333-36479))

4*                Indenture dated April 15, 2003 between Dan River Inc. and HSBC
                  Bank USA (including Form of Note)

10*               Credit Agreement dated as of April 15, 2003 among Dan River
                  Inc., as Borrower, The Lenders signatory thereto from time to time, as Lenders, and Deutsche Bank Trust Company Americas, as
                  Agent, Fleet Capital Corporation, as Syndication Agent, and
                  Wachovia Bank, National Association, as Documentation Agent

11                Statement regarding Computation of Earnings per share
                  (incorporated by reference to Note 8 to the Unaudited
                  Condensed Consolidated Financial Statements included in this
                  Quarterly Report on Form 10-Q)

99*               Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
*Filed herewith.
