Form 10-Q
period 2003-06-28
DAN RIVER INC /GA/
filed 2003-08-12
CIK 914384

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

          For the quarterly period ended June 28, 2003
                                     OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes  / /   No   /x/

Number of shares of common stock outstanding as of June 28, 2003:
                                   Class A:  20,320,250 Shares
                                   Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                            See Following Pages.

                               DAN RIVER INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 28,     December 28,
                                                     2003          2002
                                                 -----------    -----------
                                                 (in thousands, except share
                                                       and per share data)
                                   ASSETS
Current assets:
  Cash and cash equivalents                      $     3,233    $     2,832
  Accounts receivable, net                            54,420         71,292
  Inventories                                        162,902        151,586
  Prepaid expenses and other current assets           10,368          4,175
  Deferred income taxes                               12,937         15,492
                                                 -----------    -----------
       Total current assets                          243,860        245,377

Property, plant and equipment                        479,900        508,637
  Less accumulated depreciation and amortization    (260,684)      (260,462)
                                                 -----------    -----------
    Net property, plant and equipment                219,216        248,175

Goodwill, net                                         91,701         91,701
Other assets                                          18,456         10,269
                                                 -----------    -----------
                                                 $   573,233    $   595,522
                                                 ===========    ===========


                               DAN RIVER INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 28,     December 28,
                                                     2003          2002
                                                 ------------   ------------
                                                 (in thousands, except share
                                                       and per share data)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current maturities of long-term debt           $      8,427   $   241,231
  Accounts payable                                     18,606        25,802
  Accrued compensation and related benefits            24,995        23,693
  Other accrued expenses                               14,834         8,944
                                                  -----------   -----------
    Total current liabilities                          66,862       299,670

Other liabilities:

  Long-term debt                                      239,500        10,792
  Deferred income taxes                                12,937        15,257
  Other liabilities                                    41,523        40,766

Shareholders' equity:

  Preferred stock, $.01 par value; authorized
    50,000,000 shares; no shares issued                    --            --
  Common stock, Class A, $.01 par value;
    authorized 175,000,000 shares; issued
    and outstanding 20,320,250 shares
    (20,362,773 shares at December 28, 2002)              203           204
  Common stock, Class B, $.01 par value;
    authorized 35,000,000 shares; issued
    and outstanding 2,062,070 shares                       21            21
  Common stock, Class C, $.01 par value;
    authorized 5,000,000 shares; no shares
    outstanding                                            --            --
  Additional paid-in capital                          209,787       209,952
  Retained earnings                                    17,033        33,688
  Accumulated other comprehensive loss                (14,342)      (14,387)
  Unearned compensation--restricted stock                (291)         (441)
                                                 ------------   -----------
    Total shareholders' equity                        212,411       229,037
                                                 ------------   -----------
                                                 $    573,233   $   595,522
                                                 ============   ===========




                          See accompanying notes.

                               DAN RIVER INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                          Three Months Ended       Six Months Ended
                        -----------------------  ----------------------
                         June 28, June 29,       June 28,     June 29,
                           2003     2002           2003         2002
                        --------- --------       --------     --------

                                  (in thousands, except per share data)

Net sales               $ 116,348 $ 153,942      $ 263,720   $ 312,360

Costs and expenses:
  Cost of sales           101,662   123,874        221,314     260,539
  Selling, general
    and administrative
    expenses               15,285    17,150         33,255      34,965
  Other operating
     costs, net            12,189      (310)        11,749        (310)
                        --------- ---------      ---------   ---------
Operating income (loss)   (12,788)   13,228         (2,598)     17,166

Other income (expense)       (334)      148           (195)        207
Interest expense           (8,079)   (7,146)       (13,627)    (14,528)
                        --------- ---------      ---------   ---------
Income (loss) before
  income taxes and
  cumulative effect of
  accounting change       (21,201)    6,230        (16,420)      2,845

Provision (benefit) for
  income taxes             (1,796)    2,572            235       4,322
                        --------- ---------      ---------   ---------
Income (loss) before
  cumulative effect of
  accounting change       (19,405)    3,658        (16,655)     (1,477)

Cumulative effect of
  accounting change,
  net of tax                   --        --             --     (20,701)
                        --------- ---------      ---------   ---------
Net income (loss)       $ (19,405)$   3,658      $ (16,655)  $ (22,178)
                        ========= =========      =========   =========


                               DAN RIVER INC.


                          Three Months Ended       Six Months Ended
                        -----------------------  ----------------------
                         June 28,   June 29,     June 28,     June 29,
                           2003       2002         2003         2002
                        ---------   --------     --------     --------



Earnings (loss) per
  share--basic:

    Income (loss)
      before cumulative
      effect of
      accounting change $   (0.88)$    0.17       $   (0.76)  $   (0.07)

    Cumulative effect
      of accounting
      change, net of tax       --        --              --       (0.95)
                        --------- ---------      ---------   ---------
    Net income (loss)   $   (0.88)$    0.17       $   (0.76)  $   (1.02)
                        ========= =========       =========   =========

Earnings (loss) per
  share-diluted:

    Income (loss)
      before cumulative
      effect of
      accounting change $   (0.88)$    0.16       $   (0.76)  $   (0.07)

    Cumulative effect
      of accounting
      change, net of tax       --        --              --       (0.95)
                        --------- ---------       ---------    ---------
    Net income (loss)   $   (0.88)$    0.16       $   (0.76)  $   (1.02)
                        ========= =========       =========   =========



                          See accompanying notes.

                               DAN RIVER INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

<caption>                                            Six Months Ended
                                                 ---------------------------
                                                   June 28,       June 29,
                                                     2003           2002
                                                 ------------   ------------
                                                       (in thousands)
Cash flows from operating activities:
  Net loss                                         $  (16,655)  $  (22,178)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Noncash interest expense                          1,423        1,376
      Depreciation and amortization of
        property, plant and equipment                  18,879       18,819
      Amortization of restricted stock
        compensation                                      150          146
      Deferred income taxes                               235       10,022
      Writedown/disposal of assets                         52           19
      Other operating costs, net                       11,749         (310)
      Write-off of unamortized debt costs               1,325           --
      Cumulative effect of accounting
        change, net of tax                                 --       20,701
      Changes in operating assets and liabilities:
        Accounts receivable                            17,156       (3,449)
        Inventories                                   (11,451)      13,205
        Prepaid expenses and other assets                (306)      (5,001)
        Accounts payable and accrued expenses            (803)       4,409
        Other liabilities                                 387          253
                                                   ----------   ----------
          Net cash provided by operating
            activities                                 22,141       38,012
                                                   ----------   ----------
Cash flows from investing activities:
  Capital expenditures                                 (7,567)      (5,337)
  Proceeds from sale of assets                             --          325
                                                   ----------   ----------
          Net cash used by investing activities        (7,567)      (5,012)
                                                   ----------   ----------
Cash flows from financing activities:
  Payments of long-term debt                         (257,479)      (5,602)
  Proceeds from issuance of long-term debt            254,568           --
  Debt issuance costs                                  (9,902)         (33)
  Revolving credit facilities-borrowings               65,000       44,500
  Revolving credit facilities-payments                (66,363)     (79,000)
  Proceeds from exercise of stock options                   3           --
                                                   ----------   ----------
          Net cash used by financing activities       (14,173)     (40,135)
                                                   ----------   ----------
Net increase (decrease) in cash and
  cash equivalents                                        401       (7,135)
Cash and cash equivalents at beginning of period        2,832        8,316
                                                   ----------   ----------
Cash and cash equivalents at end of period         $    3,233   $    1,181
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

2.  Stock-Based Compensation

    The Company's stock-based compensation plans are accounted for based on the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensa-tion for restricted stock awards is recognized ratably over the vesting period, based on the fair value of the stock on the date of grant. No compensation expense has been recognized relative to stock option awards, as all options granted under the Company's stock option plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock options granted:

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                          Three Months Ended       Six Months Ended
                        -----------------------  ----------------------
                         June 28, June 29,       June 28,     June 29,
                           2003     2002           2003         2002
                        --------- --------       --------     --------
                               (in thousands, except per share data)

Net income (loss):
  As reported           $ (19,405)$   3,658      $ (16,655)  $  (22,178)
  Less:  pro forma expense
    related to stock
    options                  (135)     (174)          (273)        (372)
                         ---------  -------       --------      --------
  Pro forma             $ (19,405)$   3,484      $ (16,928)  $  (22,550)
                         ========= =========      =========   ==========

Per share:

  As reported-
    Basic               $   (0.88)$    0.17      $   (0.76)  $    (1.02)
    Diluted                 (0.88)     0.16          (0.76)       (1.02)

  Pro forma--
    Basic               $   (0.89)$    0.16      $   (0.77)       (1.03)
    Diluted                 (0.89)     0.16          (0.77)       (1.03)


3.   Cumulative Effect of Accounting Change

    Effective as of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. In addition, SFAS No. 142 requires that a transitional impairment test of goodwill be performed as of the first day of the year of adoption. As a result of the transitional impairment test, which the Company completed in the third quarter of fiscal 2002, a non-cash charge of $20,701,000 was recorded, representing goodwill impairment of $23,433,000, less the deferred tax effect of $2,732,000 million. The transitional impairment writedown was primarily attributable to differences between the fair value approach required under SFAS No. 142 and the undiscounted cash flow approach that was used to evaluate goodwill under previous accounting guidance. The charge was reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002, and therefore increased the previously reported net loss per share for the first quarter of fiscal 2002 from $0.24 to $1.19.

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  Inventories

    The components of inventory are as follows:

                                         June 28,     December
                                          2003        28, 2002
                                       ----------     ---------
                                                 (in thousands)
         Finished goods                $ 58,955       $ 52,088
         Work in process                 91,718         85,827
         Raw materials                    3,598          3,348
         Supplies                         8,631         10,323
                                       --------       --------
              Total Inventories        $162,902       $151,586
                                       ========       ========

5.   Long-Term Debt

     On April 15, 2003 the Company completed the refinancing of substantially all of its outstanding long-term debt. The refinancing included the sale, at 95.035% of par, of $157 million aggregate principal amount of the Company's 12-3/4% senior notes due 2009, yielding 14%, in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. In addition, the Company entered into a senior secured credit facility, consisting of a five-year $40 million term loan and a five-year $160 million revolving credit facility. The revolving credit facility includes borrowing availability of up to $25 million for letters of credit.

     The net proceeds from the senior notes offering, together with borrowings under the senior credit facility, were used to: (i) repay all borrowings outstanding under the Company's existing credit agreement;
     (ii) redeem all of the Company's outstanding 10-1/8% senior subordinated notes due 2003 for $120 million (par value) plus accrued interest; and
     (iii) pay related fees and expenses.

     A registration statement on Form S-4 with respect to the senior notes has been filed with the Securities and Exchange Commission, but is not yet effective. The senior notes are callable subject to a make-whole provision. Subject to certain conditions, the Company may be required by the indenture governing the senior notes to offer to repurchase a pro rata portion of the senior notes with a portion of excess cash flow, as defined in the indenture. In addition,the indenture restricts, among other things, additional indebtedness,restricted payments, lien creation, asset sales, and mergers. Interest is payable on the senior notes semi-annually on October 15 and April 15.

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     The credit facility is secured by substantially all of the Company's assets. Availability under the revolving credit facility is based upon a borrowing base determined by reference to eligible accounts receivable and inventory. Amounts outstanding under the senior credit facility bear interest at either a prime rate or LIBOR, at the Company's option, plus a margin. The margin is dependent on the Company's leverage ratio, and ranges from 1.0-2.0% on prime rate loans and 2.0-3.0% on LIBOR loans. In addition, the Company is obligated to pay a 0.375% commitment fee on the unused line. At the April 15, 2003 inception of the new senior credit facility, in addition to the $40 million term loan, $65,363,000 was out-standing under the revolving credit facility.

     Under the credit facility, the Company is required to maintain a minimum fixed charge ratio and a maximum leverage ratio. The senior credit facility also imposes restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantees of debt, acquisitions, sale or discount of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash.

     The term loan requires scheduled quarterly principal payments of $1,428,572 that began on June 30, 2003, with a final scheduled amortization payment of $11,428,570 on the April 15, 2008 maturity. In addition, mandatory prepayments on the term loan are required if annual cash flow exceeds certain limits or for certain events, such as the sale of assets and the issuance of capital securities or indebtedness. Once the term loan is paid in full, the senior notes will be secured by a second priority lien on substantially all of the Company's real property, equipment and other fixed assets.

     The Company incurred fees and expenses of approximately $10 million in connection with the refinancing, which are being amortized to interest expense over the terms of the related debt. Unamortized fees and expenses of $1,325,000 relating to its previously outstanding credit agreement and 10-1/8% senior subordinated notes that were paid off in connection with the refinancing were written off and charged to "other expense" in the second quarter of fiscal 2003.

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     Long-term debt at June 28, 2003 consisted of the following (in thousands):

          Senior notes, net of unamortized original
           issue discount                                $  149,384
          Revolving credit facility                          47,000
          Term loan                                          40,000
          Capital leases and other borrowings                11,543
                                                         ----------
                                                            247,927
          Less: current maturities                            8,427
                                                         ----------
          Total long-term debt                           $  239,500
                                                         ==========

    At June 28, 2003, the average interest rate on borrowings under the revolving credit facility and term loan were 3.82% and 4.00%, respectively. Also at June 28, 2003, $4,000,000 of letters of credit were outstanding and $56,870,000 was unused and available for borrowing under the revolving credit facility.

6.  Other Operating Costs, Net

     Other operating costs, net for the first six months of fiscal 2003 consisted of a $12,189,000 pre-tax charge relating to the closure of two manufacturing facilities, recorded in the second quarter, and a $440,000 gain from the sale of surplus equipment, recorded in the first quarter.

     On June 11, 2003 the Company announced that it would be closing a home fashions weaving facility located in Greenville, South Carolina and a comforter sewing plant in Ft. Valley, Georgia, in order to rationalize capacity in its home fashions business. In connection with the closings, a $12,189,000 pre-tax charge was recorded in the second quarter of fiscal 2003, consisting of a $10,238,000 non-cash writedown of fixed assets, and $1,951,000 of other exit costs, primarily severance and benefits associated with the termination of 630 employees. The Company expects that the shutdown of the plants will be completed in the third quarter of fiscal 2003, and that the payout of severance and other exit costs will be completed in fiscal 2004.

     Certain equipment from the closed facilities will be moved to facilities in Danville, Virginia and Morven, North Carolina, and will be put back into operation when demand for the Company's home fashions products returns to more normalized levels. Prior to June 28, 2003 the Company began to actively market the Greenville and Ft. Valley real estate and surplus equipment from the closed plants through real estate brokers and other channels. The total fair value of the assets less costs to sell, estimated to be $5,850,000, is included under "Prepaid expenses and other current assets" on the condensed consolidated balance sheet as of June 28, 2003.

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Other operating costs, net for the first six months of fiscal 2002 consisted of a $310,000 million pre-tax gain from the reversal of a portion of the loss recorded in the prior fiscal year relating to the plant consolidation program announced in December 2001. The gain resulted from the receipt of $360,000 in net proceeds from the sale of the Company's Newnan, Georgia facility and surplus equipment, compared to a carrying value of $50,000.

7.  Income Taxes

     A reconciliation of the differences between the provision (benefit) for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

                          Three Months Ended       Six Months Ended
                        -----------------------  ----------------------
                         June 28, June 29,       June 28,     June 29,
                           2003     2002           2003         2002
                        --------- --------       --------     --------
                               (in thousands, except per share data)

Amount computed using
  the statutory rate    $  (7,420) $  2,181      $  (5,747)  $     996
Increase (decrease) in
  taxes resulting from:
    State taxes              (760)      237           (573)        140
    Credits lost due to
      loss carryback           --        --             --       2,800
    Change in valuation
      allowance-foreign       138       155            308         386
    Change in valuation
      allowance-
      domestic              6,460        --          6,460          --
    Other                    (214)       (1)          (213)         --
                        ---------  --------      ---------   ---------
Provision (benefit) for
  income taxes          $  (1,796) $  2,572      $     235   $   4,322
                        =========  ========      =========   =========

     The Company recorded a $6,460,000 valuation allowance against U.S. and state deferred tax assets in the second quarter of fiscal 2003, effectively eliminating the tax benefit for losses incurred in the first six months of fiscal 2003. The realization of these tax benefits is ultimately dependent on the generation of taxable income in the future. Given the current business environment and the near term outlook, the Company is precluded from recognizing these benefits currently. The Company believes that it will ultimately generate sufficient taxable income to offset these losses, at which time it will be able to

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     recognize such tax benefits by reducing income tax expense in future years.

     The income tax provision for the six months ended June 29, 2002 includes an increase to income tax expense of $2,800,000 attributable to the Job Creation and Worker Assistance Act of 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in the Company receiving a $5,500,000 refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2,800,000 increase to the income tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that could not be utilized to offset tax before their expiration.

8.  Shareholders' Equity

    Activity in Shareholders' Equity is as follows:


                                                 Accumu-
                                                 lated    Unearned
                                Addi-            Other    Compen-    Total
                                tional           Compre-  sation-    Share-
                Common Stock    Paid-in Retained hensive  Restricted holders'
              Class A  Class B  Capital Earnings Loss     Stock      Equity
              -------  ------- -------- -------- -------  --------   --------
                                       (in thousands)

Balance at
  December 28,
  2002        $   204  $   21 $ 209,952 $ 33,688 $(14,387)$   (441) $ 229,037

Comprehensive loss:

  Net loss         --      --        --  (16,655)      --        --   (16,655)
  Unrealized gain
    on securities  --     --         --       --       45        --        45
                                                                     --------
  Comprehensive
    loss                                                              (16,610)
                                                                     --------
Exercise of
  stock options    --     --          3       --       --        --         3
Retirement of
  common stock     (1)    --       (168)      --       --        --      (169)
Amortization of
  unearned
  compensation     --     --         --       --       --       150       150
              ------- ------  --------- -------- --------   -------  --------
Balance at
  June 28, 2003 $ 203 $   21  $ 209,787 $ 17,033 $(14,342)  $  (291)$ 212,411
              ======= ======  ========= ======== =========  =======   =======


                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                          Three Months Ended       Six Months Ended
                        -----------------------  ----------------------
                         June 28, June 29,       June 28,     June 29,
                           2003     2002           2003         2002
                        --------- --------       --------     --------
                               (in thousands, except per share data)

Numerator for basic
  and diluted earnings
  per share:
    Income (loss)
      before cumulative
      effect of
      accounting change $ (19,405)$   3,658      $ (16,655)  $   (1,477)

    Cumulative effect
      of accounting
      change                   --        --             --      (20,701)
                        --------- ---------      ---------   ----------
    Net income (loss)   $ (19,405)$   3,658      $ (16,655)  $  (22,178)
                        ========= =========      =========   ==========

Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                 22,028    21,840         21,969       21,815

  Effect of dilutive
    securities:
    Employee stock
      options and
      restricted
      stock awards             --       495             --          --
                        --------- ---------      ---------  ----------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities    22,028    22,335         21,969      21,815
                         ======== =========      =========   =========

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          Three Months Ended       Six Months Ended
                        -----------------------  ----------------------
                         June 28, June 29,       June 28,     June 29,
                           2003     2002           2003         2002
                        --------- --------       --------     --------
                               (in thousands, except per share data)

Earnings (loss) per share:

  Basic
    Income (loss)
      before cumulative
      effect of
      accounting change $   (0.88)$    0.17      $   (0.76)  $   (0.07)

    Cumulative effect
      of accounting
      change                   --        --             --       (0.95)
                        --------- ---------      ---------  ----------
    Net income (loss)   $   (0.88)$    0.17      $   (0.76)      (1.02)
                        ========= =========      =========   =========
  Diluted:
    Income (loss)
      before cumulative
      effect of
      accounting change $   (0.88)$    0.16      $   (0.76)  $   (0.07)

    Cumulative effect
      of accounting
      change                   --        --             --       (0.95)
                        --------- ---------      ---------  ----------
    Net income (loss)   $   (0.88)$    0.16      $   (0.76)  $   (1.02)
                        ========= =========      =========   =========


The effect of potentially dilutive securities is computed using the treasury stock method. Options to purchase 2,080,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share for the second quarter of 2002 because their exercise prices were greater than the average market price of the common stock during the period. Because the Company reported a loss before the cumulative effect of an accounting change for all other periods presented, all outstanding restricted stock and stock options were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive.

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Other Income (Expense)

    Other income (expense) consists of interest income, gains on sales of nonoperating assets and other miscellaneous items of income and expense. Other income (expense) for the three- and six-month periods ended June 28, 2003 includes a $1,325,000 expense for the write-off of unamortized costs associated with debt retired in connection with the Company's re-financing completed in April 2003, and a $609,000 gain on a life insur-ance policy.

11. Segment Information

    Summarized information by reportable segment is shown in the following tables:


                          Three Months Ended       Six Months Ended
                        -----------------------  ---------------------
                         June 28, June 29,       June 28,   June 29,
                           2003     2002           2003       2002
                        --------- --------       --------   --------
                                             (in thousands)

Net sales:
    Home fashions       $  77,416 $ 107,194      $ 185,831 $ 223,202
    Apparel fabrics        30,045    36,951         59,103    68,882
    Engineered products     8,887     9,797         18,786    20,276
                        --------- ---------      --------- ---------
    Consolidated net
      sales             $ 116,348 $ 153,942      $ 263,720 $ 312,360
                        ========= =========      ========= =========

Operating income (loss):
    Home fashions       $     788 $  12,211      $  12,311 $  17,525
    Apparel fabrics          (514)    1,323         (1,149)     (253)
    Engineered products      (616)     (307)        (1,468)     (610)
    Corporate items not
      allocated to
      segments:
      Other operating
        costs, net        (12,189)      310        (11,749)      310
      Other                  (257)     (309)          (543)      194
                        --------- ---------      --------- ---------

    Consolidated operating
      income (loss)     $ (12,788)$  13,228      $  (2,598)$  17,166
                        ========= =========      ========= =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW

We had a net loss of $19.4 million, or $0.88 per share, in the second quarter of fiscal 2003, compared to net income of $3.7 million, or $0.16 per diluted share, in the second quarter of fiscal 2002. For the first six months of fiscal 2003, we had a net loss of $16.7 million, or $0.76 per share. This compares to a net loss of $1.5 million, or $0.07 per share, for the first six months of fiscal 2002, before the effect of an accounting change related to goodwill.

The deterioration in results for the second quarter of fiscal 2003 was due to several factors. The primary cause was lack of sales volume. All three of our business segments experienced significant sales declines during the quarter. We believe that the sales declines in our home fashions and apparel fabrics segments reflect a weak retail environment. We also believe that home fashions sales were impacted by retailers' attempts to reduce their inventory levels. The low sales volumes led to manufacturing inefficiencies. In order to keep inventory levels in line with demand, we reduced plant running schedules and, in some cases, curtailed operations. This resulted in underabsorbed overhead, and thus higher per-unit costs. The end result of the low sales volumes and related underabsorbed overhead was that our business segments lost $0.3 million in the second quarter of fiscal 2003, compared to operating income of $13.2 million in the second quarter of fiscal 2002.

Operating income in the second quarter of fiscal 2003 was also burdened with a $12.2 million pre-tax charge related to the closure of two home fashions manufacturing facilities, which we announced on June 11, 2003. The closures will help to bring our capacities in line with current demand and reduce manufacturing costs. The shutdown of both facilities is expected to be completed in the third quarter of fiscal 2003.

Other significant items that contributed to the loss for the second quarter of fiscal 2003, all of which are discussed in more detail below, include:

     - the write-off of $1.3 million in unamortized costs related to debt that was repaid in connection with our refinancing completed in April;

     - $1.0 million of additional interest expense we incurred in the 30-day period after completion of the refinancing when both our 10-1/8% senior subordinated notes due 2003 and our newly issued 12-3/4% notes due 2009 were outstanding; and

     - a $6.5 million increase in the valuation allowance against deferred tax assets, which effectively resulted in no income tax benefits being recorded against the year-to-date loss for fiscal 2003.

Although we believe that there will be an upturn in business in the second half of fiscal 2003, we have yet to see concrete evidence of such an upturn. An increase in sales to more traditional levels is necessary in order for us to return to profitability.

    Comparison of Three Months Ended June 28, 2003 and June 29, 2002

NET SALES

Net sales for the second quarter of fiscal 2003 were $116.3 million, a decrease of $37.6 million or 24.4% from the second quarter of fiscal 2002.

Net sales of home fashions products were $77.4 million for the second quarter of fiscal 2003, a decrease of $29.8 million or 27.8% from the second quarter of fiscal 2002. The decrease was caused by lower unit volume across all distribution channels, reflecting reduced consumer demand. In addition, we believe that sales were negatively impacted by retailers' attempts to reduce their inventory levels.

Net sales of apparel fabrics for the second quarter of fiscal 2003 were $30.0 million, down $6.9 million or 18.7% from the second quarter of fiscal 2002. The decrease was caused by lower unit volume in most product categories. The most significant decreases were in sales of sportswear fabrics which decreased by $4.5 million, mostly due to low reorder activity related to pant fabric programs that were first introduced in fiscal 2002, and in sales of men's shirting fabrics, which decreased by $1.4 million, reflecting the weak retail environment. Net sales from our commission finishing operations decreased by $0.8 million from the second quarter of fiscal 2002, reflecting the overall weakness in the textile industry. These decreases were offset in part by a $1.1 million increase in sales through our operations in Mexico, mostly due to higher unit sales of finished shirts to career apparel customers.

Net sales of engineered products for the second quarter of fiscal 2003 were $8.9 million, a decrease of $0.9 million or 9.3% from the second quarter of fiscal 2002. The decrease was caused by lower unit sales of industrial yarns, reflecting soft demand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $15.3 million for the second quarter of fiscal 2003 (13.1% of net sales), a decrease of $1.9 million or 10.9% from $17.2 million (11.1% of net sales) for the second quarter of fiscal 2002. The decrease is mostly attributable to a $1.7 million decline in incentive compensation expense.

OPERATING INCOME

We had a consolidated operating loss of $12.8 million in the second quarter of fiscal 2003, compared to $13.2 million in operating income for the second quarter of fiscal 2002.

    Segment Operating Income:

Operating income for the home fashions segment was $0.8 million for the second quarter of fiscal 2003, compared to $12.2 million in the second quarter of fiscal 2002. The decrease in operating income in the second quarter of fiscal 2003 was primarily due to the significant drop in sales volume and related higher per-unit costs resulting from reduced plant running schedules and production curtailments that were necessary to keep inventory levels in line with demand.

The apparel fabrics segment had a $0.5 million operating loss for the second quarter of fiscal 2003, compared to $1.3 million in operating income for the second quarter of fiscal 2002. The decrease in operating income in the second quarter of fiscal 2003 is attributable to the lower sales volume, discussed above, and related higher per-unit costs associated with underabsorbed overhead.

The engineered products segment had a $0.6 million operating loss in the second quarter of fiscal 2003, compared to a $0.3 million operating loss in the second fiscal quarter of 2002. Operating results in both periods were hampered by low sales volume and inefficient manufacturing performance. The increased operating loss in the second quarter of fiscal 2003 was caused by a further decrease in sales volume.

    Corporate Items:

Corporate items not allocated to segments in the second quarter of fiscal 2003 consisted of idle facility costs and other expenses totaling $0.3 million, and a $12.2 million pre-tax charge relating to the closure of two manufacturing facilities reported under "Other operating costs, net."

On June 11, 2003 we announced that, in order to rationalize capacity in our home fashions business, we would be closing a home fashions weaving facility located in Greenville, South Carolina and a comforter sewing plant in Ft. Valley, Georgia. In connection with the closings, we recorded a $12.2 million pre-tax charge, consisting of a $10.2 million non-cash writedown of fixed assets and $2.0 million of other exit costs, primarily severance and benefits associated with the termination of 630 employees. We expect that the shutdown of the plants will be completed in the third quarter of fiscal 2003, and that the payout of severance and other exit costs will be completed in fiscal 2004.

Certain equipment from the closed facilities will be moved to facilities in Danville, Virginia and Morven, North Carolina, and will be put back into operation when demand for our home fashions products returns to more normalized levels. We are actively marketing the Greenville and Ft. Valley real estate as well as surplus equipment from the closed plants. "Prepaid expenses and other current assets" on the condensed consolidated balance sheet as of June 28, 2003 includes $5.9 million for these assets, representing their estimated fair values less costs to sell.

Corporate items not allocated to segments in the second quarter of fiscal 2002 consisted of idle facility costs and other expenses totaling $0.3 million and a $0.3 million pre-tax gain reported under "Other operating costs, net." The gain resulted from the reversal of a portion of the loss recorded in the prior fiscal year relating to the plant consolidation program announced in December 2001, and is attributable to our receiving $350,000 in net proceeds from the sale of our Newnan, Georgia facility and surplus equipment, compared to a carrying value of $50,000.


INTEREST EXPENSE


Interest expense was $8.1 million for the second quarter of fiscal 2003, an increase of $0.9 million from $7.1 million for the second quarter of fiscal 2002. The increase is attributable to additional interest expense associated with the 30-day period following the completion of our refinancing on April 15, 2003 (see discussion below under "Liquidity and Capital Resources") when both our 10-1/8% senior subordinated notes due 2003, with an aggregate principal amount of $120 million, and our newly issued 12-3/4% senior notes due 2009 were outstanding. Approximately $1.0 million of interest accrued on the 10-1/8% senior subordinated notes between April 15, 2003, when funds were put into escrow to redeem the notes, and May 15, 2003, the date the redemption was completed. The 12-3/4% senior notes were issued at a discount to yield an effective interest rate of 14% on $157 million aggregate princi-pal, which resulted in a higher average interest rate on our debt beginning on April 15, 2003, when the notes were issued. Except for the 30-day overlap period discussed above, the impact of the higher average rate was offset by lower debt levels in the second quarter of fiscal 2003.

OTHER INCOME (EXPENSE)

Other income (expense) was $0.3 million (expense) for the second quarter of fiscal 2003, compared to $0.1 million (income) for the second quarter of fiscal 2002. The amount for the second quarter of fiscal 2003 includes a $1.3 million expense for the write-off of unamortized costs associated with debt retired in connection with our refinancing completed in April 2003, offset in part by a $0.6 million gain on a life insurance policy, interest income of $0.2 million, and various other income items totaling $0.2 million. No individually significant items were included under "Other income (expense)" for the second quarter of fiscal 2002.

INCOME TAX PROVISION

We recorded a $1.8 million income tax benefit for the second quarter of fiscal 2003, compared to a $2.6 million income tax provision for the second quarter of fiscal 2002. A reconciliation of the differences between the provision (benefit) for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

                                         Three Months Ended
                                       ---------------------
                                        June 28, June 29,
                                          2003     2002
                                       --------- --------
                                          (in millions)

Amount computed using the statutory
  rate                                 $    (7.4) $    2.2
Increase (decrease) in taxes
  resulting from:
    State taxes                             (0.8)      0.2
    Change in valuation
      allowance-foreign                      0.1       0.2
    Change in valuation
      allowance-domestic                     6.5        --
    Other                                   (0.2)       --
                                       ---------  --------
Provision (benefit) for income taxes   $    (1.8) $    2.6
                                       =========  ========

The $6.5 million change in the valuation allowance against domestic deferred tax assets that is reflected in the reconciliation above effectively resulted in no tax benefit being recorded against losses incurred in the first six months of fiscal 2003. The realization of these tax benefits is ultimately dependent on the generation of taxable income in the future. Given the current business environment and the near term outlook, we are precluded from recognizing these benefits currently. We believe that we will ultimately generate sufficient taxable income to offset these losses, at which time we will be able to recognize such tax benefits by reducing income tax expense in future years.

    Comparison of Six Months Ended June 28, 2003 and June 29, 2002

NET SALES

Net sales for the first six months of fiscal 2003 were $263.7 million, a decrease of $48.6 million or 15.6% from the first six months of fiscal 2002.

Net sales of home fashions products were $185.8 million for the first six months of fiscal 2003, a decrease of $37.4 million or 16.7% from the first six months of fiscal 2002. The decrease was caused by lower unit volume across all distribution channels, particularly in the second quarter of fiscal 2003, reflecting reduced consumer demand. In addition, we believe that sales were negatively impacted by retailers' attempts to reduce their inventory levels.

Net sales of apparel fabrics for the first six months of fiscal 2003 were $59.1 million, a decrease of $9.8 million or 14.2% from the first six months of fiscal 2002. The decrease was caused by lower unit volume in most product categories. The most significant decreases were in sales of sportswear fabrics, which decreased by $6.6 million, mostly due to low reorder activity related to pant fabric programs that were first introduced in fiscal 2002, and in sales of men's dress shirting fabrics, which decreased by $2.4 million, reflecting the weak retail environment. These decreases were offset in part by a $1.9 million increase in sales through our operations in Mexico, mostly due to higher unit sales of finished shirts to career apparel customers.

Net sales of engineered products were $18.8 million for the first six months of fiscal 2003, a decrease of $1.5 million or 7.3% from the first six months of fiscal 2002. The decrease was caused by lower unit sales of industrial yarns, reflecting soft demand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $33.3 million for the first six months of fiscal 2003 (12.6% of net sales), a decrease of $1.7 million from $35.0 million (11.2% of net sales) for the first six months of fiscal 2002. Bad debt expense decreased by $1.2 million in the first six months of fiscal 2003, compared to the corresponding period of fiscal 2002, which included $1.4 million attributable to Kmart Corporation's January 2002 bankruptcy filing. The remainder of the decrease in selling, general and administrative expenses is mostly attributable to a $0.8 million decrease in incentive compensation expense, which more than offset various other expense increases.

OPERATING INCOME

We had a consolidated operating loss of $2.6 million in the first six months of fiscal 2003, compared to $17.2 million in operating income for the first six months of fiscal 2002.

    Segment Operating Income:

Operating income for the home fashions segment was $12.3 million for the first six months of fiscal 2003, a decrease of $5.2 million from $17.5 million in operating income earned in the first six months of fiscal 2002. When the six month period comparison is viewed as a whole, the lower operating income is due primarily to the lower sales volume in the first six months of fiscal 2003 and related higher per-unit costs associated with underabsorbed overhead. However, the six-month periods included fiscal quarters with very different operating results. In the first quarter of fiscal 2003, the home fashions segment generated $11.5 million in operating income on $108.4 million in sales, compared to $5.3 million in operating income on $116.0 million in sales for the first quarter of fiscal 2002. The improved operating results in the first quarter of fiscal 2003 were due to a more profitable sales mix, lower raw material prices and the benefits of a plant consolidation program that began to favorably impact overhead costs in the second quarter of fiscal 2002. In the second quarter of fiscal 2003, the home fashions segment generated only $0.8 million of operating income on $77.4 million in sales, compared to $12.2 million in operating income on $107.2 million in sales for the second quarter of fiscal 2002. The lower profitability in the second quarter of fiscal 2003 was primarily due to the significant drop in sales volume and related higher per-unit costs resulting from reduced plant running schedules and production curtailments that were necessary to keep inventory levels in line with demand.

The apparel fabrics segment had a $1.1 million operating loss for the first six months of fiscal 2003, compared to a $0.3 million operating loss for the first six months of fiscal 2002. Operating results in both periods were hampered by low sales volume. In general, the higher operating loss in the first six months of fiscal 2003 was due to the $9.8 million drop in sales. The effect of the sales decrease was partially offset by lower manufacturing costs in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due to lower raw material costs and cost savings resulting from the plant consolidation program announced in December 2001. This program was completed in fiscal 2002, but did not result in cost savings until the second quarter of fiscal 2002.

The engineered products segment had a $1.5 million operating loss for the first six months of fiscal 2003, compared to a $0.6 million operating loss for the first six months of fiscal 2002. Operating results in both periods were hampered by low sales volume and inefficient manufacturing performance. The higher loss in the first six months of fiscal 2003 was primarily caused by the decrease in sales.

    Corporate Items:

Other operating costs, net for the first six months of fiscal 2003 consisted of the $12.2 million pre-tax charge relating to the closure of two manufacturing facilities discussed above and a $0.4 million gain from the sale of surplus equipment. Other operating costs, net for the first six months of fiscal 2002 consisted of a $0.3 million pre-tax gain from the reversal of a portion of the loss recorded in the prior fiscal year relating to the plant consolidation program announced in December 2001 as discussed above.

Other items not allocated to segments totaled $0.5 million (expense) for the first six months of fiscal 2003, compared to $0.2 million (income) for the first six months of fiscal 2002. The amount for the first six months of fiscal 2003 consists of idle facility costs and other expenses. The amount for the first six months of fiscal 2002 includes income items of $0.2 million related to a litigation settlement and $0.5 million from a net decrease in intersegment profits remaining in inventory, offset in part by idle facility costs and other expenses totaling $0.5 million.


INTEREST EXPENSE

Interest expense was $13.6 million for the first six months of fiscal 2003, a decrease of $0.9 from $14.5 million for the first six months of fiscal 2002. The decrease reflects the effects of lower debt levels for most of the first six months of fiscal 2003, which more than offset approximately $0.6 million in increased interest attributable to a higher average interest rate on our debt and approximately $1.0 in additional interest we incurred during a 30-day period in which both our 10-1/8% senior subordinated notes due 2003, with an aggregate principal amount of $120 million, and our newly issued 12-3/4% senior notes due 2009 were outstanding. The higher average rate was attributable to the 12-3/4% senior notes, which were issued in connection with our refinancing completed on April 15, 2003 (see discussion below under "Liquidity and Capital Resources"). The notes were issued at a discount to yield an effective interest rate of 14% on $157 million aggregate principal amount.

OTHER INCOME (EXPENSE)

Other income (expense) was $0.2 million (expense) for the first six months of fiscal 2003, compared to $0.2 million (income) for the first six months of fiscal 2002. The fiscal 2003 amount includes $1.3 million in expense for the write-off of unamortized costs associated with debt retired in connection with our refinancing completed in April 2003, offset in part by a $0.6 million gain on a life insurance policy, interest income of $0.2 million and various other income items totaling $0.3 million. No individual-ly significant items are included in "Other income (expense)" for the first six months of fiscal 2002.

INCOME TAX PROVISION

We recorded a $0.2 million income tax provision for the first six months of fiscal 2003, compared to a $4.3 million income tax provision for the first six months of fiscal 2002. A reconciliation of the differences between the provision for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

                                         Six Months Ended
                                       ---------------------
                                        June 28, June 29,
                                          2003     2002
                                       --------- --------
                                          (in millions)

Amount computed using the statutory
  rate                                 $    (5.7)  $  1.0
Increase (decrease) in taxes
  resulting from:
    State taxes                             (0.6)     0.1
    Credits lost due to loss carryback        --      2.8
    Change in valuation
      allowance-foreign                      0.3      0.4
    Change in valuation
      allowance-domestic                     6.5       --
    Other                                   (0.3)      --
                                       ---------  -------
Provision for income taxes             $     0.2  $   4.3
                                       =========  =======

The $6.5 million change in the valuation allowance against domestic deferred tax assets that is reflected in the above reconciliation effectively resulted in no tax benefit being recorded against losses incurred in the first six months of fiscal 2003. The realization of these tax benefits is ultimately dependent on the generation of taxable income in the future. Given the current business environment and the near term outlook, we are precluded from recognizing these benefits currently. We believe that we will ultimately generate sufficient taxable income to offset these losses, at which time we will be able to recognize such tax benefits by reducing income tax expense in future years.

The $2.8 million increase in taxes reflected in the reconciliation above for the six months ended June 29, 2002, was attributable to the Job Creation and Worker Assistance Act of 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in our receiving a $5.5 million refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2.8 million increase to the income tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that could not be used to offset tax before their expiration.

ADOPTION OF NEW ACCOUNTING STANDARD

Effective as of the beginning of fiscal 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. In addition, SFAS No. 142 requires that a transitional impairment test of goodwill be performed as of the first day of the year of adoption. As a result of the transitional impairment test, which we completed in the third quarter of fiscal 2002, we recorded a non-cash charge of $20.7 million, representing goodwill impairment of $23.4 million, less the deferred tax effect of $2.7 million. The transitional impairment writedown was primarily attributable to differences between the fair value approach required under SFAS No. 142 and the undiscounted cash flow approach that was used to evaluate goodwill under previous accounting guidance. The charge was reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

General

We rely on internally generated cash flow, supplemented by borrowings under our borrowing base facility, to meet our working capital needs, capital improvements and debt service requirements. Our total debt to total capital ratio at June 28, 2003 was 53.9%.

Credit Facilities and Senior Notes

In order to finance our 1998 acquisition of the Bibb Company, we entered into a five-year secured credit facility, which originally consisted of a $125 million amortizing term loan and a $150 million working capital line of credit. Subsequent amendments modified the facility to increase the term loan by $12.9 million and to implement additional limitations on mergers and consolidations, affiliated transactions, incurrence of liens, disposal of assets and investments. In December of 2001 the credit facility was amended again to partially defer amortization of the term loan, to convert the working capital line of credit into an asset-based line, and to establish new performance covenants. All of the outstanding indebtedness under this credit facility and our $120 million 10-1/8% senior subordinated notes was due at maturity on September 30, 2003 and December 15, 2003, respectively. On April 15, 2003, we completed the refinancing of this indebtedness. This refinancing included:

     - the sale at 95.035% of par of $157 million aggregate principal of our 12-3/4% senior notes due 2009, yielding 14%, in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933; and

     - a senior secured credit facility, consisting of a five-year $40 million term loan and a five-year $160 million revolving credit facility. The revolving credit facility includes borrowing avail-ability of up to $25 million for letters of credit.

The net proceeds from the notes offering, together with borrowings under the credit facility, were used to: (i) repay all borrowings outstanding under our existing credit agreement; (ii) redeem all of our outstanding 10-1/8% senior subordinated notes due 2003 for an aggregate redemption price of $120 million (100% of the principal amount thereof) plus accrued and unpaid interest of approximately $5.1 million; and (iii) pay related fees and expenses.

A registration statement on Form S-4 with respect to the senior notes has been filed with the Securities and Exchange Commission, but is not yet effective. The senior notes are callable subject to a make-whole provision. Interest is payable on the senior notes semi-annually on October 15 and April
15. Subject to certain conditions, we may be required by the indenture governing the senior notes to offer to repurchase a pro rata portion of the senior notes with a portion of our excess cash flow, as defined in the indenture. When we repay our term loan in full, the senior notes will be secured by a second priority lien on substantially all of our real property, equipment and other fixed assets. In addition, the indenture restricts, among other things, additional indebtedness, restricted payments, lien creation, asset sales and mergers.

Our credit facility is secured by substantially all of our assets. Availability under the revolving credit facility is based upon a borrowing base determined by eligible accounts receivable and inventory, as defined. Amounts outstanding under the senior credit facility will bear interest at either a prime rate or LIBOR plus, in each case, a spread based on our leverage ratio. During at least the first six months of the new facility, the margin on the term loan is fixed at 1.75% on prime rate loans or 2.75% on LIBOR loans, at our option. For that same time period, the margin on the revolving credit facility is fixed at 1.50% on prime rate loans or 2.50% on LIBOR loans, at our option. Thereafter, the margin on pricing will be adjusted quarterly based on our leverage ratio, ranging from 1.25% to 2.00% on prime rate or 2.25% to 3.00% on LIBOR for the term loan, and ranging from 1.00% to 1.75% on prime rate or 2.00% to 2.75% on LIBOR for the revolving credit facility. We are obligated to pay a 0.375% commitment fee for the unused line. As of June 28, 2003, in addition to the $40 million term loan, we had $47.0 million outstanding under the revolving credit facility and $4.0 million of outstanding letters of credit. On June 30, 2003, subsequent to the end of the second quarter of fiscal 2003, we made our first scheduled principal payment on the term loan of approximately $1.4 million.

As of August 5, 2003:

     - we had $53.5 million of borrowings outstanding under the revolving credit facility and $4.4 million of letters of credit outstanding;

     - we had availability of $38.5 million under the revolving credit facility; and

     - our $38.6 million term loan and $53.5 million in borrowings outstanding under the revolving credit facility bore interest at average rates of 3.85% and 3.72%, respectively.

The credit facility imposes certain restrictions on our activities, including, among others, restrictions on: capital expenditures; incurrence of debt, liens or guarantees in respect to obligations of any other person; sale of assets; acquisitions; sale/lease-back transactions; sale or discount of receivables; certain payments and investments; affiliate and subsidiary transactions; restrictions on payment of dividends and on repurchases of stock; derivatives; and excess cash. We are required to maintain a minimum fixed charge coverage ratio and we cannot exceed a maximum leverage ratio. For the remainder of fiscal 2003, these ratios are 1.15 to 1.00 and 4.25 to 1.00, respectively.

We were in compliance with all covenants of our credit facility as of June 28, 2003. Based on information currently available, we anticipate we should be able to meet the covenant requirements for the third fiscal quarter, but achieving the required performance levels in the fourth fiscal quarter will require significant improvement in current business activity.
As noted above, we see little evidence of such improvement at this time. If our performance does not improve sufficiently, we will likely be in violation of the financial covenants contained in the credit facility. In such case, we will seek an amendment to the credit facility or waivers of the covenants. If the lenders do not grant a waiver or amendment, we will be in default under the credit facility. If such a default occurs and is not waived by the lenders, the lenders could seek remedies against us, including acceleration of the debt outstanding, as set forth in the credit agreement. Any such default or acceleration could also give rise to a default under or acceleration of our other debt obligations, including the senior notes.

Under the credit agreement, scheduled amortization of the term loan began on June 30, 2003, in the quarterly amount of approximately $1.4 million, with a final scheduled amortization payment of approximately $11.4 million at maturity on April 15, 2008. In addition, mandatory prepayments of the term loan are required to be made from the lesser of (1) 75% of our excess cash flow, as defined in the credit agreement, determined at the end of each fiscal year, or (2) the amount which, after giving effect to such payment, would cause the average excess availability under the revolving credit facility over the prior 30-day period to equal $15.0 million. Mandatory prepayments are also required under the credit agreement in connection with certain events, such as the sale of assets, the issuance of capital securities or any indebtedness, and the receipt of insurance and condemnation award proceeds. Once the term loan is paid in full, the senior notes will be secured by a second priority lien on substantially all of our real property, equipment and other fixed assets.

We incurred fees and expenses of approximately $10 million in connection with the refinancing, which are being amortized to interest expense over the terms of the related debt. Unamortized fees and expenses of $1.3 million relating to the existing credit agreement and 10-1/8% senior subordinated notes that were paid off in connection with the refinancing were written off and charged to "Other expense" in the second quarter of fiscal 2003.

During the second quarter of fiscal 2003, there was a 30-day period prior to the redemption of the senior subordinated notes during which interest accrued on both the senior subordinated notes and the senior notes. This additional interest cost of approximately $1.0 million was paid in the second quarter of fiscal 2003.

Working Capital

Net cash generated from operating activities in the six months ended June 28, 2003 was $22.1 million. This amount includes cash from operating assets and liabilities of $5.0 million, comprised of a $4.9 million source from operating working capital (accounts receivable - $17.2 million source, inventories - $11.5 million use, and accounts payable and accrued expenses - $0.8 million use) and a $0.1 million source of cash for prepaid expenses and other assets and other liabilities.

Net cash generated from operating activities was $38.0 million in the six months ended June 29, 2002. This amount includes a source of cash from operating assets and liabilities of $9.4 million, comprised of a $14.2 million source of operating working capital (accounts receivable - $3.4 million use, inventories - $13.2 million source, and accounts payable and accrued expenses - $4.4 million source) and a $4.7 million use of cash for prepaid expenses and other assets and other liabilities.

Investing Activities

During the first six months of fiscal 2003, we purchased $7.6 million in equipment and manufacturing improvements.

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

   Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the factors set forth in Exhibit 99.1, "Cautionary Statements relating to Forward Looking Statements," filed with our Annual Report on Form 10-K for the year ended December 28, 2002, which are incorporated herein by this reference, and the following:

     - general economic conditions and the cyclicality of the textile industry;

     - the effect of the war in Iraq and any future armed conflict or terrorist activities;

     -  competitive conditions in the textile industry;

     -  our ability to achieve manufacturing cost reductions;

     - fluctuations in the price of raw materials or shortages of the supply of raw materials;

     -  our ability to maintain or acquire licenses;

     -  our ability to identify and respond to fashion trends;

     - our ability to fund our capital expenditure requirements needed to maintain our competitive position;

     - the effect of U.S. governmental policies regarding imports on our competitiveness;

     -  our ability to identify and complete acquisitions;

     - our compliance with environmental, health and safety laws and regulations;

     -  changes in our relationships with our large customers;
        business-related difficulties of our customers, including Kmart Corporation;

     -  risks associated with our operations in Mexico;

     -  our dependence on outside production sources;

     -  our ability to compete with foreign imports;

     -  our reliance on key management personnel;

     -  our relationships with the unions representing some of our employees;
        and

     -  the influence of our principal shareholders.

   Specific forward looking statements contained in this Quarterly Report include, among others, our expectations concerning our future sales and profitability, and our compliance with financial covenants in our credit facility. These forward looking statements are found in Part I, Item 2.
There can be no assurance that our assumptions are correct. You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

During the 90-day period prior to the filing date of this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon, and as of the date of, that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that all information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

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

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

             We held our Annual Meeting of Shareholders on April 25, 2003. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

    1.   Election of Directors

         Election of Group B Director, Rainer H. Mimberg to hold office until the Annual Meeting of Shareholders in 2005, or until his successor is elected and qualified:

         For:  28,743,987         Withheld:  60,424

             Election of Group C Directors Edward J. Lill and John F. Maypole to hold office until the Annual Meeting of Shareholders in 2006, or until their successors are elected and qualified:

         Edward J. Lill        For:  28,738,498   Withheld:  65,913

         John F. Maypole       For:  28,742,098   Withheld:  62,313

             Continuing directors are Donald J. Keller, Joseph L. Lanier, Jr. and Richard L. Williams.

         2.  To adopt and approve the 2003 Long-Term Incentive Plan.

         For:  26,797,084    Against: 1,868,715  Abstained:  138,612

Item 6.  Exhibits and Reports on Form 8-K.

                        (a) Exhibits:

             The exhibits to this Quarterly Report on Form 10-Q are listed in the accompanying Exhibit Index.

    (b)  Reports on Form 8-K:

          (i) On April 16, 2003, we filed a Current Report on Form 8-K reporting under Item 5 the closing of the refinancing of our senior credit facility and our 10-1/8% senior subordinated notes.

          (ii) On April 25, 2003, we filed a Current Report on Form 8-K reporting under Item 12 our first quarter earnings and other financial information with respect to fiscal 2003.

          (iii) On June 12, 2003, we filed a Current Report on Form 8-K reporting under Item 5 the closing of two manufacturing facilities and a restructuring charge in the second quarter, as well as earnings expectations for the second quarter and the remainder of the fiscal year.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DAN RIVER INC.

Date:  August 12, 2003            /s/ Barry F. Shea
                                  -----------------------------------
                                  Barry F. Shea
                                  Executive Vice President-Chief
                                  Financial Officer
                                  (Authorized Signing Officer and
                                  Principal Financial Officer)



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

3.2 Bylaws of Dan River Inc. (incorporated by reference to Exhibit 3.2 in Amendment No. 1 to Registration Statement on Form S-1 (File
                   No. 333-36479)).

4                  Indenture dated April 15, 2003 between Dan River
                   Inc. and HSBC Bank USA (including Form of Note) trustee (incorporated by reference to Exhibit 4 in Dan River's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10 Credit Agreement dated as of April 15, 2003 among Dan River Inc., as Borrower, The Lenders signatory thereto from time to time, as Lenders, and Deutsche Bank Trust Company Americas, as
                   Agent, Fleet Capital Corporation, as Syndication
                   Agent, and Wachovia Bank, National Association, as Documentation Agent trustee (incorporated by reference to Exhibit 10 in Dan River's
                   Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

11                 Statement regarding Computation of
                   Earnings per share (incorporated by
                   reference to Note 9 to the Unaudited
                   Condensed Consolidated Financial
                   Statements included in this
                   Quarterly Report on Form 10-Q)

31.1*              Rule 13a-14(a)/15d-14(a) Certification of Joseph L.
                   Lanier, Jr.

31.2*              Rule 13a-14(a)/15d-14(a) Certification of Barry F. Shea

32*                Certification Pursuant to 18 U.S.C. Section
                   1350 as Adopted Pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002

------------------
*Filed herewith
