Form 10-Q
period 2003-09-27
DAN RIVER INC /GA/
filed 2003-11-12
CIK 914384

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

          For the quarterly period ended September 27, 2003
                                     OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/      No / /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes  / /   No   /x/

Number of shares of common stock outstanding as of September 27, 2003:
                                        Class A:  20,432,875 Shares
                                        Class B:   2,062,070 Shares



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                            See Following Pages.

                               DAN RIVER INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Sept. 27,     December 28,
                                                     2003          2002
                                                 -----------    -----------
                                                 (in thousands, except share
                                                       and per share data)
                                   ASSETS
Current assets:
  Cash and cash equivalents                      $     2,147    $     2,832
  Accounts receivable, net                            50,994         71,292
  Inventories                                        159,789        151,586
  Prepaid expenses and other current assets           11,417          4,175
  Deferred income taxes                               10,333         15,492
                                                 -----------    -----------
       Total current assets                          234,680        245,377

Property, plant and equipment                        484,291        508,637
  Less accumulated depreciation and amortization    (271,168)      (260,462)
                                                 -----------    -----------
    Net property, plant and equipment                213,123        248,175

Goodwill, net                                             --         91,701
Other assets                                          18,676         10,269
                                                 -----------    -----------
                                                 $   466,479    $   595,522
                                                 ===========    ===========


                               DAN RIVER INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   Sept. 27,    December 28,
                                                     2003          2002
                                                 ------------   ------------
                                                 (in thousands, except share
                                                       and per share data)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current maturities of long-term debt           $    246,556   $   241,231
  Accounts payable                                     16,805        25,802
  Accrued compensation and related benefits            17,735        23,693
  Other accrued expenses                               17,520         8,944
                                                 ------------   -----------
    Total current liabilities                         298,616       299,670

Other liabilities:

  Long-term debt                                        6,872        10,792
  Deferred income taxes                                10,333        15,257
  Other liabilities                                    41,649        40,766

Shareholders' equity:

  Preferred stock, $.01 par value; authorized
    50,000,000 shares; no shares issued                    --            --
  Common stock, Class A, $.01 par value;
    authorized 175,000,000 shares; issued
    and outstanding 20,432,875 shares
    (20,362,773 shares at December 28, 2002)              204           204
  Common stock, Class B, $.01 par value;
    authorized 35,000,000 shares; issued
    and outstanding 2,062,070 shares                       21            21
  Common stock, Class C, $.01 par value;
    authorized 5,000,000 shares; no shares
    outstanding                                            --            --
  Additional paid-in capital                          210,019       209,952
  Retained earnings (deficit)                         (86,502)       33,688
  Accumulated other comprehensive loss                (14,300)      (14,387)
  Unearned compensation-restricted stock                 (433)         (441)
                                                 ------------   -----------
    Total shareholders' equity                        109,009       229,037
                                                 ------------   -----------
                                                 $    466,479   $   595,522
                                                 ============   ===========



                          See accompanying notes.

                               DAN RIVER INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                          Three Months Ended            Nine Months Ended
                        -----------------------       ----------------------
                         Sept. 27, Sept. 28,          Sept. 27,     Sept. 28,
                           2003      2002               2003         2002
                        --------- -----------         ---------   ----------

                                  (in thousands, except per share data)

Net sales               $ 103,728 $ 147,411           $ 367,448  $ 459,771

Costs and expenses:
  Cost of sales            94,936   116,470             316,250    377,010
Selling, general
    and administrative
    expenses               13,840    16,441              47,095     51,406
  Impairment of
     goodwill              91,701        --              91,701         --
  Other operating
     costs, net               800        --              12,549       (310)
                        --------- ---------           ---------  ---------
Operating income (loss)   (97,549)   14,500            (100,147)    31,665

Other income (expense)      1,144      (103)                949        105
Interest expense           (7,130)   (6,450)            (20,757)   (20,978)
                        --------- ---------           ---------  ---------
Income (loss) before
  income taxes and
  cumulative effect
  of accounting
  change                 (103,535)    7,947            (119,955)    10,792
Provision for
  income taxes                 --     3,248                 235      7,570
                        --------- ---------           ---------  ---------
Income (loss) before
  cumulative effect of
  accounting change      (103,535)    4,699            (120,190)     3,222
Cumulative effect of
  accounting change,
  net of tax                   --        --                  --    (20,701)
                        --------- ---------           ---------  ---------
Net income (loss)       $(103,535)$   4,699           $(120,190) $ (17,479)
                        ========= =========           =========  =========

                          See accompanying notes.

                               DAN RIVER INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED



                          Three Months Ended            Nine Months Ended
                        -----------------------       ----------------------
                         Sept. 27,      Sept. 28,     Sept. 27,     Sept. 28,
                           2003          2002           2003         2002
                        ---------      ---------      ---------   ----------


Earnings (loss) per
  share--basic:
    Income (loss) before
      cumulative effect
      of accounting
      change            $   (4.70)     $    0.22      $   (5.47)  $   0.15

    Cumulative effect of
      accounting change,
      net of tax               --             --             --      (0.95)
                        ---------      ---------      ---------   --------
Net Income (loss)  $        (4.70)     $    0.22      $   (5.47)  $  (0.80)
                        =========      =========      =========   ========

Earnings (loss) per share
  --diluted:
    Income (loss) before
      cumulative effect
      of accounting
      change            $   (4.70)     $    0.21      $   (5.47) $    0.15
Cumulative effect of
      accounting change,
      net of tax               --             --             --      (0.94)
                        ---------      ---------      ---------   --------
    Net income (loss)   $   (4.70)     $    0.21      $   (5.47)  $  (0.79)
                        =========      =========      =========   ========





                          See accompanying notes.

                               DAN RIVER INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                 ---------------------------
                                                  Sept. 27,       Sept. 28,
                                                     2003           2002
                                                 ------------   ------------
                                                       (in thousands)
Cash flows from operating activities:
  Net loss                                         $ (120,190)  $  (17,479)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Noncash interest expense                          2,041        2,064
      Depreciation and amortization of
        property, plant and equipment                  27,674       28,339
      Amortization of restricted stock compensation       241          221
      Deferred income taxes                               235       12,520
      Writedown/disposal of assets                        102           42
      Other operating costs, net                       12,549         (310)
      Write-off of unamortized debt costs               1,299           --
      Impairment of goodwill                           91,701           --
      Cumulative effect of accounting change,
        net of tax                                         --       20,701
      Changes in operating assets and liabilities:
        Accounts receivable                            20,325       (2,681)
        Inventories                                    (8,338)       5,124
        Prepaid expenses and other assets              (2,182)         668
        Accounts payable and accrued expenses          (7,596)       3,474
        Other liabilities                                 456          336
                                                   ----------   ----------
    Net cash provided by operating activities          18,317       53,019
                                                   ----------   ----------
Cash flows from investing activities:
  Capital expenditures                                 (9,856)      (8,587)
  Proceeds from sale of assets                             48          642
                                                   ----------   ----------
    Net cash used by investing activities              (9,808)      (7,945)
                                                   ----------   ----------
Cash flows from financing activities:
  Payments of long-term debt                         (259,186)      (5,897)
  Proceeds from issuance of long-term debt            254,568           --
  Debt issuance costs                                 (10,207)         (34)
  Revolving credit facilities--borrowings              92,000       70,500
  Revolving credit facilities-payments                (86,372)    (115,500)
  Proceeds from exercise of stock options                   3           --
                                                   ----------   ----------
    Net cash used by financing activities              (9,194)     (50,931)
                                                   ----------   ----------
Net decrease in cash and cash equivalents                (685)      (5,857)
Cash and cash equivalents at beginning of period        2,832        8,316
                                                   ----------   ----------
Cash and cash equivalents at end of period         $    2,147   $    2,459
                                                   ==========   ==========

                          See accompanying notes.

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of Dan River Inc. and its wholly-owned subsidiaries (collectively, the "Company"). In the opinion of management, all
    adjustments (consisting of normal recurring accruals)   considered
    necessary for a fair presentation of results for the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

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

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                          Three Months Ended       Nine Months Ended
                        -----------------------  ----------------------
                        Sept. 27, Sept. 28,      Sept. 27,    Sept. 28,
                           2003     2002           2003         2002
                        --------- --------       --------     --------
                               (in thousands, except per share data)

Net income (loss):
  As reported           $(103,535) $  4,699      $(120,190)  $  (17,479)
  Less:  pro forma expense
    related to stock
    options                  (159)     (186)          (432)        (558)
                       ---------   -------      ---------    ---------
  Pro forma             $(103,694) $  4,513      $(120,622)   $ (18,037)
                       =========  ========      =========    =========

Per share:

  As reported-
    Basic               $   (4.70) $   0.22      $   (5.47)  $    (0.80)
    Diluted                 (4.70)     0.21          (5.47)       (0.79)

  Pro forma--
    Basic               $   (4.71) $   0.21      $   (5.49)   $   (0.83)
    Diluted                 (4.71)     0.20          (5.49)       (0.81)


3.   Goodwill

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

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     In the third quarter of fiscal 2003, the Company recorded a $91,701,000 charge for impairment of goodwill, which represented the write-off of the entire remaining balance of goodwill, all of which relates to the home fashions bedding business unit. Due to the recent deterioration in the performance of this business, which is considered an indication of possible impairment under accounting guidelines, the Company evaluated goodwill for impairment in the third quarter of fiscal 2003, rather than waiting for the annual impairment review that is normally performed in the fourth quarter of the fiscal year. With the assistance of an outside consultant, the Company has completed the first step of the review, which, based on a comparison of the fair value of the home fashions bedding business unit to its book value, indicated that the goodwill is, in fact, impaired. For this purpose, the fair value of the business unit was determined primarily by a discounted cash flow approach. The second step of the review, which involves valuing the business unit's identifiable assets and liabilities, will be finalized in the fourth quarter. However, based on work performed to date, the Company estimates that the goodwill is completely impaired.
     Accordingly, the write-off of the balance of goodwill was recorded in the third quarter of fiscal 2003. If the actual amount of impairment, based on finalization of the second step of the review, differs from the estimated amount, the difference will be reflected in results for the fourth quarter of fiscal 2003.

4.  Inventories

    The components of inventory are as follows:

                                        Sept. 27,     December
                                          2003        28, 2002
                                       ----------     ---------
                                            (in thousands)
         Finished goods                $ 52,654       $ 52,088
         Work in process                 95,107         85,827
         Raw materials                    3,626          3,348
         Supplies                         8,402         10,323
                                       --------       --------
              Total Inventories        $159,789       $151,586
                                       ========       ========

5.   Long-Term Debt

     On April 15, 2003 the Company completed the refinancing of substantially all of its outstanding long-term debt. The refinancing included the sale, at 95.035% of par, of $157 million aggregate principal amount of the Company's 12-3/4% senior notes due 2009, yielding approximately 14%, in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. In addition, the Company entered into a new senior secured credit facility, consisting of a five-year $40 million

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     term loan and a five-year $160 million revolving credit facility. The revolving credit facility includes borrowing availability of up to $25 million for letters of credit.

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

     A registration statement on Form S-4 has been filed with the Securities and Exchange Commission with respect to the senior notes, but is not yet effective. In accordance with the registration rights agreement entered into in connection with the offering of the notes, the coupon rate on the notes has been temporarily increased by 25 basis points pending the consummation of the exchange offer contemplated by the registration statement. If the registration statement is not declared effective by December 11, 2003, or the Company does not consummate the exchange offer by January 10, 2004, the coupon rate will increase by an additional 25 basis points until such time as the registration statement is declared effective or the exchange offer is consummated, as the case may be. The senior notes are callable subject to a make-whole provision. Subject to certain conditions, the Company may be required by the indenture governing the senior notes to offer to repurchase a pro rata portion of the senior notes with a portion of excess cash flow, as defined in the indenture. In addition, the indenture restricts, among other things, additional indebtedness, restricted payments, lien creation, asset sales, and mergers. Interest is payable on the senior notes semi-annually on October 15 and April 15.

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

     Under the senior credit facility, the Company is required to maintain a minimum fixed charge ratio and not to exceed a maximum leverage ratio. The senior credit facility also imposes restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale or discount of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash.

     The term loan requires scheduled quarterly principal payments of $1,428,572 that began on June 30, 2003, with a final scheduled amortization payment of $11,428,570 on the April 15, 2008 maturity. In

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     addition, mandatory prepayments on the term loan are required if annual cash flow exceeds certain limits or for certain events, such as the sale of assets and the issuance of capital securities or indebtedness. Once the term loan is paid in full other than through a refinancing, the senior notes will be secured by a second priority lien on substantially all of the Company's real property, equipment and other fixed assets. At that time, the Company is required to offer to repurchase a pro rata portion of the senior notes if annual cash flow exceeds certain limits.

     The Company incurred fees and expenses of approximately $10 million in connection with the refinancing, which are being amortized to interest expense over the terms of the related debt. Unamortized fees and expenses of $1,299,000 relating to the existing credit agreement and 10-1/8% senior subordinated notes that were paid off in connection with the refinancing were written off and charged to "other expense."

     Prior to the end of the third quarter of fiscal 2003, the Company advised its senior secured lenders that it expected to violate the covenant specifying the maximum leverage ratio at the end of the quarter. Subsequent to the end of the third fiscal quarter, the Company entered into an amendment and waiver agreement with the lenders pursuant to which the lenders permanently waived this covenant violation. The Company paid an amendment fee in the amount of $250,000. The amendment and waiver agreement also contains, among other provisions, new requirements specifying minimum levels of excess availability under the revolving credit facility and monthly operating EBITDA during the fiscal fourth quarter.

     Based on information currently available, the Company believes that it should be able to meet the monthly covenant requirements in the fourth fiscal quarter, and accordingly, anticipates that it will have sufficient liquidity under the credit facility to provide for anticipated working capital needs and debt service obligations during the fourth quarter of fiscal 2003. The Company anticipates that it will need relief from the minimum fixed charge ratio and maximum leverage ratio covenants contained in the credit facility as of the end of the fourth quarter of fiscal 2003 and for some period thereafter. The Company expects to work with its lending group to negotiate such further amendments or waivers as will be necessary to maintain compliance with the terms of the credit facility. If the Company experiences violations of the monthly or quarterly covenants discussed above, and the lenders do not grant such additional forbearance, waivers or amendments as may be required with respect to the credit agreement, the Company will be in default, the Company will be unable to borrow under the credit facility, and the lenders could seek remedies against it, including acceleration of the debt outstanding, as set forth in the credit agreement. An acceleration could also give rise to a default under or acceleration of other debt obligations, including the senior notes.

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Because it is probable that the Company will violate the covenants specifying minimum fixed charge and maximum leverage ratios at the end of the fourth quarter, the Company is required to report its senior secured debt as long-term debt due currently. Additionally, all senior debt which would be subject to cross acceleration in the event the senior secured lenders elected to accelerate the debt under the senior credit facility has been reported as current, notwithstanding the fact that no default has occurred with respect to this debt, which consists primarily of the 12 3/4% senior notes.

     Long-term debt at September 27, 2003 consists of the following (in thousands):

          Senior notes, net of unamortized original
           issue discount                                $  149,600
          Revolving credit facility                          53,992
          Term loan                                          38,571
          Capital leases and other borrowings                11,265
                                                         ----------
                                                            253,428
          Less: current maturities                          246,556
                                                         ----------
          Total long-term debt                           $    6,872
                                                         ==========

    At September 27, 2003, the average interest rate on borrowings under the revolving credit facility and term loan were 3.83% and 3.87%, respectively. Also at September 27, 2003, $3,504,000 of letters of credit were outstanding and $40,780,000 was unused and available for borrowing under the revolving credit facility.

6.  Other Operating Costs, Net

     Other operating costs, net for the first nine months of fiscal 2003 consisted of a $12,189,000 pre-tax charge relating to the closure of two manufacturing facilities, $800,000 in severance and benefits expense relating to staff reductions, and a $440,000 gain from the sale of surplus equipment.

     On June 11, 2003 the Company announced that it would be closing a home fashions weaving facility located in Greenville, South Carolina and a comforter sewing plant in Ft. Valley, Georgia, in order to rationalize capacity in its home fashions business. In connection with the closings, a $12,189,000 pre-tax charge was recorded in the second quarter of fiscal 2003, consisting of a $10,238,000 non-cash writedown of fixed assets, and $1,951,000 of other exit costs, primarily severance and benefits associated with the termination of 630 employees. The shutdown of the plants was substantially completed in the third quarter

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     of fiscal 2003. Through September 27, 2003, $434,000 of the severance and other exit costs had been paid. The Company expects that the remainder will be paid out by the end of the first quarter of fiscal 2004.

     Except as disclosed in Note 12, certain equipment from the closed facilities is being moved to facilities in Danville, Virginia and Morven, North Carolina, and will be put back into operation when demand for the Company's home fashions products returns to more normalized levels. Prior to June 28, 2003 the Company began to actively market the Greenville and Ft. Valley real estate as well as surplus equipment from the closed plants. The total fair value of the remaining assets less costs to sell, estimated to be $5,618,000, is included under "Prepaid expenses and other current assets" on the condensed consolidated balance sheet as of September 27, 2003.

     On August 22, 2003 the Company announced that, in order to reduce overhead costs, it had eliminated approximately 80 salaried positions throughout the Company's operations. Estimated annual savings from the staff reductions are $4.3 million, which will impact cost of sales and selling, general and administrative expenses on an approximately equal basis. A pre-tax charge of $800,000 was recorded in the third quarter of fiscal 2003, representing the estimated severance and employee benefit costs associated with the staff reductions. Through September 27, 2003, $227,000 of the severance and benefit costs had been paid, and the Company expects that the remainder will be paid out by the end of the first quarter of fiscal 2004.

     Other operating costs, net for the first nine months of fiscal 2002 consisted of a $310,000 pre-tax gain from the reversal of a portion of the loss recorded in the prior year relating to the plant consolidation program announced in December 2001. The gain is attributable to the receipt by the Company of $360,000 in net proceeds from the sale of its Newnan, Georgia facility and surplus equipment, compared to a carrying value of $50,000.

7.  Income Taxes

     No income tax benefits were recorded against the pre-tax losses for the three- and nine- month periods ended September 27, 2003. A substantial portion of the losses was caused by impairment of goodwill, which is not deductible for tax purposes. In addition, the Company recorded increases to the valuation allowance against deferred tax assets of $3,784,000 and $10,552,000, for the three- and nine-month periods ended September 27, 2003, respectively, which resulted in the Company's net deferred tax assets being fully offset by the valuation allowance at September 27, 2003. The increases were necessary because, in light of the Company's recent operating performance, it is management's opinion that it is more likely than not that a portion of the deferred tax benefits will not be realized. Realization of certain of these tax benefits, including potential tax savings of approximately $16,500,000 from the use of net operating loss and tax credit

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     carryforwards, is generally dependent on the generation of taxable income in the future. The Company will continue to assess the valuation allowance, and to the extent it is determined that all or a portion of the allowance is no longer required, the tax benefits relating to the net deferred tax assets will be recognized in the future.

     The income tax provision for the nine months ended months ended Septem-ber 28, 2002 includes an increase to income tax expense of $2,800,000 attributable to the Job Creation and Worker Assistance Act of 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in the Company receiving a $5,500,000 refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2,800,000 increase to the income tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that could not be utilized to offset tax before their expiration.

8.  Shareholders' Equity

    Activity in Shareholders' Equity is as follows:


                                                     Accumu-
                                                     lated     Unearned
                                Addi-                Other     Compen-    Total
                                tional   Retained    Compre-   sation-    Share
                Common Stock    Paid-in  Earnings    hensive   Restricted holders'
              Class A  Class B  Capital  (deficit)   Loss      Stock      Equity
              -------  ------- -------- --------     -------   --------   --------
                                          (in thousands)

Balance at
  December 28,
  2002           $  204  $  21 $ 209,952 $  33,688  $(14,387) $   (441)  $ 229,037
Comprehensive loss:
  Net loss           --     --        --  (120,190)       --        --    (120,190)
  Unrealized gain
    on securities    --     --        --        --        87        --          87
                ------- ------ ---------  --------  --------   -------    --------
  Comprehensive
    loss                                                                  (120,103)
Exercise of
  stock options      --     --         3        --        --        --           3
Restricted stock
  awards              1     --       232        --        --      (233)         --
Retirement of
  common stock       (1)    --      (168)       --        --        --        (169)
Amortization of
  unearned compen-
  sation             --     --        --        --        --       241         241
                ------- ------  --------  --------   -------  --------    --------
Balance at
  September 27,
    2003        $   204 $   21 $ 210,019 $ (86,502) $(14,300) $   (433)  $ 109,009
                ======= ====== ========= =========  ========  ========   =========

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                          Three Months Ended            Nine Months Ended
                        -----------------------       ----------------------
                         Sept. 27,     Sept. 28,      Sept. 27,    Sept. 28,
                           2003          2002           2003          2002
                        ---------      --------       --------      --------
                               (in thousands, except per share data)
Numerator for basic and
 diluted earnings per share:
  Income (loss) before
    cumulative effect of
    accounting change   $(103,535)     $   4,699      $(120,190) $   3,222
  Cumulative effect of
    accounting change          --             --             --    (20,701)
                        ---------      ---------      ---------  ---------
  Net income (loss)     $(103,535)     $   4,699      $(120,190) $ (17,479)
                        =========      =========      =========  =========
Denominator:
  Denominator for
    basic earnings
    per share--
    weighted-average
    shares                 22,016         21,840         21,985     21,823

  Effect of dilutive
    securities:
      Employee stock
      options and
      restricted
      stock awards             --            459             --        316
                        ---------      ---------      ---------  ---------
  Denominator for
    diluted earnings
    per share--weighted
    average shares
    adjusted for
    dilutive securities    22,016         22,299         21,985     22,139
                        =========      =========      =========  =========
Earnings (loss) per share:

  Basic:
    Income (loss) before
      cumulative effect of
      accounting change $   (4.70)     $    0.22      $   (5.47) $    0.15
    Cumulative effect of
      accounting change        --             --             --      (0.95)
                        ---------      ---------      ---------  ---------
    Net income (loss)   $   (4.70)     $    0.22      $   (5.47) $   (0.80)
                        =========      =========      =========  =========

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Earnings Per Share, continued

                          Three Months Ended            Nine Months Ended
                        -----------------------       ----------------------
                         Sept. 27,     Sept. 28,      Sept. 27,    Sept. 28,
                           2003          2002           2003         2002
                        ---------      --------       --------     --------
  Diluted:
    Income (loss) before
      cumulative effect of
      accounting change $   (4.70)     $    0.21      $   (5.47) $    0.15
    Cumulative effect of
      accounting change        --             --             --      (0.94)
                        ---------      ---------      ---------  ---------
    Net income (loss)   $   (4.70)     $    0.21          (5.47) $   (0.79)
                        =========      =========      =========  =========

10.  Other Income (Expense)

     Other income (expense) consists of interest income, gains on sales of nonoperating assets and other miscellaneous items of income and expense. The majority of other income (expense) for the third quarter of fiscal 2003 consists of gains related to life insurance policies. Significant items included in other income (expense) for the first nine months of fiscal 2003, were $1,560,000 in gains related to life insurance policies, interest income of $293,000 and $1,299,000 in expense for the write-off of unamortized costs associated with debt retired in connection with the Company's refinancing completed in April 2003.

                               DAN RIVER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Segment Information

    Summarized information by reportable segment is shown in the following tables:

                          Three Months Ended           Nine Months Ended
                        -----------------------       ----------------------
                         Sept. 27,     Sept. 28,     Sept. 27,     Sept. 28,
                           2003          2002          2003
2002
                        ---------      --------      --------     --------
                                             (in thousands)
Net sales:
    Home fashions       $  76,389      $ 105,857     $ 262,220   $ 329,059
    Apparel fabrics        20,549         31,272        79,652     100,154
    Engineered products     6,790         10,282        25,576      30,558
                        ---------      ---------     ---------    --------
    Consolidated net
      sales             $ 103,728      $ 147,411     $ 367,448   $ 459,771
                        =========      =========     =========    ========
Operating income (loss):
    Home fashions       $    (142)     $  13,632     $  12,169   $  31,157
    Apparel fabrics        (3,242)         1,681        (4,391)      1,427
    Engineered products    (1,029)          (531)       (2,497)     (1,141)
    Corporate items not
      allocated to segments:
      Impairment of
        goodwill          (91,701)            --       (91,701)         --
      Other operating
        costs, net           (800)            --       (12,549)        310
      Other                  (635)          (282)       (1,178)        (88)
                        ---------      ---------     ---------    --------
    Consolidated
      operating
      income (loss)     $ (97,549)     $  14,500     $(100,147)  $  31,665
                        =========      =========     =========   =========

12.    Subsequent Events

     On November 10, 2003 the Company announced that it would close its apparel fabrics weaving facility in Sevierville, Tennessee and its home fashions distribution center in Juliette, Georgia. The plant closures will affect approximately 440 employees. The Company also announced that it no longer intends to install a significant portion of the equipment from its Greenville, South Carolina home fashions weaving facility, which was closed earlier in fiscal 2003, in its facility in Danville, Virginia (see Note 6). Instead, certain equipment from the Sevierville facility will be transferred to Danville. In connection with these actions, the Company expects to record a pre-tax charge, primarily non-cash, of up to $17,000,000 million in the fourth quarter of fiscal 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW

We had a net loss of $103.5 million, or $4.70 per diluted share, in the third quarter of fiscal 2003, which includes a $91.7 million non-cash charge for impairment of goodwill. This compares to net income of $4.7 million, or $0.21 per diluted share, for the third quarter of fiscal 2002. For the first nine months of fiscal 2003, we had a net loss of $120.2 million, or $5.47 per diluted share, compared to net income of $3.2 million, or $0.15 per diluted share, for the first nine months of fiscal 2002, before the effect of an accounting change related to goodwill.

Our three business segments had operating losses totaling $4.4 million in the third quarter of fiscal 2003, compared to operating income of $14.8 million in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, segment operating income was $5.2 million, compared to $31.4 million in the first nine months of fiscal 2002. The deterioration in segment operating results was primarily the result of low sales volume. All three of our business segments have experienced significant sales declines. We believe that the sales declines in our home fashions and apparel fabrics segments reflect a weak retail environment for our product categories. We also believe that home fashions sales were impacted by retailers' attempts to reduce their inventory levels. Due to the low level of demand, we reduced plant running schedules, and in some cases, curtailed operations, both of which caused manufacturing inefficiencies. This resulted in underabsorbed overhead, and thus higher per-unit costs.

Consolidated operating income for the first-nine months of fiscal 2003 was also burdened with a $12.2 million pre-tax charge related to the closure of two home fashions manufacturing facilities, which we recorded in the second quarter. The closures will help to bring our capacities in line with current demand and reduce manufacturing costs. The shutdown of both facilities was substantially completed in the third quarter. In addition, we recorded a $0.8 million pre-tax charge in the third quarter of fiscal 2003 for severance and benefits costs relating to the elimination of 80 salaried positions.

Other significant items that contributed to the loss for the first nine months of fiscal 2003 include:

  - the write-off of $1.3 million in unamortized costs related to debt that was prepaid in connection with our refinancing transactions completed in April;

  - $1.0 million of additional interest expense we incurred in the 30-day period after completion of the refinancing when both our 10-1/8% senior subordinated notes due 2003 and our newly issued 12-3/4% notes due 2009 were outstanding; and

  - increases in the valuation allowance against deferred tax assets, which effectively resulted in no income tax benefits being recorded against the losses for the third quarter and first nine months of fiscal 2003.

As we look to the fourth quarter of fiscal 2003, we expect net sales to be at approximately the same levels as they were in the third quarter. Due to continuing sluggish sales, we have scheduled several weeks of production curtailments during the fourth quarter in order to reduce inventories. The combination of the low level of sales and the production downtime we have scheduled will adversely affect operating results.

In order to further reduce costs, on November 10, 2003 we announced that we are closing our apparel fabrics weaving facility in Sevierville, Tennessee and our home fashions distribution center in Juliette, Georgia. In addition, we no longer intend to install a large portion of the equipment from the Greenville, South Carolina home fashions weaving facility, which was closed earlier in fiscal 2003, in our facility in Danville, Virginia. Instead, certain equipment from the Sevierville facility will be transferred to Danville. In connection with these actions, we expect to record a pre-tax charge, primarily non-cash, of up to $17 million in the fourth quarter of fiscal 2003. Expected annual savings from this consolidation, which will not be realized until fiscal 2004, are in the range of $6 to $7 million.

    Comparison of Three Months Ended September 27, 2003 and September 28,
2002

NET SALES

Net sales for the third quarter of fiscal 2003 were $103.7 million, a decrease of $43.7 million or 29.6% from the third quarter of fiscal 2002.

Net sales of home fashions products were $76.4 million for the third quarter of fiscal 2003, a decrease of $29.5 million or 27.8% from the third quarter of fiscal 2002. The decrease was caused by lower sales across all retail distribution channels, reflecting reduced consumer demand, and, we believe, retailers' attempts to reduce their inventory levels. Lower unit volume and a less profitable sales mix each contributed approximately equally to the sales decline.

Net sales of apparel fabrics for the third quarter of fiscal 2003 were $20.5 million, down $10.7 million or 34.3% from the third quarter of fiscal 2002. The decrease was caused by lower unit volume in most product categories. The most significant decreases were in sales of men's dress shirting fabrics, which decreased by $4.1 million, reflecting the weak retail environment, and in sales of sportswear fabrics, which decreased by $3.2 million, mostly due to the discontinuation of certain pant fabric programs that were first introduced in fiscal 2002.

Net sales of engineered products for the third quarter of fiscal 2003 were $6.8 million, a decrease of $3.5 million or 34.0% from the third quarter of fiscal 2002. The decrease was caused by lower unit sales in all product categories, reflecting generally soft demand, and, we believe, attempts by our customers to reduce their inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $13.8 million for the third quarter of fiscal 2003 (13.3% of net sales), a decrease of $2.6 million or 15.8% from $16.4 million (11.2% of net sales) for the third quarter of fiscal 2002. Approximately one half of the decrease is attributable to lower incentive compensation expense due to the failure to meet operating income targets. The remainder of the decrease reflects generally lower expenses due to our efforts to control costs, including the effects of the staff reductions that we announced in August 2003 which are discussed below.

OPERATING INCOME

We had a consolidated operating loss of $97.5 million in the third quarter of fiscal 2003, including a $91.7 million charge for impairment of goodwill, compared to $14.5 million in operating income for the third quarter of fiscal 2002.

    Segment Operating Income:

The home fashions segment had a $0.1 million operating loss for the third quarter of fiscal 2003, compared to $13.6 million in operating income for the third quarter of fiscal 2002. The decrease in operating income in the third quarter of fiscal 2003 was primarily due to the drop in sales, and higher per-unit costs resulting from reduced plant running schedules and production curtailments in order to reduce inventory levels.

The apparel fabrics segment had a $3.2 million operating loss for the third quarter of fiscal 2003, compared to $1.7 million in operating income for the third quarter of fiscal 2002. The decrease in operating income in the third quarter of fiscal 2003 was generally attributable to the lower sales volume discussed above and related higher per-unit costs associated with underabsorbed overhead.

The engineered products segment had a $1.0 million operating loss in the third quarter of fiscal 2003, compared to a $0.5 million operating loss in the third fiscal quarter of 2002. Operating results in both periods were hampered by low sales volume and inefficient manufacturing performance. The larger increased operating loss in the third quarter of fiscal 2003 was caused primarily by a further decrease in sales volume.

Corporate Items:

Corporate items not allocated to segments in the third quarter of fiscal 2003 consisted of a $91.7 million charge for impairment of goodwill, $0.8 million in severance and benefits relating to staff reductions (reported as "Other operating costs, net,") and idle facility costs and other expenses totaling $0.6 million. Corporate items not allocated to segments in the third quarter of fiscal 2002 consisted of idle facility costs and other expenses totaling $0.3 million.

The goodwill impairment charge represents the write-off of the entire remaining balance of goodwill, all of which relates to our home fashions bedding business unit. Due to the recent deterioration in the performance of this business, which is considered an indication of possible impairment under accounting guidelines, we evaluated goodwill for impairment in the third quarter of fiscal 2003, rather than waiting for the annual impairment review that is normally performed in the fourth quarter of the fiscal year. With the assistance of an outside consultant, we have completed the first step of the review, which indicated that the goodwill is, in fact, impaired. The second step of the review, which involves valuing the business unit's identifiable assets and liabilities, will be completed in the fourth quarter. However, based on our preliminary analysis, we estimate that the goodwill is completely impaired. Accordingly, we recorded a $91.7 million impair-ment charge in the third quarter of fiscal 2003. If the actual amount of impairment, based on completion of the second step of the review, differs from the estimated amount, the difference will be reflected in our results for the fourth quarter of fiscal 2003.

On August 22, 2003, we announced that, in order to reduce overhead costs, we have eliminated approximately 80 salaried positions throughout our operations. We estimate the annual savings from the staff reductions to be $4.3 million, which will impact our cost of sales and selling, general and administrative expenses on an approximately equal basis. We recorded a pre-tax charge of $0.8 million in the third quarter of fiscal 2003, representing the estimated severance and employee benefit costs associated with the staff reductions. Substantially all of the severance and benefits will be paid out by the end the first quarter of fiscal 2004.

INTEREST EXPENSE

Interest expense was $7.1 million for the third quarter of fiscal 2003, an increase of $0.7 million from $6.4 million for the third quarter of fiscal 2002. The increase reflects the effect of higher average interest rates in the third quarter of fiscal 2003, offset in part by a $0.5 million reduction in interest due to lower average debt levels. The higher average rate was attributable to our 12-3/4% senior notes, which were issued in connection with our refinancing completed on April 15, 2003 (see discussion below under "Liquidity and Capital Resources"). The notes were issued at a discount to yield an effective interest rate of 14% on $157 million aggregate principal amount.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was $1.1 million (income) for the third quarter of fiscal 2003, compared to $0.1 million (expense) for the third quarter of fiscal 2002. Substantially all of the fiscal 2003 amount is attributable to gains related to life insurance policies.

INCOME TAX PROVISION

We did not record an income tax benefit against the pre-tax loss for the third quarter of fiscal 2003. A substantial portion of the loss was caused by impairment of goodwill, which is not deductible for tax purposes. In addition, we recorded a $3.8 million increase to the valuation allowance against deferred tax assets during the quarter, which resulted in our net deferred tax assets being fully offset by the valuation allowance at September 27, 2003. The increase was necessary because, in light of the Company's recent operating performance, it is management's opinion that it is more likely than not that a portion of the deferred tax benefits will not be realized. Realization of certain of these tax benefits, including potential tax savings of approximately $16.5 million from the use of net operating loss and tax credit carryforwards, is generally dependent on the generation of taxable income in the future. We will continue to assess the valuation allowance, and to the extent it is determined that all or a portion of the allowance is no longer required, the tax benefits relating to the net deferred tax assets will be recognized in the future.

The income tax provision was $3.2 million (40.9% of pre-tax income) for the third quarter of fiscal 2002. The relatively high effective rate is due to losses from our Mexican operations, for which no tax benefit was provided.

    Comparison of Nine Months Ended September 27, 2003 and September 28, 2002

NET SALES

Net sales for the first nine months of fiscal 2003 were $367.4 million, a decrease of $92.3 million or 20.1% from net sales of $459.8 million for the first nine months of fiscal 2002.

Net sales of home fashions products were $262.2 million for the first nine months of fiscal 2003, a decrease of $66.8 million or 20.3% from the first nine months of fiscal 2002. The decrease was caused primarily by lower unit volume across all distribution channels, reflecting reduced consumer demand, and, we believe, retailers' attempts to reduce their inventory levels.

Net sales of apparel fabrics for the first nine months of fiscal 2003 were $79.7 million, a decrease of $20.5 million or 20.5% from the first nine months of fiscal 2002. The decrease was caused by lower unit volume in most product categories. The most significant decreases were in sales of sportswear fabrics, which decreased by $9.8 million, mostly due to low reorder activity related to pant fabric programs that were first introduced in fiscal 2002, and in sales of men's dress shirting fabrics, which decreased by $6.4 million, reflecting the weak retail environment.

Net sales of engineered products were $25.6 million for the first nine months of fiscal 2003, a decrease of $5.0 million or 16.3% from the first nine months of fiscal 2002. The decrease was caused by lower unit sales in all product categories, particularly in sales of industrial yarns, reflecting soft demand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $47.1 million for the first nine months of fiscal 2003 (12.8% of net sales), a decrease of $4.3 million from $51.4 million (11.2% of net sales) for the first nine months of fiscal 2002. The decrease is primarily attributable to lower incentive compensation expense ($2.0 million) and lower bad debt expense ($1.7 million). Bad debt expense for the first nine months of fiscal 2002 included $1.4 million attributable to Kmart Corporation's January 2002 bankruptcy filing. The remainder of the decrease in selling, general and administrative expenses for the first nine months of fiscal 2003 reflects generally lower expenses due to our efforts to control costs, including the effects of the staff reductions that we announced in August 2003, which are discussed above.

OPERATING INCOME

We had a consolidated operating loss of $100.1 million in the first nine months of fiscal 2003, compared to $31.7 million in operating income for the first nine months of fiscal 2002.

    Segment Operating Income:

Operating income for the home fashions segment was $12.2 million for the first nine months of fiscal 2003, a decrease of $19.0 million from $31.2 million in operating income in the first nine months of fiscal 2002. The decrease in operating income in the first nine months of fiscal 2003 was primarily due to the significant drop in sales volume and related higher per-unit costs that resulted from reduced plant running schedules and production curtailments in order to reduce inventories.

The apparel fabrics segment had a $4.4 million operating loss for the first nine months of fiscal 2003, compared to $1.4 million in operating income for the first nine months of fiscal 2002. The decrease in operating income in the first nine months of fiscal 2003 was generally attributable to the lower sales volume and related higher per-unit costs associated with underabsorbed overhead.

The engineered products segment had a $2.5 million operating loss for the first nine months of fiscal 2003, compared to a $1.1 million operating loss for the first nine months of fiscal 2002. Operating results in both periods were hampered by low sales volume and inefficient manufacturing performance. The higher loss in the first nine months of fiscal 2003 was generally caused by the decrease in sales.

    Corporate Items:

As discussed above, we recorded a $91.7 million charge for impairment of goodwill in the third quarter of fiscal 2003, which represents the write-off of the entire remaining balance of goodwill, all of which relates to our home fashions bedding business unit.

Other operating costs, net for the first nine months of fiscal 2003 consisted of a $12.2 million pre-tax charge relating to the closure of two manufacturing facilities, $0.8 million in severance and benefits expense relating to staff reductions which is discussed above and a $0.4 million gain from the sale of surplus equipment.

On June 11, 2003, we announced that, in order to rationalize capacity in our home fashions business, we would be closing a home fashions weaving facility located in Greenville, South Carolina and a comforter sewing plant in Ft. Valley, Georgia. In connection with the closings, we recorded a $12.2 million pre-tax charge, consisting of a $10.2 million non-cash writedown of fixed assets and $2.0 million of other exit costs, primarily severance and benefits associated with the termination of 630 employees. The shutdown of the plants was substantially completed in the third quarter of fiscal 2003, and the payout of severance and other exit costs will be completed in fiscal 2004.

Certain equipment from the closed facilities is being moved to facilities in Danville, Virginia and Morven, North Carolina, and will be put back into operation when demand for our home fashions products returns to more normalized levels (but see "Overview" above, regarding potential additional writedowns). Our intention is to sell the Greenville and Ft. Valley real estate as well as surplus equipment from the closed plants. At September 27, 2003, "prepaid expenses and other current assets" on our condensed consoli-dated balance sheet includes $5.6 million for these assets, representing the estimated sales proceeds, less disposal costs.

Other operating costs, net for the first nine months of fiscal 2002 consisted of a $0.3 million pre-tax gain from the reversal of a portion of the loss recorded in the prior year relating to our plant consolidation program announced in December 2001. The gain is attributable to our receipt of $360,000 in net proceeds from the sale of our Newnan, Georgia facility and surplus equipment, compared to a carrying value of $50,000.

Other items not allocated to segments totaled $1.2 million (expense) for the first nine months of fiscal 2003 compared to $0.1 million (expense) for the first nine months of fiscal 2002. The amount for the first nine months of fiscal 2003 consists of idle facility costs and other expenses. The amount for the first nine months of fiscal 2002 consists of idle facility costs and other expenses totaling $0.8 million, offset by income items of $0.2 million related to a litigation settlement and $0.5 million from a net decrease in intersegment profits remaining in inventory.

INTEREST EXPENSE

Interest expense was $20.8 million for the first nine months of fiscal 2003, a decrease of $0.2 million from the first nine months of fiscal 2002. The decrease was caused by the effect of lower average debt levels in the first nine months of fiscal 2003, substantially offset by the effect of higher average interest rates. Lower average debt levels in the first nine months of fiscal 2003 caused approximately a $1.6 million decrease in interest expense, approximately $1.0 million in additional interest we incurred during a 30-day period in which both our 10-1/8% senior subordinated notes due 2003, with an aggregate principal amount of $120 million, and our newly issued 12-3/4% senior notes due 2009 were outstanding. The higher average rate was attributable to the 12-3/4% senior notes, which were issued in connection with our refinancing completed on April 15, 2003 (see discussion below under "Liquidity and Capital Resources"). The notes were issued at discount to yield an effective interest rate of 14% on $157 million aggregate principal amount.

OTHER INCOME (EXPENSE), NET

Other income(expense), net was $0.9 million (income) for the first nine months of fiscal 2003, compared to $0.1 million (income) for the first nine months of fiscal 2002. The amount for the first nine months of fiscal 2003 consists of $1.6 million in gains related to life insurance policies, interest income of $0.3 million and various other income items of $0.3 million, offset in part by a $1.3 million expense for the write-off of unamortized costs associated with debt retired in connection with our refinancing completed in April 2003.

INCOME TAX PROVISION

No income tax benefit was recorded against the pre-taxes loss for the first nine months of fiscal 2003. A substantial portion of the loss was caused by impairment of goodwill, which is not deductible for tax purposes. In addition, we recorded a $10.6 million increase to the valuation allowance against deferred tax assets during the first nine months of fiscal 2003, which resulted in our net deferred tax assets being fully offset by the valuation allowance at September 27, 2003. The increase was necessary because, in light of the Company's recent operating performance, it is management's opinion that it is more likely than not that a portion of the deferred tax benefits will not be realized. Realization of certain of these tax benefits, including potential tax savings of approximately $16.5 million from the use of net operating loss and tax credit carryforwards, is generally dependent on the generation of taxable income in the future. We will continue to assess the valuation allowance, and to the extent it is determined that all or a portion of the allowance is no longer required, the tax benefits relating to the net deferred tax assets will be recognized in the future.

The tax provision for the first nine months of fiscal 2002 was $7.6 million, or 70.1% of pre-tax income. The high effective rate is due to losses from our Mexican operations, for which no tax benefit was provided, and a $2.8 million increase to income tax expense attributable to the Job Creation and Worker Assistance Act of 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in the Company receiving a $5.5 million refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2.8 million increase to the income tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that could not be utilized to offset tax before their expiration.

ADOPTION OF NEW ACCOUNTING STANDARD

Effective as of the beginning of fiscal 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. In addition, SFAS No. 142 requires that a transitional impairment test of goodwill be performed as of the first day of the year of adoption. As a result of the transitional impairment test, which we completed in the third quarter of fiscal 2002, we recorded a non-cash charge of $20.7 million, representing goodwill impairment of $23.4 million, less the deferred tax effect of $2.7 million. The transitional impairment writedown was primarily attributable to differences between the fair value approach required under SFAS No. 142 and the undiscounted cash flow approach that was used to evaluate goodwill under previous accounting guidelines. The charge was reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

General

We rely on internally generated cash flow, supplemented by borrowings under our borrowing base facility, to meet our working capital needs, capital improvements and debt service requirements. Our total debt to total capital ratio at September 27, 2003 was 69.9%.

Credit Facilities and Senior Notes

On April 15, 2003, we completed the refinancing of substantially all of our then outstanding long-term debt. This refinancing included:

     - the sale at 95.035% of par of $157 million aggregate principal of our 12-3/4% senior notes due 2009 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933; and

     - a new senior secured credit facility, consisting of a five-year $40 million term loan and a five-year $160 million revolving credit facility. The revolving credit facility includes borrowing availability of up to $25 million for letters of credit.

The net proceeds from the notes offering, together with borrowings under the credit facility, were used to: (i) repay all borrowings outstanding under our then existing credit agreement; (ii) redeem all of our outstanding 10-1/8% senior subordinated notes due 2003 for an aggregate redemption price of $120 million (100% of the principal amount thereof) plus accrued and unpaid interest of approximately $5.1 million; and (iii) pay related fees and expenses.

A registration statement on Form S-4 with respect to the senior notes has been filed with the Securities and Exchange Commission, but is not yet effective. In accordance with the registration rights agreement entered into in connection with the offering of the notes, the coupon rate on the notes has been temporarily increased by 25 basis points pending the consummation of the exchange offer contemplated by the registration statement. If the registration statement is not declared effective by December 11, 2003, or the exchange offer is not consummated by January 10, 2004, the coupon rate will increase by an additional 25 basis points until such time as the registration statement is declared effective or the exchange offer is consummated, as the case may be. The senior notes are callable subject to a make-whole provision. Interest is payable on the senior notes semi-annually on October 15 and April
15. The first of such interest payments was made on October 15, 2003. In addition, the indenture restricts, among other things, additional indebted-ness, restricted payments, lien creation, asset sales and mergers.

Our credit facility is secured by substantially all of our assets. Availability under the revolving credit facility is based upon a borrowing base determined by eligible accounts receivable and inventory, as defined. Amounts outstanding under the senior credit facility will bear interest at our option at either a prime rate or LIBOR plus, in each case, a spread based on our leverage ratio. The margin on pricing will be adjusted quarterly based on our leverage ratio, ranging from 1.25% to 2.00% on prime rate or 2.25% to 3.00% on LIBOR for the term loan, and ranging from 1.00% to 1.75% on prime rate or 2.00% to 2.75% on LIBOR for the revolving credit facility. Under this pricing schedule, effective December 1, 2003, the margin on the term loan will increase from 1.75% and 2.75% on prime rate and LIBOR loans, respectively, to 2.00% and 3.00%, respectively. Also on December 1, 2003, the margin on the revolving credit facility will increase from 1.50% and 2.50% on prime rate and LIBOR loans, respectively, to 1.75% and 2.75%, respectively. We are obligated to pay a 0.375% commitment fee for the unused line. At September 27, 2003, in addition to the $38.6 million balance remaining on the term loan, we had $54.0 million outstanding under the revolving credit facility and $3.5 million of outstanding letters of credit. At November 5, 2003, we had $67.7 million borrowings outstanding under the revolving credit facility, $4.6 million of letters of credit outstanding, and a balance on the term loan of $37.1 million. Borrowings under the revolving credit facility and the term loan bore interest at average rates of 3.75% and 3.87%, respectively, and we had availability of $32.2 million under the revolving credit facility at November 5, 2003; however, $15 million of that amount may not be available due to the minimum excess availability limitation contained in the amendment discussed below.

The senior credit agreement imposes certain restrictions on our activities, including, among others, restrictions on: capital expenditures; incurrence of debt; liens or guarantees in respect to obligations of any other person; sale of assets; acquisitions; sale/lease-back transactions; sale or discount of receivables; certain payments and investments; affiliate and subsidiary transactions; restrictions on payment of dividends and on repurchases of stock; derivatives; and excess cash. We are required to maintain a minimum fixed charge coverage ratio, and we cannot exceed a maximum leverage ratio.

Under the senior credit agreement, scheduled amortization of the term loan began on June 30, 2003, in the quarterly amount of approximately $1.4 million, with a final scheduled amortization payment of approximately $11.4 million on the April 15, 2008 maturity. In addition, mandatory prepayments of the term loan are required to be made from the lesser of (1) 75% of our excess cash flow, as defined in the credit agreement, determined at the end of each fiscal year or (2) the amount which, after giving effect to such payment, would cause the average excess availability under the revolving credit facility over the prior 30-day period to equal $15.0 million. Mandatory prepayments are also required under the credit agreement in connection with certain events, such as the sale of assets, the issuance of capital securities or any indebtedness, and the receipt of insurance and condemnation award proceeds. Once the term loan is paid in full, the senior notes will be secured by a second priority lien on substantially all of our real property, equipment and other fixed assets. At that time we will be required to offer to repurchase a pro rata portion of the senior notes if annual cash flow exceeds certain limits.

We incurred fees and expenses of approximately $10 million in connection with the refinancing, which are being amortized to interest expense over the terms of the related debt. Unamortized fees and expenses of $1.3 million relating to the existing credit agreement and 10-1/8% senior subordinated notes that were paid off in connection with the refinancing were written off and charged to "other expense."

Prior to the end of the third quarter of fiscal 2003, we advised our senior secured lenders that we expected that we would violate the covenant specify-ing the maximum leverage ratio at the end of the quarter. Subsequent to the end of our third fiscal quarter, we entered into an amendment and waiver agreement with our lenders pursuant to which the lenders permanently waived this covenant violation. We paid an amendment fee in the amount of $250,000. The amendment and waiver agreement also contains, among other provisions, new requirements specifying minimum levels of excess availability under our revolving credit facility and monthly operating EBITDA (as defined in the credit agreement) during the fourth fiscal quarter.

Based on information currently available, we believe that we should be able to meet the monthly covenant requirements in the fourth fiscal quarter, and accordingly, we anticipate that we will have sufficient liquidity under our credit facility to provide for our anticipated working capital needs and debt service obligations during the quarter; however, we anticipate that we will need relief from the minimum fixed charge ratio and maximum leverage ratio covenants as of the end of the fourth quarter of fiscal 2003 and for some period thereafter. We expect to work with our lending group to negotiate such further amendments or waivers as will be necessary to maintain compliance with the terms of our credit facility.

If we experience violations of the monthly or quarterly covenants discussed above, and the lenders are unwilling to grant such additional forbearance, waivers or amendments as may be required with respect to the credit agreement, we would be in default, we would be unable to borrow under our credit facility, and the lenders could seek remedies against us, including acceleration of the debt outstanding, as set forth in the credit agreement. An acceleration could also give rise to a default under or acceleration of our other debt obligations, including the senior notes.

Because we expect that we will violate the covenants specifying the maximum leverage ratio and minimum fixed charge ratio at the end of the fourth fiscal quarter, we are required to report our senior secured debt as long term debt due currently. Additionally, we have reported as current all senior debt which would be subject to cross acceleration in the event the senior secured lenders elected to accelerate the debt under our senior credit facility, notwithstanding the fact that no default has occurred with respect to such debt, which consists primarily of the 12-3/4% senior notes.

Working Capital

Operating activities generated $18.3 million in net cash for the first nine months of fiscal 2003, of which $2.7 million was attributable to changes in operating assets and liabilities. The net source of cash from operating assets and liabilities is comprised of a $4.4 million source from operating working capital (accounts receivable - $20.3 million source, inventories - $8.3 million use, and accounts payable and accrued expenses - $7.6 million use) and a $1.7 million net use of cash from prepaid expenses and other assets and other liabilities.

During the comparable nine month period ended September 28, 2002, net cash generated by operating activities was $53.0 million. This amount includes a source of cash from operating assets and liabilities of $6.9 million, comprised of a $5.9 million source from operating working capital (accounts receivable - $2.7 million use, inventories - $5.1 million source, and accounts payable and accrued expenses - $3.5 million source) and a $1.0 million source of cash for prepaid expenses and other assets and other liabilities.

Investing Activities

During the first nine months of fiscal 2003, we purchased $9.9 million of equipment and manufacturing improvements.

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

   Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding compliance with our covenants in our lending agreements and outcome of negotiations with lenders, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, timing and amount of cost savings realized from consolidation of facilities and personnel reductions, the estimated cost of environmental compliance, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the factors set forth in Exhibit 99.1, "Cautionary Statements relating to Forward Looking Statements," filed with our Annual Report on Form 10-K for the year ended December 28, 2002, which are incorporated herein by this reference, and the following:

     - assumptions regarding demand for and acceptance of our products at retail;

     - timing and amount of cost savings realized from consolidation of facilities and personnel reductions;

     - assumptions regarding compliance with covenants in our lending agreements and outcome of negotiations with our lenders;

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

     - changes in our relationships with our large customers and business-related difficulties of our customers;

     -  risks associated with our operations in Mexico;

     -  our dependence on outside production sources;

     -  our ability to compete with foreign imports;

     -  our reliance on key management personnel;

     -  our relationships with the unions representing some of our employees;
        and

     -  the influence of our principal shareholders.

   Specific forward-looking statements contained in this Quarterly Report include, among others, our expectations concerning our future sales and profitability, projected demand for and acceptance of our products at retail, effects of and savings derived from facilities consolidations and personnel reductions, our ability to obtain products and product components from third parties, and our compliance with financial covenants in our credit facility. These forward looking statements are found in Part I, Item 2.
There can be no assurance that our assumptions are correct. You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 27, 2003. Based upon, and as of the date of, that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that all information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Items 1-5.    No disclosure required.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits.

              The Exhibits listed as applicable on the accompanying Exhibit Index are filed as part of this Quarterly Report.

              (b)  Reports on Form 8-K.

                    (i)  On July 23, 2003, we filed a Current Report on
                    Form 8-K reporting under item 12 a news release concerning results for the fiscal quarter and six months ended June 28, 2003.

                    (ii) On August 22, 2003, we filed a Current Report on Form 8-K reporting under item 5 concerning the elimination of approximately 80 salaried positions throughout our operations.

                    (iii) On August 28, 2003, we filed a Current Report on Form 8-K reporting under item 5 personnel and organizational changes related to the retirement of Richard L. Williams, our President and Chief Operating Officer.

                    (iv) On September 9, 2003, we filed a Current Report on Form 8-K/A amending item 5 of our Current Report on Form 8-K filed on February 4, 2003.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DAN RIVER INC.

Date:  November 10, 2003               /s/ Barry F. Shea
                                  -----------------------------------
                                  Barry F. Shea
                                  Executive Vice President-Chief
                                  Financial Officer
                                  (Authorized Signing Officer and
                                  Principal Financial Officer)


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
