Form 10-K
period 2004-01-03
DAN RIVER INC /GA/
filed 2004-04-19
CIK 914384

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-13421

DAN RIVER INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1854637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2291 Memorial Drive, Danville, Virginia 24541

(Address of principal executive offices)

(434) 799-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, par value $0.01 per share	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2003 (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date) was approximately $31,979,000.

As of January 3, 2004, the registrant had 20,418,504 and 2,062,070 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

INDEX TO FORM 10-K

DAN RIVER INC.

PART I

Unless otherwise indicated, references in this Annual Report to “we,” “us,” “our” or “Dan River” refer to the business of Dan River Inc. and its subsidiaries. References to a fiscal year refer to our fiscal year, which is the 52- or 53-week period ending on the Saturday nearest to December 31. All fiscal years presented consisted of 52-week periods except for fiscal 2003, which consisted of a 53-week period.

ITEM 1. BUSINESS

General

Founded in 1882, we are a leading designer, manufacturer and marketer of products for the home fashions and apparel fabrics markets. We design, manufacture and market a coordinated line of value-added home fashions products consisting of bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies. As the pioneer of the complete bed ensemble concept, we market our “Bed-in-a-Bag” ensembles to retailers in all trade classes. We believe the complete bed ensemble has achieved wide acceptance with both retailers and consumers as a highly efficient and convenient way of purchasing in one convenient package all of the components required to dress a bed. We believe we are the leading provider of home fashions products for the juvenile market using a variety of well-known licensed names and trademarks, including our own “Dan River” name. During fiscal 2003, sales of our complete bed ensembles and juvenile products comprised 72% of the net sales in our home fashions business.

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

We are a Georgia corporation, and our principal offices are located at 2291 Memorial Drive, Danville, Virginia 24541. Our telephone number is (434) 799-7000, and our web site address is www.danriver.com. Information contained on our web site is not incorporated by reference into and is not part of this Annual Report on Form 10-K.

Proceedings Under Chapter 11 of the Bankruptcy Code

On March 31, 2004, Dan River Inc. and its domestic subsidiaries (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia (Case Nos. 04-10990 though 04-10993). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

On April 1, 2004, the Bankruptcy Court granted interim approval for the Debtors to enter into a $145.0 million debtor-in-possession financing facility (the “DIP Facility”) with Deutsche Bank Trust Company Americas as agent for a syndicate of financial institutions comprised of certain of our pre-petition senior secured lenders. Up to $40 million of the DIP Facility is available during the interim period, which ends on April 28, 2004. A hearing for final approval of the DIP Facility is scheduled for April 27, 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for a further discussion regarding the DIP Facility.

In conjunction with the commencement of the Chapter 11 process, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 process. The most significant of these orders

•	permit the Debtors to operate their consolidated cash management system during the Chapter 11 process in substantially the same manner as it was operated prior to the commencement of the Chapter 11 process,

•	authorize payment of pre-petition employee salaries, wages, and benefits and reimbursement of pre-petition employee business expenses,

•	authorize payment of pre-petition sales, payroll, and use taxes owed by the Debtors,

•	authorize payment of certain pre-petition obligations to customers and certain customs brokers, common carriers and warehousemen, and

•	authorize payment of certain pre-petition obligations to critical vendors to aid the Debtors in maintaining operation of their business.

Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under Chapter 11 may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court. While under bankruptcy protection, we do not expect to pay the interest obligations on the 12 3/4% senior notes due 2009 unless ordered to do so by the Bankruptcy Court.

As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assumption” means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

We are in the process of communicating with principal vendors and customers, and we believe that most of our current relationships will continue. The loss of major vendors or customers could have a material adverse effect on our results of operations and financial condition.

The Bankruptcy Code provides that the Debtors have the exclusive right for 120 days (which exclusive period may be extended by the Bankruptcy Court) during which only they may file and solicit acceptances of a plan of reorganization. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders or an indenture trustee, may file their own plan of reorganization for the Debtors. On April 12, 2004, the United States trustee for the District of Northern Georgia appointed an unsecured creditors committee in accordance with the provisions of the Bankruptcy Code.

After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that

•	with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation,

•	each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and

•	confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization.

If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the “cram down” provisions of the Bankruptcy Code.

Under the “cram down” provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of pre-petition indebtedness and the availability of the “cram down” provisions, the holders of our common stock may receive no value for their interests under the plan of reorganization. Because of this possibility, the value of our outstanding common stock is highly speculative.

Since the petition date, the Debtors have conducted business in the ordinary course. We are in the process of evaluating our operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

The administrative and reorganization expenses resulting from the Chapter 11 process will unfavorably affect our results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 process. See “Cautionary Statements Relating to Forward Looking Statements” included as Exhibit 99.1 to this Annual Report on Form 10-K for a discussion of risks and uncertainties relating to the Chapter 11 process.

Acquisitions

Cherokee Acquisition. In February 1997, we acquired substantially all of the assets and assumed certain liabilities of The New Cherokee Corporation, which we refer to as Cherokee, for an aggregate purchase price of approximately $65 million. Cherokee, which was a supplier of yarn-dyed fabrics to men’s and women’s shirting manufacturers and of sportswear fabrics to the converting trade, was our primary competitor for these fabrics. In connection with the Cherokee acquisition, we acquired woven fabrics manufacturing facilities located in Spindale, North Carolina and Sevierville, Tennessee, and a finishing facility located in Harris, North Carolina.

Bibb Acquisition. In October 1998, we purchased all the outstanding capital stock of The Bibb Company, which we refer to as Bibb, through a merger transaction for an aggregate purchase price of approximately $240 million. The purchase price consisted of $86 million of cash and 4.3 million shares of our Class A Common Stock. In connection with the acquisition, we also assumed or repaid an aggregate of $95 million of Bibb’s debt. Bibb, which was founded in 1876, was a leading domestic manufacturer of home fashions textile products. Bibb had net sales of $249 million and a net loss of $28 million during its last fiscal year prior to the acquisition.

The Bibb acquisition broadened our home fashions products to include juvenile products and products for the hospitality and health care markets. As a result of the Bibb acquisition, we believe that we are the leading manufacturer of bedding products for the juvenile market under a number of well-known licensed names, as well as our own “Dan River” brand. The Bibb acquisition expanded our home fashions products manufacturing operations by approximately 50%, adding spinning and weaving operations located in Greenville, South Carolina, finishing operations located in Brookneal, Virginia, and sewing facilities located in Fort Valley and Newnan, Georgia, and in Brookneal, Virginia. We also acquired our engineered products business, located in Porterdale, Georgia, from Bibb.

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

We held approximately a 50% interest in the textile and garment joint ventures at the time they were formed. We and Zaga negotiated an amicable termination of both joint ventures in February 2001, at which time we bought Zaga’s interest in the garment joint venture for $3.2 million in cash and the transfer of the land previously acquired for the textile plant.

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

Additional Danville Distribution Facility. In May 2000, we acquired an additional 301,200 square foot warehouse and distribution facility adjacent to our Riverpointe distribution facility in Danville, Virginia for $4.3 million. This facility was necessary to service increased demand for our home fashions products which we were experiencing at that time.

Manufacturing Consolidations

We closed our Riverside Plant in the fourth quarter of fiscal 1997 and our Spindale Plant in January 1999. This consolidation reduced the number of apparel fabrics weaving plants from four to two.

In 2002, we completed a consolidation which included the closure of the Newnan, Georgia home fashions sewing plant and consolidation of its capacity primarily into our Brookneal and Danville, Virginia sewing operations. Additionally, we reduced our apparel fabrics weaving capacity by relocating certain looms from our weaving facility in Danville to the Sevierville, Tennessee plant and replacing those looms with newer, modern looms utilized primarily for weaving home fashions products. In connection with the installation of the newer home fashions looms in Danville, we closed a portion of our home fashions weaving operation at the Greenville, South Carolina plant, resulting in a modest reduction in home fashions weaving capacity.

In 2003, we further consolidated our home fashions and apparel fabrics manufacturing operations by closing our home fashions sewing plant in Fort Valley, Georgia, our home fashions distribution facility in Juliette, Georgia, and our remaining home fashions weaving operations in Greenville, South Carolina. We also announced that we would close our Sevierville, Tennessee weaving facility in fiscal 2004. Certain of these operations are being consolidated in our remaining manufacturing and distribution facilities. As a result of these changes, we eliminated over 850 employees for an estimated annual savings of $13.6 million.

We believe these consolidations provide us with better capacity utilization and reduce our fixed manufacturing costs.

Home Fashions Products

Products. Our home fashions products include bedroom furnishings such as comforters, sheets, pillowcases, shams, bed skirts, decorative pillows and draperies that we market under our “Dan River” name, as well as under private labels of our major retail customers and under licenses from, among others, “Colours by Alexander Julian” and “Lilly Pulitzer.” We also market home fashions products for the juvenile market under the “Dan River” name, as well as a number of licensed names and trademarks, including among others:

• “Barbie,”	• “Powerpuff Girls,”

• “Bob the Builder,”	• “Robots,”

• “Hummer,”	• “Rubbadubbers,”

• “I Spy,”	• “Scooby-Doo,”

• “Looney Tunes,”	• “So Girly,”

• “Major League Baseball,”	• “Spider-Man 2,”

• “NASCAR,”	• “Star Wars,”

• “NBA,”	• “Stuart Little 2,”

• “NFL,”	• “The Wiggles,” and

• “NHL,”	• “Thomas and Friends.”

We have also utilized our expertise in juvenile licensing to introduce licensed products in the young adult market. Through a licensing agreement with Seventeen magazine, we have made in-roads into the teenage markets.

We had net sales attributable to home fashions products of:

•	$342.1 million in fiscal 2003,

•	$441.2 million in fiscal 2002, and

•	$469.9 million in fiscal 2001.

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

We believe we have established ourselves as an innovator in merchandising home fashions products. We were a leader in introducing the complete bed ensemble to retailers, which we market under the name “Bed-in-a-Bag.” The “Bed-in-a-Bag” complete bed ensemble consists of a comforter with matching sheets, pillowcases, shams and a dust ruffle.

Customers. We design and manufacture our home fashions products to meet the needs of retail, hospitality and healthcare markets. We distribute home fashion products through key retailers in all retail trade classes including:

•	mass merchants,

•	department stores,

•	specialty home fashions stores,

•	national chains,

•	regional discounters, and

•	direct marketers.

We also sell home fashions products to the hospitality and healthcare markets primarily through distributors.

During fiscal 2003, we marketed our home fashions products to approximately 600 active customers. We have pursued and established strategic relationships with large, high volume retailers and others including:

•	Kmart Corporation,

•	Wal-Mart Stores, Inc.,

•	J.C. Penney Company, Inc.,

•	Linens n’ Things, Inc.,

•	Best Manufacturing,

•	Federated Department Stores, Inc., and

•	Bed, Bath & Beyond Inc.

Sales of home fashions products to Kmart Corporation and Wal-Mart Stores, Inc. accounted for approximately 19% and 15%, respectively, of our net sales in fiscal 2003. No other home fashions products customer accounted for more than 6% of our net sales in fiscal 2003. During fiscal 2003, sales of home fashions products to customers outside the United States accounted for approximately 3% of our net sales.

In 2002, Kmart Corporation filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and subsequently announced the closing of approximately 13% of its stores. In 2003, Kmart announced the expected closing of an additional 15% of its original stores. We experienced a very slight decrease in our sales to Kmart during fiscal 2002; however, during fiscal 2003 sales to Kmart continued to decline as Kmart closed additional stores, reduced advertising in its home fashions businesses and sought to tighten control of its inventories.

Sales and Marketing. The home fashions products sales and marketing staff consists of approximately 100 persons. They are headquartered in New York City and have satellite offices in the Atlanta, Chicago, Dallas, Los Angeles, Portsmouth, San Francisco, Bentonville (Arkansas) and Toronto (Canada) areas. These marketing professionals, stylists and product development personnel work as early as one year in advance of a retail selling season to develop new fabrics, styles, colors, constructions and finishes. Together with the marketing group, stylists often work directly with our customers and our licensors to create fabrics and styles that respond to rapidly changing fashion trends and customer needs. New styles are also developed internally for the April and October bed and bath home textile trade shows, where they are shown to buyers and are placed in production based on customer acceptance. Orders for home fashions products are filled from inventory or, if inventory is not available, products are manufactured or sourced from third parties and generally shipped within three weeks to four months of order placement.

Apparel Fabrics

Products. We manufacture a broad range of high quality woven cotton and cotton-blend fabrics, which we market primarily to manufacturers of men’s, women’s and children’s clothing. The specific markets are career apparel, government and military, sportswear and dress shirts. Our yarn-dyed and piece-dyed apparel fabrics include:

•	oxford cloth,

•	pinpoint oxford cloth,

•	fancy broad cloth,

•	seersuckers,

•	mid and light weight denim,

•	twills,

•	chambrays, and

•	pant fabrics.

We also manufacture and distribute (1) fabrics for use in decorating, crafts and garment sewing, (2) 100% cotton and cotton-blend upholstery fabrics and (3) greige (unfinished) fabrics to converters. We had net sales attributable to apparel fabrics products of:

•	$101.8 million in fiscal 2003,

•	$131.5 million in fiscal 2002, and

•	$118.9 million in fiscal 2001.

We believe that we enjoy a reputation as a leader in creating new fabric styles and designs within the apparel fabrics market. Our product development professionals work independently as well as directly with customers to develop new fabric styles and constructions to respond to retailers’ and consumers’ needs and direction. Our development strategy is focused on a variety of novel, functional fabrics and finishes.

We also manufacture and market fabrics utilizing “Tencel” lyocell, an innovative natural fiber which had been used primarily in manufacturing women’s sportswear. Our current product development efforts involve fabrics which incorporate new product finishes for end uses such as stain defense, antimicrobial and odor control, and comfort stretch and other innovative fabrics for use in pants and other product categories outside of our traditional shirting lines. Additionally, we manufacture shirts for career apparel, as well as sport and dress shirts, at our Mexican sewing plant.

Customers. We distribute our apparel fabrics primarily to domestic manufacturers of men’s, women’s and children’s clothing which, in turn, operate sewing plants throughout the United States, Mexico, Central America and the Caribbean. We market our apparel fabrics to approximately 1,000 customers, none of which accounted for more than 3% of our net sales in fiscal 2003. Customers market clothing manufactured from our apparel fabrics under such brand names as:

• Arrow,	• Lee,

• Brooks Brothers,	• Levi/Dockers,

• Group B/Democracy,	• Van Heusen, and

• L.L. Bean,	• Wrangler,

• Land’s End,

as well as under private labels through retailers such as Belk, Inc., J.C. Penney Company, Inc., Kohl’s Corporation and Mervyn’s Inc. We market career apparel fabrics to customers such as Cintas Corporation, VF Corp. and Kazoo. We manufacture a significant percentage of the fabrics utilized in army and air force dress shirts and navy workshirts. We also distribute apparel fabrics to home sewing retailers such as Wal-Mart Stores, Inc., Jo-Ann Stores, Inc., The Longaberger Company, Waverly Fabrics and through various wholesale distributors for use in decorating and crafts, as well as garment sewing. Our upholstery fabrics are sold primarily to furniture manufacturers such as Broyhill Furniture Industries, Inc. and Craftmaster. During fiscal 2003, sales of apparel fabrics to customers located outside the United States accounted for approximately 3% of our net sales.

Our Mexican sewing plant sells primarily to career apparel and retail accounts as well.

Sales and Marketing. Our apparel fabrics sales and marketing staff consists of approximately 40 full time persons as well as commission agents. They are headquartered in New York City and have satellite offices in Chicago, Dallas, Danville and High Point (North Carolina). Apparel fabrics are generally “made to order” products which are manufactured and shipped within six to eight weeks of order placement. Orders for apparel fabrics are based on customer selections from offerings of color, content, construction, design and finish, and fabrics are made to customer specifications, which may be developed jointly with the customer. Presently, two individuals based in Boonesville, Mississippi are primarily responsible for marketing the production of the Mexican sewing plant.

Engineered Products

Products. Our engineered products consist of coated yarns and woven fabrics that are manufactured to customer specification for use in such products as high pressure hoses for the automotive industry, conveyer belts and other industrial applications. We are the only U.S. producer to provide both water- and solvent-based adhesive systems. We had net sales attributable to engineered products of:

•	$33.6 million in fiscal 2003,

•	$40.3 million in fiscal 2002, and

•	$42.3 million in fiscal 2001.

Customers. We sell our engineered products primarily to companies serving the automotive industry, which in turn utilize them as components in their own products. We believe our ability to meet stringent industrial certification standards and to provide domestic sourcing to customers has helped us establish strong relationships with our customers. During fiscal 2003, we marketed our engineered products to approximately 90 customers, none of which accounted for more than 3% of our net sales in fiscal 2003. During fiscal 2003, substantially all of our sales of engineered products were to domestic customers.

Sales and Marketing. We have established close working relationships with our engineered products customers in the development of products to meet their specific needs. Sales and marketing of our engineered products is based in the Atlanta, Georgia area.

Manufacturing Process

We are a vertically integrated manufacturer involved in all aspects of the woven textile manufacturing process, from spinning and weaving to dyeing, finishing, and sewing. We have made significant investments in facility modernization focused on advanced manufacturing technologies in an effort to be a low cost manufacturer in the industry. Within our home fashions operations, we have installed:

•	modern, high-speed air-jet looms,

•	automatic sheet cutting, hemming and folding equipment,

•	lower cost open-end and air-jet spinning equipment, and

•	computerized comforter equipment.

We have built a home fashions accessory sewing plant, a distribution center and a graphics printing facility in Danville, Virginia. These facilities are in close proximity to our other Danville home fashions facilities and our Brookneal, Virginia finishing and sewing operations. We believe the proximity of our principal home fashions manufacturing and distribution facilities provides competitive advantages, in that our “Bed-in-a-Bag” complete bed ensembles require the combination into one package of products manufactured at several different facilities. We believe we are well positioned to efficiently service our home fashions customers.

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

Our engineered products facilities include specialty coating equipment for yarns and fabrics, looms, and yarn processing equipment. These facilities have achieved ISO 9001 certification.

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

Outside Sourcing

We supplement our internally produced product offerings with yarns, finished and unfinished fabrics, components of products, and finished products purchased from various foreign and domestic sources. Most often we obtain fabrics, products and product components which:

•	are less costly from outside sources than those we can produce in our own manufacturing facilities;

•	we cannot produce in our facilities;

•	complement our existing lines, such as decorative pillows and quilts; and/or

•	supplement our internal manufacturing capacity.

We also contract with third parties for various manufacturing services, including certain printing, sewing and assembly operations.

During fiscal 2003, sourced products, components and manufacturing services accounted for approximately 17% of our cost of sales. We expect the percentage of our finished products and product components obtained from outside sources to increase in fiscal 2004.

Trademarks and Licenses

We hold licenses to produce and sell home fashions products under:

• “Colours by Alexander Julian,” • “Barbie,” • “Bob the Builder,” • “Hummer,” • “I Spy,” • “Lilly Pulitzer,” • “Looney Tunes,” • “Major League Baseball,” • “NASCAR,” • “NBA,” • “NFL,”	• “NHL,” • “Powerpuff Girls,” • “Robots,” • “Rubbadubbers,” • “Scooby-Doo,” • “So Girly,” • “Spider-Man 2,” • “Star Wars,” • “Stuart Little 2,” • “The Wiggles,” and • “Thomas and Friends,”

as well as other names or marks, and to use certain designs on our home fashions products. Such licenses provide that we have the right for a limited period, generally three years subject to renewal for additional periods, to use the respective brand name and/or design in the sale of certain types of products in certain geographic regions. We also hold licenses with respect to the use and advertising of certain processes or synthetic fibers or fabrics. We believe that no single license or trademark other than “Dan River” is material to our business.

Competition

Our competitive position varies by product line. Competitive factors include:

•	price,

•	product styling and differentiation,

•	quality,

•	flexibility of production and finishing,

•	delivery time, and

•	customer service.

We sell our products primarily to domestic customers and compete with both large, vertically integrated textile manufacturers and numerous smaller companies specializing in limited segments of the market. Our competitors include both domestic and foreign companies, a few of which are larger in size and/or have significantly greater financial resources than we do. We believe that over 70% of the apparel fabrics, much of which are imported in the form of garments, and over 25% of the home fashions products sold in the U.S. are manufactured overseas. Most sport shirts sold in the U.S. are manufactured outside of the U.S. Due in significant part to the competitive environment, the U.S. textile industry has experienced significant consolidation over the past several years. We nevertheless have sought and continue to seek opportunities under these circumstances to focus our operations on various value-added businesses that, by their nature, are resistant to imports. Additionally, to supplement our own manufacturing capabilities and product lines, we seek to obtain low cost finished products and product components from a variety of foreign and domestic sources.

We are one of several domestic manufacturers of home fashions products. Certain of our competitors have a significantly greater share of the domestic market than we do, including WestPoint Stevens Inc. and Springs Industries, Inc., which we believe collectively account for over 50% of the home fashions bedding products market. Nevertheless, we believe the proximity of our principal home fashions manufacturing and distribution facilities provide competitive advantages over certain of our domestic and foreign competitors. Our “Bed-in-a-Bag” complete bed ensembles require the combination of products manufactured at several different facilities into one package. Substantially all of our components are manufactured in facilities located in relatively close proximity in the Virginia and North Carolina piedmont, whereas facilities of our competitors are generally scattered over a wider area, thus increasing product costs and shipping times and, we believe, impeding their ability to respond quickly to customer demands for product replenishment. We believe this situation is exacerbated for importers, who must either maintain substantial inventories at their risk or deal with much longer lead times for supplying their customers.

We have made our investments in state of the art business management computer systems, such as the SAP enterprise resource planning and i2 production planning systems. We are currently utilizing our design and product development expertise and our state of the art systems, in cooperation with our customers, to integrate our internal manufacturing capabilities with outside sourcing initiatives in an effort to supply complex, value-added products at attractive price points, with reduced lead times and lower inventory risk.

We believe that we are the last full line producer of finished light weight yarn-dyed woven cotton and cotton-blend apparel fabrics in the U.S. With respect to men’s shirtings, based on net sales, we believe we are the largest producer of oxford cloth and pinpoint oxford cloth and the leading producer of light weight yarn-dyed shirting fabrics in the Western Hemisphere. In the sportswear and upholstery fabrics markets, we are one of a number of domestic producers. In the sport shirt market, we are one of many world-wide producers.

We believe we are in a unique position to service the core demand for fabrics by garment manufacturers desiring to maintain a manufacturing base in the Western Hemisphere. The NAFTA and CBI trade initiatives, as well as our proximity and ability to respond promptly to their needs, help make our products attractive to these core customers in comparison to imported fabrics from other parts of the world. Additionally, certain of our customers, such as career apparel manufacturers, remain focused on a domestic source of supply and are a significant part of our apparel fabrics business. We seek to enhance our core product offerings through our product development efforts as we create new product finishes for special end uses such as stain defense, antimicrobial and odor control, and as we develop comfort stretch and other innovative products for use in pants and other fabric categories outside of our traditional shirting lines. Additionally, we believe our design expertise and our emphasis on shortening production and delivery times allow us to respond quickly to changing fashion trends and to our domestic customers’ delivery schedules.

Trade Regulation

The trade initiatives described below are very complex, especially in the way in which they interact with each other. This complexity is exacerbated by the high degree of variability and unpredictability displayed by the regulatory agencies of each country in interpreting and enforcing the applicable laws. Additionally, governmental monetary and tax policies of US trading partners can have substantial impact on our ability to compete with imports from those countries. We believe that collectively, international trade laws and policies, and particularly the interpretation and enforcement policies adopted by the US and its trading partners, have had an adverse effect on the textile and apparel industries in the US. We cannot assure you that this situation will improve, or that such laws and policies, and the interpretation and enforcement thereof, will not have a further adverse impact on our business in the future.

The extent of import protection afforded by the U.S. government to domestic textile producers has been, and continues to be, subject to considerable domestic political deliberation. NAFTA, which was entered into by the U.S., Canada and Mexico, has created the world’s largest free-trade zone. The agreement contains safeguards sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. NAFTA phases out all trade restrictions and tariffs on textiles and apparel among the three countries. In addition, NAFTA requires merchandise to be made from yarns and fabrics originating in North America in order to avoid trade restrictions. Thus, not only must apparel be made from North American fabric, but the fabric must be woven from North American spun yarn. Similar protections are afforded to apparel manufacturers based in certain Caribbean and Central American countries which ship finished garments into the U.S. under Item 9802.00.80 of the Harmonized Tariff Schedule of the U.S. as authorized by the Caribbean Basin Recovery Act, which we refer to as CBI. Item 9802.00.80 reduces certain tariffs which would otherwise apply to apparel garments manufactured outside the U.S. and shipped into the U.S., provided that the garments are manufactured from fabric produced and cut domestically. The Caribbean Basin Trade Partnership Act, which we refer to as CBTPA, became law in 2000. The CBTPA expands the current CBI program by allowing duty-free and quota-free treatment for imports of certain apparel from the Caribbean Basin, and by extending NAFTA-equivalent tariff treatment to a number of other products previously excluded from the CBI program. Specifically, under the CBTPA, garments assembled in one or more CBTPA designated countries from fabrics wholly formed in the U.S. from yarns wholly formed in the U.S., would be eligible for such favorable treatment. We believe that collectively NAFTA and CBI, as modified by CBTPA should be beneficial for us and other domestic producers of apparel fabrics, because they create an attractive manufacturing base for apparel in close proximity to the U.S.

In 1995, the World Trade Organization, or WTO, established mechanisms to progressively liberalize world trade in textiles and clothing by eliminating quotas and reducing duties over a 10-year period beginning in January 1995. The selection of products at each phase is made by each importing country and must be drawn from each of the four main textile groups: tops and yarns, fabrics, made-up textile products and apparel. In 2000, Congress passed and the President signed the African Growth and Opportunity Act, which we refer to as the AGOA, which is intended to promote growth and economic prosperity of certain sub-Saharan African countries through, among other things, greater duty-free access to U.S. markets. The elimination of quotas and the reduction of tariffs under the WTO, together with the effects of the AGOA, have resulted in increased imports of certain textile products and apparel into North America. These factors have made our products less competitive against low cost imports from developing countries. Additionally, macroeconomic factors such as the strength of the dollar versus foreign currencies (particularly Asian currencies) have had and could continue to have an adverse effect on our ability to compete with foreign imports.

Environmental Regulation

We must comply with various federal, state and local environmental laws and regulations limiting the discharge of pollutants and the storage, handling and disposal of a variety of substances. In particular, our dyeing and finishing operations result in the discharge of substantial quantities of wastewater and emissions to the atmosphere. We must comply with the federal Clean Water and Clean Air Acts, and related state and local laws and regulations. Our operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. We believe that we currently comply in all material respects with applicable environmental or health and safety laws and regulations.

We are currently evaluating recent regulatory initiatives under the Clean Air Act which pertain to nitrogen oxide air emissions and hazardous air pollutant emissions. These initiatives could potentially require some combination of process changes or limitations, or additional air emissions monitoring or control equipment at certain of our facilities which, in turn, could require capital expenditures, increase operating costs or limit our operations. Based on the information presently available, we do not believe that the cost of, or any operational constraints or modifications required to, assure future compliance with the above-described laws, regulations and initiatives, or to remediate existing environmental contamination, will have a material adverse effect on our results of operations or financial condition. However, there can be no assurance that:

•	upon further evaluation, we will not determine that the Clean Air Act initiatives described above will be more costly or more restrictive to our operations than we now believe,

•	environmental requirements will not become more stringent in the future,

•	the position taken by various regulatory agencies in respect of regulatory matters or allegedly contaminated sites will not change in a manner materially adverse to us,

•	claims in material amounts will not be brought by regulatory agencies or third parties,

•	additional sites which are alleged to have been contaminated by us or our predecessors will not be discovered,

•	assessments as to extent or nature of contamination or need for clean-up of sites will not change, or

•	we will not incur material costs in order to address any such matters.

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

At our closed Abbeville, South Carolina facility, which we plan to dispose of, Bibb previously worked with the South Carolina Department of Health and Environmental Control, which we refer to as DHEC, to identify the source of low levels of freon and certain other volatile organic compounds which were found in a water supply well located on-site. No active on-site remediation is being required by the State at this time; however, DHEC has been conducting further studies of the site in an attempt to confirm the origin of the contamination, and there can be no assurance that DHEC will not determine that further studies or remediation are required with respect to this site.

Order Backlog

Our order backlog was approximately $116 million at January 3, 2004, as compared to approximately $138 million at December 28, 2002. Substantially all of the orders on hand at January 3, 2004 are expected to be filled within four months of that date.

Employees

At January 3, 2004, we had approximately 5,100 employees in the U.S. and Canada, of which approximately 4,200 were hourly employees. Of these hourly employees, approximately 2,600 are located in our Danville, Virginia operations and represented by a collective bargaining agreement that expires in June 2005. We believe that our relations with our employees are good.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “expect,” “anticipate,” “plan,” “estimate” or similar expressions. These statements include, among others, statements regarding our expected business outlook, the Chapter 11 process, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, estimated amounts and timing of capital expenditures, environmental compliance costs and other expenditures, and expected outcomes of litigation.

Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, continued availability of the DIP Facility on an interim basis and final approval of the facility by the Bankruptcy Court, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the factors set forth in Exhibit 99.1, “Cautionary Statements relating to Forward Looking Statements,” filed with this Annual Report on Form 10-K, and the following:

•	general economic and political conditions and the cyclicality of the textile industry;

•	developing and implementing a successful plan of reorganization in the Chapter 11 process;

•	competitive conditions in the textile industry;

•	our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations in the DIP Facility;

•	our ability to implement manufacturing cost reductions, efficiencies and other improvements;

•	fluctuations in the supply of raw materials or shortages of the supply of raw materials;

•	our ability to maintain or acquire licenses;

•	our ability to fund our capital expenditure requirements needed to maintain our competitive position;

•	the effect of U.S. governmental policies regarding imports on our competitiveness;

•	our compliance with environmental, health and safety laws and regulations;

•	changes in our relationship with our large customers, including the ability to maintain relationships with these customers, licensors and other constituencies, in light of the Chapter 11 process;

•	business-related difficulties of our customers, including Kmart Corporation;

•	risks associated with our operations in Mexico;

•	our dependence on outside production sources;

•	our ability to compete with foreign imports;

•	the significant time that will be required by management to structure and implement a plan of reorganization;

•	our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel; and

•	our relationship with the union representing some of our employees.

You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 2. PROPERTIES

Our home fashions manufacturing and warehousing facilities consist of approximately 4.9 million square feet of space located in Georgia, North Carolina, South Carolina and Virginia. Of this space we own approximately 4.3 million square feet and lease the remainder. We also lease warehouse and office space near Toronto, Canada.

Our apparel fabrics manufacturing and warehousing facilities consist of approximately 2.8 million square feet of space located in North Carolina, Tennessee and Virginia. We own these facilities with the exception of our Sevierville, Tennessee, manufacturing plant, which we lease with an option to purchase for nominal consideration in 2018. We also own an apparel manufacturing plant in Jilotepec, State of Mexico.

Our engineered products are manufactured at a 500,000 square foot facility in Georgia which we own.

We own most of our office space in Danville, Virginia, including corporate and home fashions and apparel fabrics divisional offices. We lease each of our marketing and sales offices, and we lease three outlet stores in Florida, Georgia and South Carolina. These stores average approximately 4,000 square feet of total space each. We own our factory outlet store in Danville, Virginia.

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

ITEM 3. LEGAL PROCEEDINGS

On March 31, 2004, we and our domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia (Case Nos. 04-10990 though 04-10993). We are currently operating our businesses as debtors-in-possession pursuant to the Bankruptcy Code. As a result of the filing, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. For more information about the filing, see Item 1. Business —Proceedings Under Chapter 11 of the Bankruptcy Code.

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock currently trades on the National Quotation Service Bureau (commonly known as the “Pink Sheets”) under the symbol “DVERQ.” Our Class A Common Stock was listed on the New York Stock Exchange, or the NYSE, under the symbol “DRF” during fiscal 2003 and fiscal 2002. There is no established trading market for the Class B Common Stock. On March 5, 2004, there were approximately 240 holders of record of our Class A Common Stock and seven holders of record of our Class B Common Stock.

We have not paid cash dividends during our two most recent fiscal years. Our credit agreement prohibits payment of cash dividends or repurchases of stock.

The following table sets forth for the calendar quarter indicated the high and low closing prices per share of our Class A Common Stock as reported in composite trading on the NYSE.

	High	Low
2003:
First Quarter	$3.91	$2.49
Second Quarter	3.85	2.76
Third Quarter	2.74	1.68
Fourth Quarter	1.99	0.54

2002:
First Quarter	$1.85	$0.20
Second Quarter	5.44	1.45
Third Quarter	5.14	2.00
Fourth Quarter	3.40	1.56

For information concerning Class A Common Stock to be issued in connection with our equity compensation plans, see Part III, Item 12, of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Income Data:
Net sales	$477,448	$612,949	$631,072	$663,467	$628,899
Cost of sales	425,767	500,351	562,606	541,063	512,977
Gross profit	51,681	112,598	68,466	122,404	115,922
Selling, general and administrative expenses	63,709	68,805	67,910	67,335	64,547
Impairment of goodwill	91,701	—	—	—	—
Amortization of goodwill	—	—	3,617	3,137	2,859
Other operating costs, net (1)	27,998	(550)	4,282	—	(2,267)
Operating income (loss)	(131,727)	44,343	(7,343)	51,932	50,783
Other income, net	1,586	455	694	226	603
Equity in loss of joint venture	—	—	(244)	(226)	—
Interest expense	28,718	26,884	32,063	32,931	28,416
Income (loss) before cumulative effect of accounting change	(153,028)	7,380	(20,869)	10,773	14,715
Cumulative effect of accounting change(2)	—	(20,701)	—	—	—
Net income (loss)	(153,028)	(13,321)	(20,869)	10,773	14,715
Earnings (loss) per share—basic:
Income (loss) before cumulative effect of accounting change	(6.96)	0.34	(0.96)	0.49	0.64
Net income (loss) per share—basic	(6.96)	(0.61)	(0.96)	0.49	0.64
Earnings (loss) per share—diluted:
Income (loss) before cumulative effect of accounting change	(6.96)	0.33	(0.96)	0.49	0.63
Net income (loss) per share—diluted	(6.96)	(0.60)	(0.96)	0.49	0.63
Balance Sheet Data (at end of fiscal year):
Working capital	$(79,187)	$(54,293)	$184,363	$232,374	$174,365
Total assets	432,466	595,522	666,369	745,473	684,582
Total debt, including current maturities	264,689	252,023	325,399	369,271	314,784
Shareholders’ equity	79,485	229,037	250,338	277,192	270,952
Common shares outstanding	22,481	22,425	21,988	21,766	22,636
Other Financial Data:
Depreciation and amortization of property, plant and equipment	$36,431	$37,860	$39,451	$37,210	$38,912
Capital expenditures in cash	11,520	12,384	18,246	33,743	36,729

(1)	Other operating costs, net includes various charges and credits relating primarily to closure and consolidation of manufacturing facilities, fixed asset impairment and staff reductions. See Note 8 to the Consolidated Financial Statements. In fiscal 1999, the primary component of other operating costs, net was a $1.8 million pre-tax gain from the reversal of reserves associated with the closure of certain of our facilities in fiscal 1997.
(2)	The cumulative effect of accounting change represents the non-cash writedown of goodwill as of the first day of fiscal 2002 in connection with our adoption of SFAS No. 142. See Note 3 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

As more fully described in “Item 1. Business – Proceedings Under Chapter 11 of the Bankruptcy Code,” on March 31, 2004, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Management is in the process of stabilizing the businesses of the Debtors and evaluating their operations in connection with the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by creditors, equity holders and third parties and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

As a result of the filing, our creditors were automatically stayed from taking certain enforcement actions under their respective agreements with us unless the stay is lifted by the Bankruptcy Court. In addition, the Debtors have entered into the DIP facility, which is more fully described below.

During the Chapter 11 process, we may with Bankruptcy Court approval sell assets and settle liabilities, including for amounts other than those reflected in our financial statements. We are in the process of reviewing the Debtor’s executory contracts and unexpired leases to determine which, if any, we will reject as permitted by the Bankruptcy Code. We cannot presently estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The administrative and reorganization expenses resulting from the Chapter 11 process will unfavorably affect our results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 process.

Overview

General. Our long term strategy is to expand our home fashions business primarily through internal growth while maintaining and enhancing our niche position as a producer of light weight yarn-dyed apparel fabrics. In our home fashions business, we emphasize customer specific marketing supported by superior design, excellent systems and flexible manufacturing in order to supply our customers with compelling product as they need it to meet the needs of a discerning consumer. We augment our internally produced sheeting based products with externally sourced finished goods and components. These goods include items such as decorative pillows and quilts and generally come from places such as India and China. In our apparel fabrics business, we focus on diversifying our product offerings into product areas where import competition is less of a factor, while maintaining our leadership in our core light weight yarn-dyed fabric business. We work continuously to develop new apparel fabrics or finishes to differentiate ourselves from our worldwide competitors. We continue to implement cost reductions throughout all areas of our operations, which we believe are critical in order to remain competitive in the global market place.

Home Fashions. More than ten years ago we made the strategic decision to focus on our home fashions products business, which generally is less cyclical than other textile businesses (including our apparel fabrics business), is less import sensitive and has attractive margins. Consistent with this strategy, we acquired The Bibb Company, which we refer to as Bibb, in October 1998, which significantly increased the size of our home fashions products business. As a result of the Bibb acquisition, more than two-thirds of our net sales are now attributable to sales of home fashions products. We believe our increased critical mass has made us more attractive to our home fashions products customers, who need large suppliers to satisfy their requirements.

In fiscal 2003, operating profits from our home fashions segment were $2.9 million, down from $43.6 million in fiscal 2002. The drop in profitability was due to two factors. The first was a dramatic drop in sales of home fashions products during 2003 which began in the second quarter of the year. For all of fiscal 2003, sales of home fashions products were down $99 million or 22.4%; however, approximately $91 million of the decrease occurred in the last three quarters. Sales decreases were experienced in virtually every product area with the adult segment being impacted the greatest. Sales of adult products were down $75 million, with the largest decline being sales of bed ensembles. Sales of juvenile products were down $25 million, with the decline being spread across most of our licensed products. We believe the sales declines in both the adult and juvenile areas were caused by a weak retail environment for our product categories. Additionally, we believe that home fashions sales were further impacted by attempts by our retail customers to reduce retail inventory levels as consumer demand weakened.

The second factor that impacted our profitability was the disruption to and inefficiencies in our manufacturing operations caused by the lower unit volume associated with the sales decline, which had a significant adverse impact on our profitability. In order to keep inventory levels in line with demand, we reduced plant running schedules and in some cases curtailed operations. These actions resulted in unabsorbed overhead and higher per unit costs. We reacted to the sales decline by further reducing our manufacturing capacities as we announced the closure of two home fashions manufacturing facilities, a home fashions weaving facility in Greenville, South Carolina and a comforter sewing plant in Fort Valley, Georgia. These closures were completed towards the end of fiscal 2003 and the financial benefits of the closures will not be realized until fiscal 2004.

In fiscal 2002, operating profits for our home fashions segment were $43.6 million on sales of $441.2 million. The higher level of profitability in fiscal 2002 was due to the higher sales level which supported a reasonably full manufacturing schedule. This level of activity allowed the full absorption of fixed costs in fiscal 2002 which resulted in a lower per unit cost.

The difference in profitability between fiscal 2003 and fiscal 2002 in the home fashions segment was substantially related to the decline in unit volume during the last three quarters of fiscal 2003. In fiscal 2003, the Company experienced a profitable first quarter; however, beginning in the second quarter, consumer and retail demand dropped and we responded by further reducing our capacities and fixed costs as quickly as possible. As noted above, we closed two manufacturing facilities. Because we did not begin to realize the financial benefit from these closings until the end of fiscal 2003, the benefits from reducing our costs did not have a significant impact on profitability for fiscal 2003.

Historically, our apparel fabrics business has been more sensitive to downturns within the textile industry. Operating income attributable to the apparel fabrics segment fluctuates significantly with our ability to run a reasonably full manufacturing schedule. In fiscal 2003, our sales declined $29.7 million or 22.6% from fiscal 2002, due primarily to sales declines of our shirting fabrics and sportswear fabrics ($8.5 million and $14.2 million, respectively). The decline in shirting fabrics sales reflected a weak retail environment, while the decline of sportswear fabrics was due to lower sales of a line of pant fabrics which was introduced in fiscal 2002. Other product areas also experienced sales declines to a lesser extent including converter, government military, home textiles, career apparel and commission finishing.

The reduced unit volume associated with the lower sales impacted our capacity utilization, creating manufacturing inefficiencies and unabsorbed overhead which led to higher per unit costs. The combination of lower unit volumes and higher costs caused the division to have an operating loss of $9.0 million in fiscal 2003 compared to an operating profit of $2.2 million in fiscal 2002.

We reacted to our drop in profitability caused by the sales decline by further reducing our capacity. Late in the fourth quarter of fiscal 2003 we announced the closure of our Sevierville, Tennessee apparel fabrics weaving operation. The closure of this plant was necessary to bring our capacity and fixed costs more in line with our expected sales level. The profitability of the operation is directly related to capacity utilization which can be discerned from our recent results. Our apparel fabrics weaving operations ran at 66% of capacity in fiscal 2003 and we had an operating loss of $9.0 million; in fiscal 2002 the operation ran at 88% of capacity and we generated an operating profit of $2.2 million; and capacity was at 66% in fiscal 2001 and we had an operating loss of $8.6 million.

Also included in the apparel fabrics operating loss in fiscal 2003 was a loss of $1.8 million related to our Mexican operation. We came into the year with high expectations for this operation as we expanded the product offerings to include career apparel. Unfortunately, as the economy weakened in the second quarter, this affected the ability of our Mexican operations to attract and retain new programs. For fiscal 2003, sales increased to $4.6 million from $2.7 million in fiscal 2002, but the operation incurred an operating loss of $1.8 million in fiscal 2003 compared with an operating loss of $2.0 million in fiscal 2002.

Outlook. In fiscal 2004 we expect our quarterly sales levels to be slightly above the sales levels we experienced during the last three quarters of fiscal 2003. We do not yet know the impact that our recent bankruptcy filing will have with respect to our customers, vendors, and licensors. We have engaged in an active dialogue with these constituencies to impress upon them that our operational capabilities have not been affected by the bankruptcy filing. Should we fail to retain the support of these important constituencies, it could have a material adverse effect on our results of operations.

Performance By Segment

We operate in three industry segments: products for the home fashions markets, products for the apparel fabrics markets and engineered products for the automotive and industrial markets. The following table sets forth segment results for fiscal 2003, 2002 and 2001.

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(in thousands)
Net Sales
Home fashions	$342,133	$441,157	$469,862
Apparel fabrics	101,756	131,482	118,881
Engineered products	33,559	40,310	42,329

Total	$477,448	$612,949	$631,072

Operating Income (Loss)
Home fashions	$2,893	$43,634	$10,922
Apparel fabrics	(8,981)	2,158	(8,579)
Engineered products	(3,388)	(1,474)	(830)

Total segment operating income (loss)	(9,476)	44,318	1,513
Corporate items not allocated to segments:
Impairment of goodwill	(91,701)	—	—
Amortization of goodwill	—	—	(3,617)
Other operating costs, net	(27,998)	550	(4,282)
Other expenses not allocated to segments	(2,552)	(525)	(957)

Total operating income (loss)	$(131,727)	$44,343	$(7,343)

Results of Operations

Comparison of 53 Weeks Ended January 3, 2004 (“fiscal 2003”) to 52 Weeks Ended December 28, 2002 (“fiscal 2002”)

Net Sales

Net sales for fiscal 2003 were $477.4 million, a decrease of $135.5 million or 22.1% from net sales of $612.9 million for fiscal 2002.

Home Fashions. Net sales of home fashions products were $342.1 million for fiscal 2003, a decrease of $99.0 million or 22.4% from net sales of $441.2 million for fiscal 2002. This decline reflected slow consumer demand as well as the consolidation by our largest customer, Kmart Corporation, of their store base during the year as they implemented their bankruptcy exit plan. Volume was lower in all major channels of distribution with the exception of the institutional bedding area. Price and mix was also a negative factor contributing to lower sales during the year.

Apparel Fabrics. Net sales of apparel fabrics for fiscal 2003 were $101.8 million, a decrease of $29.7 million, or 22.6%, from fiscal 2002 net sales of $131.5 million. This decrease was caused by lower unit volume in most product categories, reflecting a weak economic environment. The most significant decreases were in sales of sportswear fabrics, which decreased $14.2 million, and sales of men’s shirting fabrics, which decreased by $8.5 million. The decrease in sales of sportswear fabrics was attributable primarily to a line of pant fabrics which was originally introduced in fiscal 2002. Volume was greater in fiscal 2002 primarily because of the amount of fabric required for the initial roll out of this product to retail as compared to sales in fiscal 2003, which were mainly for replenishment of retail stock. In addition, a portion of this program was replaced in fiscal 2003 by a substitute product which we do not make. Sales in our Mexico garment operation increased by $1.8 million, due mostly to higher unit volume of shirts to career apparel customers.

Engineered Products. Net sales of engineered products were $33.6 million for fiscal 2003, a decrease of $6.8 million or 16.7% from net sales of $40.3 million for fiscal 2002. The decrease was caused by lower unit sales in all product categories, particularly in sales of industrial yarns, reflecting soft demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $63.7 million for fiscal 2003 (13.3% of net sales), a decrease of $5.1 million or 7.4% from $68.8 million (11.2% of net sales) for fiscal 2002. Incentive compensation expense, which is based on the achievement of operating income targets, decreased by $3.2 million in fiscal 2003. Bad debt expense was $1.8 million lower in fiscal 2003 compared to fiscal 2002, which included $1.6 million in bad debt expense attributable to Kmart Corporation’s January 2002 bankruptcy filing. Other ongoing selling, general and administrative expenses decreased modestly in fiscal 2003, in part because of the staff reductions discussed below. However, these decreases were offset by $0.6 million in professional fees for debt-related matters.

Operating Income

The Company had a consolidated operating loss of $131.7 million for fiscal 2003, compared to $44.3 million in operating income for fiscal 2002.

Home Fashions. Operating income for the home fashions segment decreased to $2.9 million in fiscal 2003 from $43.6 million in fiscal 2002, primarily due to a $44.6 million reduction in gross profit. Gross profit as a percentage of net sales decreased from 20.9% in fiscal 2002 to 13.9% in fiscal 2003, reflecting a less profitable product price/mix assortment as well as higher fixed costs per unit due to the significant reduction in volume without a commensurate reduction in capacity. The reduction in fiscal 2003 gross profit was partially offset by lower selling, general and administrative expenses of $44.6 million compared to $48.4 million in fiscal 2002, a reduction of $3.8 million primarily due the absence of accrued management incentive compensation in fiscal 2003.

Apparel Fabrics. The apparel fabrics segment had an operating loss of $9.0 million in fiscal 2003, compared to a $2.2 million operating profit for fiscal 2002 due primarily to a reduction in gross profit of $12.7 million. The lower gross profit is due to a lower level of sales which accounted for $5.0 million of the decrease, and to the reduced unit volume which caused higher per unit costs related mainly to underabsorbed overhead costs. The decrease in gross profit was partially offset by a $1.6 million decrease in selling, general and administrative expenses. Included in the apparel segment are the results of our shirt manufacturing operations in Mexico which had an operating loss of $1.8 million in fiscal 2003, compared to an operating loss of $2.0 million in fiscal 2002. The $1.8 million increase in sales volume for this business (discussed above) did not have a greater effect on the operating loss because of pricing pressures and inefficiencies in manufacturing.

Engineered Products. The engineered products segment had a $3.4 million operating loss for fiscal 2003, compared to a $1.5 million operating loss for fiscal 2002. Operating results in both periods were hampered by low sales volume, a competitive pricing environment and inefficient manufacturing performance. The higher loss in fiscal 2003 was generally caused by the decrease in sales.

Corporate Items.

Impairment of goodwill

Due to the deterioration in the performance of our home fashions bedding business that occurred in fiscal 2003, which is considered an indication of possible impairment under accounting guidelines, we evaluated goodwill for impairment as of the third quarter of fiscal 2003, rather than waiting for the annual impairment review that is normally performed in the fourth quarter of the fiscal year. With the assistance of an outside consultant, we completed the impairment test, which, based on a comparison of the fair value of the home fashions bedding business to its book value, indicated that the goodwill was, in fact, fully impaired. Accordingly, we recorded a $91.7 million charge for impairment of goodwill, which represented the write-off of the entire remaining balance of goodwill, all of which relates to our home fashions bedding unit.

Other operating costs, net

Other operating costs, net for fiscal 2003 totaled $28.0 million, and consisted of: $23.4 million in pre-tax charges relating to plant closures and staff reductions, all of which result from actions we took to reduce manufacturing capacity and fixed costs in light of the recent decline in sales volume; a $5.1 million pre-tax charge for impairment of fixed assets in our engineered products segment; and a $0.4 million pre-tax gain from the sale of surplus equipment.

On June 11, 2003 we announced that we would be closing the remainder of our home fashions weaving facility located in Greenville, South Carolina and a comforter sewing plant in Ft. Valley, Georgia, in order to rationalize capacity in our home fashions business. In connection with the closings, a $12.2 million pre-tax charge was recorded in the second quarter of fiscal 2003, consisting of a $10.2 million non-cash writedown of fixed assets, and $2.0 million of other exit costs, primarily severance and benefits associated with the termination of 630 employees. In the fourth quarter of fiscal 2003, we reversed $0.4 million of the charge for other exit costs due to a change in estimate, which resulted in the net pre-tax charge associated with the plant closures being reduced to $11.8 million. The shutdown of the plants was substantially completed in the third quarter of fiscal 2003, and we expect that substantially all severance and exit costs will be paid by the end of the first quarter of fiscal 2004.

On August 22, 2003 we announced that, in order to reduce overhead costs, we had eliminated approximately 80 salaried positions throughout the Company’s operations. Pre-tax charges of $0.8 million and $0.1 million were recorded in the third and fourth quarters of fiscal 2003, respectively, representing the estimated severance and employee benefit costs associated with the staff reductions. Substantially all of these costs are scheduled to be paid by the end of the first quarter of fiscal 2004.

On November 10, 2003 we announced that we would be closing our apparel fabrics weaving facility in Sevierville, Tennessee and our home fashions distribution center in Juliette, Georgia. In connection with the closings, a $10.7 million pre-tax charge was recorded in the fourth quarter of fiscal 2003, consisting of a $9.3 million non-cash writedown of fixed assets, and $1.3 million in estimated severance and benefit costs associated with the termination of 410 employees. The non-cash writedown includes $7.2 million for equipment at the closed Greenville, South Carolina plant we had originally planned to relocate to Danville, Virginia. We expect that the shutdown of the Sevierville and Juliette facilities will be completed in the first half of fiscal 2004 and that substantially all of the severance and benefits costs will be paid out by the end of the year.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Due to the Company’s recent operating performance, we performed an impairment review of fixed assets as of the end of fiscal 2003. Based on this review, it was determined that the fixed assets of our engineered products business were impaired, because forecasted cash flows did not support the carrying value of the assets of the business. Accordingly, an impairment writedown of $5.1 million was recorded, which represents management’s best estimate of the excess of the carrying amount of the engineered products net assets over their fair value. In determining fair value, both a market approach and cash flow approach were considered. It is reasonably possible that an impairment review of the Company’s long-lived assets in the near future could indicate that other assets are impaired or that the assets of the engineered products business are further impaired.

Other operating costs, net for fiscal 2002 consisted of a $0.6 million pre-tax gain from reversal of a portion of the charge recorded in fiscal 2001 related to a plant consolidation program announced in December 2001. See discussion below.

Other corporate items

Other items not allocated to segments, which consist of idle facility costs and other items not directly related to segment business, totaled $2.6 million (expense) for fiscal 2003 compared to $0.5 million (expense) for fiscal 2002. The increase in fiscal 2003 was due to $0.6 million in professional fees for debt-related matters and higher idle facility costs caused by additional plant closures.

Other Income, Net

Other income, net was $1.6 million for fiscal 2003, compared to $0.5 million for fiscal 2002. The fiscal 2003 amount consists of $1.6 million in gains related to life insurance policies, $0.6 million in foreign exchange rate gains,

$0.3 million of interest income and various other income items of $0.4 million, offset by a $1.3 million expense for the write-off of unamortized costs associated with debt retired in connection with our refinancing completed in April 2003. The fiscal 2002 amount consists of $0.1 million in interest income, a $0.1 million gain from the sale of land, and sundry other items totaling $0.3 million.

Interest Expense

Interest expense was $28.7 million for fiscal 2003, an increase of $1.8 million from $26.9 million for fiscal 2002. The increase resulted from higher average interest rates in fiscal 2003, which caused approximately a $3.1 million increase in interest, offset in part by approximately a $1.3 million decrease in interest attributable to lower average debt levels. The increase in average interest rates is due to the 12 3/4% senior notes, which were issued in connection with our refinancing completed on April 15, 2003 (see discussion below under “Liquidity and Capital Resources”). The notes were issued at a discount, and their calculated effective yield is in excess of 14%. Average debt levels were approximately $29 million lower in fiscal 2003 compared to fiscal 2002, except for a 30-day period during which both our 10 1/8% senior subordinated notes due 2003 and our 12 3/4% senior notes were outstanding.

Income Taxes

We recorded a $5.8 million income tax benefit for fiscal 2003, compared to a $10.5 million income tax provision for fiscal 2002. A reconciliation of the differences between the provision (benefit) for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

	Fiscal 2003	Fiscal 2002
Amount computed using the statutory rate	$(55.6)	$6.3
Increase (decrease) in taxes resulting from:
State taxes	(2.3)	0.5
Goodwill amortization and impairment	32.1	—
Credits lost due to loss carryback	—	2.8
Change in valuation allowance	20.3	0.7
Other, net	(0.3)	0.2

Provision (benefit) for income taxes	$(5.8)	$10.5

As of January 3, 2004 our net deferred tax assets, a substantial portion of which consist of future tax benefits for net operating loss and tax credit carryforwards, were fully offset by a $21.9 million valuation allowance. The valuation allowance was recorded because, in light of the net operating loss incurred in fiscal 2003 and other available evidence, management does not believe that it is more likely than not that the tax benefits associated with the deferred tax assets, to the extent they exceed the valuation allowance, will be realized. At December 28, 2002 the valuation allowance totaled $1.5 million and was solely attributable to our operations in Mexico. The valuation allowance was established because of the uncertainty regarding the future profitability of these operations and therefore our ability to realize tax benefits associated with foreign net operating loss carryforwards.

The $2.8 million increase in taxes reflected in the above reconciliation for fiscal 2002 was attributable to the Job Creation and Worker Assistance Act, enacted in March 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in our receiving a $5.5 million refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2.8 million increase to the income tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that could not be used to offset tax before their expiration.

Net Income and Earnings Per Share

For fiscal 2003, we reported a net loss of $153.0 million or $6.96 per diluted share. Before the cumulative effect of the accounting change for goodwill impairment discussed below, net income was $7.4 million or $0.33 per diluted share in fiscal 2002.

Adoption of New Accounting Standard

Effective as of the beginning of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Instead these assets must be tested at least annually for impairment. For purposes of this test, we selected the first day of our fourth fiscal quarter as the annual testing date.

SFAS No. 142 also requires that a transitional impairment test of goodwill be performed as of the first day of the year of adoption. With the assistance of an outside consultant, we completed the transitional impairment review of goodwill during the third quarter of fiscal 2002 and determined that goodwill in our apparel fabrics, engineered products and import specialty businesses was impaired. As a result, we recorded a non-cash charge of $20.7 million, representing goodwill impairment of $23.4 million less the deferred tax effect of $2.7 million. The transitional impairment writedown was primarily attributable to differences between the fair value approach required under SFAS No. 142 and the undiscounted cash flow approach that was used to evaluate goodwill under previous accounting guidance. The charge was reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002, and therefore increased the previously reported net loss per share for the first quarter of fiscal 2002 from $0.24 to $1.19. The carrying value of goodwill remaining after the transitional impairment charge, $91.7 million, was written off against operating income in fiscal 2003, as discussed above.

Comparison of 52 Weeks Ended December 28, 2002 (“fiscal 2002”) to 52 Weeks Ended December 29, 2001 (“fiscal 2001”)

Net Sales

Net sales for fiscal 2002 were $612.9 million, a decrease of $18.1 million or 2.9% from net sales of $631.1 million for fiscal 2001.

Home Fashions. Net sales of home fashions products were $441.2 million for fiscal 2002, a decrease of $28.7 million or 6.1% from net sales of $469.9 million for fiscal 2001. This decline reflected sluggish consumer demand and the lack of aggressive inventory reduction efforts in fiscal 2002 in comparison with fiscal 2001. Substantially all of the decrease was attributable to a $31.4 million decline in sales of adult bedding products, particularly off-quality goods, closeouts and promotional items. These decreases were offset in part by a $4.8 million increase in sales of juvenile bedding products, primarily as a result of an increase in the volume sold.

Apparel Fabrics. Net sales of apparel fabrics for fiscal 2002 were $131.5 million, an increase of $12.6 million or 10.6% from net sales of $118.9 million for fiscal 2001. Substantially all of the increase was attributable to a $16.4 million increase in sales of sportswear fabrics, offset by a $5.0 million decrease in sales of dress shirting fabrics. The increase in sales of sportswear fabrics was primarily attributable to a line of stain-resistant pant fabrics not previously marketed by us.

Engineered Products. Net sales of engineered products were $40.3 million for fiscal 2002, a decrease of $2.0 million or 4.8% from net sales of $42.3 million for fiscal 2001. The decrease reflected soft demand from the industrial fabrics sector and a very competitive pricing situation in the market for yarns used in the automotive sector.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $68.8 million for fiscal 2002 (11.2% of net sales), an increase of $0.9 million or 1.3% from $67.9 million (10.8% of net sales) for fiscal 2001. The increase was due to an increase in incentive compensation of $3.3 million based on the achievement of operating income targets. This was offset in part by a decrease of $1.9 million in bad debt expense attributable to Kmart Corporation and other net decreases in expense of $0.5 million. In fiscal 2001, we recorded $3.5 million in bad debt expense attributable to Kmart Corporation’s January 2002 bankruptcy filing based on our estimated loss on receivables from Kmart that were outstanding at year end. In fiscal 2002, bad debt expense attributable to pre-bankruptcy receivables from Kmart was $1.6 million.

Operating Income

Consolidated operating income was $44.3 million for fiscal 2002, compared to a $7.3 million operating loss for fiscal 2001.

Home Fashions. Operating income for the home fashions segment increased to $43.6 million in fiscal 2002 from $10.9 million in fiscal 2001, primarily due to a $33.6 million increase in gross profit. Gross profit as a percentage of sales was 20.9% for fiscal 2002 compared to 12.4% for fiscal 2001. Most of the improvement in fiscal 2002 was the result of lower manufacturing costs, including approximately $20 million in overhead cost savings resulting from a combination of better plant capacity utilization and cost savings from the plant consolidation program completed in fiscal 2002 discussed below, and a $6 million improvement resulting from lower raw material prices. In addition, gross profit was favorably impacted by a better sales mix in fiscal 2002. While net sales decreased by $28.7 million in fiscal 2002 compared to fiscal 2001, the decrease was generally due to lower sales of less profitable products, such as off-quality goods, closeouts and promotional items, which resulted in a higher overall gross profit margin in fiscal 2002. The favorable impact of the better sales mix more than offset the effects of the lower sales volume, resulting in a $5 million increase in gross profit in fiscal 2002, exclusive of cost savings. The increase in gross profit in fiscal 2002 was partially offset by a $0.9 million increase in selling, general and administrative expenses, which was the result of higher incentive compensation, offset by lower bad debt expense as discussed above.

Apparel Fabrics. Operating income for the apparel fabrics segment was $2.2 million for fiscal 2002 compared to an operating loss of $8.6 million for fiscal 2001. The improved operating results is attributable to a $10.8 million increase in gross profit from $9.1 million (7.6% of net sales) in fiscal 2001 to $19.9 million (15.1% of net sales) in fiscal 2002. The higher sales volume in fiscal 2002 contributed approximately $1.5 million to the increase in gross profit. The remainder of the increase resulted from lower manufacturing costs, including approximately $6 million in overhead cost savings resulting from a combination of better plant capacity utilization and cost savings from the plant consolidation program completed in fiscal 2002 discussed below, and a $3.5 million improvement resulting from lower raw material prices. Losses attributable to our shirt manufacturing facility in Mexico, included in operating results for the apparel fabrics segment, were $2.0 million and $1.7 million for fiscal 2002 and 2001, respectively. These losses were due to low sales volume. Prior to the buyout of our joint venture partner in the first quarter of fiscal 2001, results from this business were reported as “Equity in loss of joint venture.”

Engineered Products. The engineered products segment had a $1.5 million operating loss for fiscal 2002, compared to a $0.8 million operating loss for fiscal 2001. Operating results in both periods were hampered by low sales volume, a competitive pricing environment and inefficient manufacturing performance.

Corporate Items. Amortization of goodwill was $3.6 million in fiscal 2001. As required under SFAS No. 142, which we adopted in the first quarter of fiscal 2002, we discontinued amortization of goodwill beginning in the first quarter of fiscal 2002.

Other operating costs, net for fiscal 2001 totaled $4.3 million, consisting of a $4.7 million pre-tax charge relating to a plant consolidation program and a $0.4 million pre-tax gain from reversal of the unused portion of a reserve established in 1995 for environmental and equipment removal costs associated with an idle research facility.

The plant consolidation program was announced in December 2001. In connection with the consolidation, we closed a home fashions cut and sew facility in Newnan, Georgia and a portion of a home fashions weaving facility in Greenville, South Carolina. In addition, we idled apparel looms in Danville, Virginia and transferred looms from Danville to Sevierville, Tennessee, resulting in a net reduction in apparel fabric weaving capacity of approximately 20%. We also installed modern home fashions sheeting looms in the vacant space in the Danville plant created by these moves which, with the capacity reduction noted above, resulted in a slight reduction in home fashions weaving capacity. In connection with the consolidation, we recorded a pre-tax charge of $4.7 million in fiscal 2001, including a $3.3 million non-cash writedown of fixed assets, $1.3 million for severance and benefits associated with the termination of approximately 380 employees, and other exit costs of $0.1 million.

We completed substantially all aspects of the plant consolidation in fiscal 2002, and reversed $550,000 of the prior year charge. Of this amount, $300,000 resulted from the receipt of $350,000 in net proceeds from the sale of our Newnan, Georgia facility and surplus equipment, compared to a carrying value of $50,000, and $250,000 represents a change in the reserve for estimated exit costs due primarily to lower than expected healthcare continuation costs for employees severed in connection with the consolidation.

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

Interest Expense

Interest expense was $26.9 million for fiscal 2002, a decrease of $5.2 million from $32.1 million for fiscal 2001. Approximately $4.2 million of the decrease was attributable to lower average debt levels. In addition, lower average interest rates on our variable rate debt resulted in a decrease of approximately $2.5 million in interest expense. These decreases were partially offset by a $1.5 million increase in amortization of debt costs, which resulted principally from expenses associated with the December 2001 amendment to our credit agreement.

Income Taxes

We recorded a $10.5 million income tax provision for fiscal 2002, compared to a $18.1 million income tax benefit for fiscal 2001. A reconciliation of the differences between the provision (benefit) for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

	Fiscal 2002	Fiscal 2001
	(in millions)
Amount computed using the statutory rate
Increase (decrease) in taxes resulting from:	$6.3	$(13.6)
State taxes	0.5	(1.2)
Amortization of goodwill	—	1.1
Credits lost due to loss carryback	2.8	—
Reversal of income tax liabilities	—	(5.0)
Change in valuation allowance	0.7	0.5
Other, net	0.2	0.1

Provision (benefit) for income taxes	$10.5	$(18.1)

The $2.8 million increase in taxes reflected in the above reconciliation for fiscal 2002 was attributable to the Job Creation and Worker Assistance Act, enacted in March 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from 2 to 5 years, which resulted in our receiving a $5.5 million refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2.8 million increase to the income tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that could not be used to offset tax before their expiration.

The $5.0 million benefit for the reversal of income tax liabilities reflected in the above reconciliation for fiscal 2001 resulted from a review of our tax position after the Internal Revenue Service completed its examination of our federal income tax returns through tax year 1999. Based on the results of the examination, which was completed in the third quarter of fiscal 2001, we determined that it was appropriate to reverse $5.0 million of income tax accruals recorded in prior years.

The change in valuation allowance for both fiscal 2001 and 2002 relates to foreign net operating loss carryforwards attributable to our operations in Mexico. Due to the uncertainty surrounding the future profitability of these operations, we have established a valuation allowance against the entire deferred tax asset associated with the loss carryforwards.

Net Income and Earnings Per Share

For fiscal 2002, we reported a net loss of $13.3 million or $0.60 per diluted share. Before the cumulative effect of the accounting change for goodwill impairment, discussed above, net income was $7.4 million or $0.33 per diluted share in fiscal 2002, compared to a net loss of $20.9 million or $0.96 per diluted share in fiscal 2001.

Liquidity and Capital Resources

General. Prior to the Bankruptcy filing date, internally generated cash flow, supplemented by borrowings under our borrowing base facility, provided for our working capital needs, capital improvements and debt service requirements. Our total debt to total capital ratio at January 3, 2004 was 76.9%.

With the filing of our petition for reorganization on March 31, 2004, our administrative expenses of the proceedings, working capital needs, and capital improvements are provided for by cash from operations and the DIP financing facility, discussed below.

Working Capital. Our operations are working capital intensive. Our operating working capital (accounts receivable and inventories less accounts payable and accrued expenses) typically increases and decreases in relation to sales and operating activity levels.

During fiscal 2003, operating working capital generated $10.1 million of cash primarily comprised of reductions of accounts receivables levels and inventories, offset by a decrease in payables and accrued expenses. Net income plus non-cash expense items (net) generated $2.1 million in cash during the year, and changes in operating assets and liabilities generated $6.0 million. Changes in operating assets and liabilities were comprised of a $10.1 million decrease in working capital, an increase of $4.7 million in prepaid expense and other assets and a $0.6 million increase in other liabilities. As a result, operating activities in fiscal 2003 provided net cash of $8.1 million.

During fiscal 2002, operating working capital generated $12.6 million of cash primarily due to reductions of inventories and receivables levels and increases in accounts payable. Net income plus non-cash expense items (net) generated $63.3 million in cash during the year, and changes in operating assets and liabilities generated $16.1 million. Those changes in operating assets and liabilities were comprised of a $12.6 million decrease in working capital, a decrease of $2.6 million in prepaid expense and other assets and a $1.0 million increase in other liabilities. As a result, operating activities in fiscal 2002 provided net cash of $79.5 million.

In connection with purchasing cotton for anticipated manufacturing requirements, we may enter into cotton futures and option contracts in order to reduce the risks associated with future price fluctuations. We generally cover open order requirements, which average approximately three months of product, through direct purchase, futures and options transactions, and we may shorten or lengthen that period in accordance with our perception of the direction of cotton prices. Effective as of the beginning of fiscal 2001, we adopted SFAS No. 133, as amended, which requires that derivative instruments be reported on the balance sheet at fair value. Gains and losses related to futures and options during the three years ended January 3, 2004 were not material to our results of operations. There were no material cotton futures or options outstanding at January 3, 2004, December 28, 2002 and December 29, 2001.

Bibb Financing Facility. In order to finance our 1998 acquisition of the Bibb Company, we entered into a five-year secured credit facility which originally consisted of a $125 million amortizing term loan and a $150 million working capital line of credit. Subsequent amendments modified the facility to increase the term loan by $12.9 million and to implement additional limitations on mergers and consolidations, affiliated transactions, incurrence of liens, disposal of assets and investments. In December 2001 the credit facility was amended again to partially defer amortization of the term loan, to convert the working capital line of credit into an asset-based line, and to establish new performance covenants. This working capital line was non-amortizing and the borrowing base was determined weekly by valuation of the eligible inventories and accounts receivable. We were required to make interest payments on a monthly basis for all outstanding loans, and to meet a minimum cumulative EBITDA covenant (as defined) and an interest coverage ratio covenant (as defined) on a monthly basis. The loans under the credit facility could bear interest at prime rate or LIBOR, at our option, and the interest rate margin on the loans was established by our leverage ratio, as defined. Following a prepayment of $3 million during the first quarter of fiscal 2003, the term loan had an outstanding principal balance of $53.9 million at March 29, 2003. Early in the second quarter of fiscal 2003, an additional $3 million prepayment and a scheduled $10 million amortization payment further reduced the outstanding term loan to $40.9 million. As of March 29, 2003, $62.5 million was outstanding under the working capital loan and $61.1 million was unused and available for borrowing. The average interest rate on debt outstanding under the term loan and the working capital loan was 3.75% and 3.67%, respectively. In addition, at March 29, 2003 we had an aggregate of $120 million outstanding of our 10 1/8% senior subordinated notes due 2003. All of the outstanding indebtedness under our credit facility and our senior subordinated notes was due at maturity on September 30, 2003 and December 15, 2003, respectively.

Debt Refinancing of April 2003. On April 15, 2003 we completed the refinancing of substantially all of our outstanding long-term debt. We entered into a new senior secured credit facility, consisting of a five-year $40 million term loan and a five-year $160 million revolving credit facility. The revolving credit facility included borrowing availability of up to $25 million for letters of credit. In addition, the refinancing included the sale, at 95.035% of par, of $157 million aggregate principal amount of our 12 3/4% senior notes due 2009, yielding approximately 14%, in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The coupon rate on the notes was increased by 25 basis points effective in September 2003, and an additional 25 basis points effective in December 2003, since a registration statement had not been declared effective, resulting in a coupon rate of 13.25% at January 3, 2004. The indenture restricted, among other things, additional indebtedness, restricted payments, lien creation, asset sales, and mergers. The semi-annual coupon on the senior notes is payable on October 15 and April 15. The coupon payment due October 15, 2003 was made as scheduled, but the payment due April 15, 2004 was not made due to the Chapter 11 filing.

The net proceeds from the senior notes offering, together with borrowings under the senior credit facility, were used to: (i) repay all borrowings outstanding under our existing credit agreement; (ii) provide for the redemption, on May 15, 2003, of our outstanding 10 1/8% senior subordinated notes due 2003 for $120 million (par value) plus accrued interest; and (iii) pay related fees and expenses.

The credit facility of April 2003 was secured by substantially all of our assets. Availability under the revolving credit facility was based upon a borrowing base determined by reference to eligible accounts receivable and inventory. Amounts outstanding under the senior credit facility bore interest at either a prime rate or LIBOR, at our option, plus a margin. The margin was dependent on our leverage ratio, and ranged from 1.0-2.0% on prime rate loans and 2.0-3.0% on LIBOR loans. In addition, a 0.375% commitment fee was paid by us on the unused line. At April 10, 2004, the obligations outstanding under the revolving credit facility and the term loan were $65.5 million and $34.3 million, respectively, with average interest rates of 5.40% and 4.20%, respectively.

Under the senior credit facility, we were required to maintain a minimum fixed charge ratio and to not exceed a maximum leverage ratio. The senior credit facility also imposed restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale or discount of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash. The term loan required scheduled calendar quarterly principal payments of $1.4 million that began on June 30, 2003, with a final scheduled amortization payment of $11.4 million on April 15, 2008, the maturity date. In addition, mandatory prepayments on the term loan were required if annual cash flow exceeded certain limits or for certain events, such as the sale of assets and the issuance of capital securities or indebtedness. Once the term loan was paid in full other than through a refinancing, the senior notes were to become secured by a second priority lien on substantially all of the Company’s real property, equipment and other fixed assets. At that time, we would have been required to offer to repurchase a pro rata portion of the senior notes if annual cash flow exceeded certain limits.

We incurred fees and expenses of approximately $10.5 million in connection with the refinancing, which are being amortized to interest expense over the terms of the related debt. Unamortized fees and expenses of $1.3 million relating to the existing credit agreement and 10 1/8% senior subordinated notes that were paid in connection with the refinancing were written off and charged to other expense during the second quarter of 2003.

Prior to the end of the third quarter of fiscal 2003, we advised our senior secured lenders that we expected to violate the covenant specifying the maximum leverage ratio at the end of the third quarter of 2003. On October 10, 2003, we entered into an amendment and waiver agreement with the lenders pursuant to which the lenders permanently waived this covenant violation. We paid an amendment fee in the amount of $250,000. The amendment and waiver agreement also contained, among other provisions, new requirements specifying minimum levels of excess availability under the revolving credit facility and monthly operating EBITDA during the fourth quarter of fiscal 2003.

In advance of the end of the fourth quarter of fiscal 2003, we again advised our senior secured lenders that we expected to violate the covenant specifying the maximum leverage ratio and fixed coverage charge ratio at the end of the fourth quarter of 2003. On December 19, 2003, we entered into a second amendment and waiver agreement with the lenders pursuant to which the lenders permanently waived these covenant violations. The amendment and waiver agreement also contained, among other provisions, additional liquidity and cash flow projection reporting, further limitations on capital expenditures through the first fiscal quarter of 2004 and monthly operating EBITDA, as defined, covenants for the first fiscal quarter of 2004. We paid an amendment fee in the amount of $350,000 for the second amendment.

At our request on January 16, 2004, the senior secured lenders temporarily modified the minimum levels of excess availability permitted by the credit facility in order to accommodate anticipated seasonal borrowing needs pursuant to a third amendment and waiver. This adjustment expired on March 8, 2004. There was no fee paid to the Lenders for this third amendment.

Because it was probable that we would violate the covenants specifying minimum fixed charge and maximum leverage ratios at the end of the first quarter of 2004, we were required to report our senior secured debt as long-term debt due currently as of January 3, 2004. Additionally, all senior debt which would be subject to cross acceleration in the event the senior secured lenders elected to accelerate the debt under the senior credit facility has been reported as current.

DIP Financing Facility. On April 1, 2004, in connection with our Chapter 11 bankruptcy filing, the Bankruptcy Court approved a $145 million DIP financing facility on an interim basis. The DIP financing order authorized us to borrow up $40.0 million under the DIP financing facility on an interim basis. The facility is secured by superpriority liens on substantially all of our assets. This facility includes borrowing availability of up to $15 million for letters of credit. The Bankruptcy Court will hold a final hearing on our motion to approve the DIP facility on April 27, 2004.

Upon the entry of a final DIP financing order in the form proposed by us and our lenders, the remaining $70.0 million in revolving loans, over and above the $40.0 million in revolving loans approved by the interim DIP financing order of the Bankruptcy Court, is expected to become available to us. At the final hearing on our motion for DIP financing, we will also seek to repay $34.3 million on the term loan which was outstanding on the bankruptcy filing date with proceeds of the term loan of the DIP facility. Borrowings under the interim and final DIP financing facility will bear interest at our option at the rate of the London Interbank Offering Rate (“LIBOR”) plus 3.50% (4.64% as of April 14, 2004), or the Alternate Base Rate plus 2.50% (6.50% as of April 14, 2004) for borrowings under the revolving credit, and at the rate LIBOR plus 3.75% (4.89% as of April 14, 2004), or the Alternate Base Rate plus 2.75% (6.75% as of April 14, 2004), for borrowings under the term loan. Loans outstanding under the LIBOR option can be drawn for periods of one, two, three or six months, at our option. In addition, there is a fee of 0.50% on the unused commitment and a fee of 3.50% on letters of credit outstanding. The DIP financing facility expires on the earlier of the completion of a new financing or April 1, 2005.

The DIP financing facility contains financial covenants which require us to maintain minimum levels of earnings before certain corporate items, interest, taxes, depreciation, and amortization (“Operating EBITDA”), as defined, as early as May 2004 and thereafter. Capital expenditures are restricted to $1.2 million during any month and $11.5 million over the duration of the facility. In addition, the DIP financing facility also imposes restrictions relating to, among other things, asset sales, incurrence or guarantee of debt, acquisitions, sale or discount of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash. The DIP financing facility also requires strict adherence with a weekly cash flow budget, and that proceeds from sales of certain assets be used to repay specified borrowings and permanently reduce the commitment amount under the facility. Until the final DIP facility is approved, we must maintain excess availability under the borrowing base of at least $15 million. Failure to satisfy these covenants could result in an event of default that could cause, absent the receipt of appropriate waivers, an interruption in cash availability, which could cause an interruption of our normal operations.

Availability under the DIP financing facility is established by a borrowing base determined by reference to eligible accounts receivable and inventory, as defined. At April 10, 2004, there was $9.2 million outstanding in borrowings under this interim $40.0 million facility at an average interest rate of 6.75%, and $4.9 million in letters of credit. We had approximately $22.4 million in unused capacity available.

Based on information currently available, we believe that we should be able to meet the monthly covenant requirements in the DIP financing facility, and accordingly, anticipate that we will have sufficient liquidity under the facility to provide for expected working capital needs and debt service obligations approved to be paid by the Court during the remainder of fiscal 2004. If we experience violations of the monthly covenants discussed above, and the lenders do not grant such additional forbearance, waivers or amendments as may be required with respect to the DIP financing facility, we will be in default and will be unable to borrow under the facility, and the lenders could exercise remedies against us, including acceleration of the debt outstanding.

Off-Balance Sheet Arrangements and Contractual Obligations. We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations or liquidity that would be considered material to investors. See Note 10 to the consolidated financial statements for a description of our leasing arrangements.

The following summarizes our significant contractual obligations at January 3, 2004:

	Payments Due by Period
	Total	Less than 1-Year	1-3 Years	4-5 Years	Over 5 Years
	(in millions)
Debt obligations	$261.2	$5.2	$11.2	$86.5	$158.3
Capital lease obligations	3.5	0.9	2.2	0.3	0.1
Operating lease obligations	26.4	5.5	7.7	5.0	8.2
Royalties	5.1	3.4	1.7	—	—
Purchase obligations	33.1	24.7	3.6	1.3	3.5

Total	$329.3	$39.7	$26.4	$93.1	$170.1

Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and that specify all significant terms. Our purchase obligations consist principally of contracts to purchase raw materials, utilities and fixed assets.

The above table excludes pension funding obligations. We currently estimate that we will contribute $11.3 million to our qualified pension plans in fiscal 2004 to meet ERISA minimum funding requirements. This amount could be impacted materially from changes in pension regulations and other factors.

At January 3, 2004 we had $6.5 million in standby and trade letters of credit outstanding, all of which expire in fiscal 2004.

Capital Improvements. We made capital expenditures aggregating $11.5 million, $12.4 million and $18.2 million in fiscal 2003, 2002 and 2001, respectively. During fiscal 2003 capital expenditures were funded primarily through our reduction in working capital. We anticipate capital expenditures of approximately $11 million in fiscal 2004, which will be used primarily for maintenance.

Risk Management

Interest Rate Risk. We have exposure to floating interest rates through our borrowings under our credit facility. Therefore, interest expense will fluctuate with changes in LIBOR and the prime rate. As of January 3, 2004, a 10% increase in interest rates in effect on our variable rate borrowings would increase interest expense by $0.4 million on an annual basis.

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

We enter into contracts to purchase cotton under the Southern Mill Rules ratified and adopted by the American Textile Manufacturers Institute, Inc. and American Cotton Shippers Association. Under these contracts and rules, nonperformance by either the buyer or seller may result in a net cash settlement of the difference between the current market price of cotton and the contract price. If we had a net cash settlement of our open firm commitment cotton contracts at January 3, 2004, and market prices of contracted cotton decreased by 10%, we would be required to pay a net settlement provision of approximately $1.7 million.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. We adopted the provisions of SFAS No. 145 in fiscal 2003, which did not have a material impact on the financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (“VIE”). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIE’s that a company is not required to consolidate, but in which it has a significant variable interest. A modification to FIN 46 (“FIN 46(R)”) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities (“SPE”), until the first fiscal year or interim period ending after March 15, 2004. We have not identified any interests in special purpose entities applicable to the provisions of this statement and will apply the provisions of FIN 46(R) in the first quarter 2004 financial statements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 as of July 1, 2003 did not have a material impact on our consolidated financial condition or results of operations.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. Management bases its estimates on various assumptions and historical experience which are believed to be reasonable. However, due to the inherent nature of estimates, actual results may differ significantly. We believe that the following critical accounting policies and practices incorporate estimates and judgements having the most significant impact on our financial statements.

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

Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. In addition, assets are reviewed for impairment when events or changes in business conditions indicate that their carrying value may not be recoverable. The estimates, assumptions and judgements used by management in applying our property, plant and equipment and impairment policies reflect both historical experience and expectations regarding future industry conditions and operations. The use of different estimates, assumptions and judgements could result in materially different carrying values of assets and results of operations. At January 3, 2004, assets held for sale, mostly resulting from plant closures, were carried on the balance sheet at $9.8 million. This amount represents our estimate of the future net proceeds we will receive from sale of these assets. The actual net proceeds may be materially different. To the extent actual net proceeds differ from the carrying amounts, the difference will be charged or credit to operations.

Goodwill. As discussed in Note 3 to the Consolidated Financial Statements, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2002. Under this standard, goodwill must be tested at least annually for impairment. In addition, a transitional impairment test was required, to determine whether goodwill was impaired as of the beginning of the fiscal year of adoption. Goodwill impairment testing involves the assignment of goodwill to business units, and the determination of the fair values and book values of those business units. These determinations involve considerable estimation and judgement. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. Although we believe we have based our impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

Based on the results of the transitional test, we recorded a non-cash charge of $20.7 million, representing goodwill impairment of $23.4 million, less the deferred tax effect of $2.7 million. The charge was reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal

2002. In the third quarter of fiscal 2003, additional impairment testing indicated that our remaining goodwill, all of which relates to our home fashions bedding unit, was fully impaired. Accordingly, we recorded an impairment writedown of $91.7 million, which was charged to operating income.

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

Income Taxes. As part of the process of preparing our financial statements we are required to estimate our actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent losses, we have recorded a 100% valuation allowance of $21.9 million against our net deferred tax asset as of the end of fiscal 2003. If, after future assessments, we determine a lesser allowance is required, we would record a decrease to the valuation allowance and a corresponding income tax benefit in the period of such determination.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part III, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEE FOLLOWING PAGES

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Dan River Inc.

We have audited the accompanying consolidated balance sheets of Dan River Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dan River Inc. and subsidiaries at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Dan River Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, on March 31, 2004, the Company filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code (“chapter 11”). The Company is currently operating its business under the jurisdiction of chapter 11 and the United States Bankruptcy Court in the Northern District of Georgia (the “Bankruptcy Court”), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, the ability to comply with its debtor in possession financing facility, obtain adequate financing sources, and the Company’s ability to generate sufficient cash flows from operations to meet its future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 20, 2004

except for Note 1 and paragraphs 2-5, 8 and 18 of Note 5, as to which the date is

April 1, 2004

CONSOLIDATED BALANCE SHEETS

January 3, 2004 and December 28, 2002

	2003	2002
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,630	$2,832
Accounts receivable (less allowance of $7,633 and $13,747)	50,111	71,292
Inventories	148,248	151,586
Assets held for sale	9,796	—
Prepaid expenses and other current assets	8,417	4,175
Deferred income taxes	8,993	15,492

Total current assets	227,195	245,377
Property, plant and equipment:
Land	10,090	11,720
Building and improvements	91,819	105,587
Machinery and equipment	338,545	385,397
Construction in progress	2,776	5,933

	443,230	508,637
Less accumulated depreciation and amortization	256,139	260,462

Net property, plant and equipment	187,091	248,175
Goodwill	—	91,701
Other assets	18,180	10,269

	$432,466	$595,522

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$259,096	$241,231
Accounts payable	15,804	25,802
Accrued compensation and related benefits	20,101	23,693
Other accrued expenses	11,381	8,944

Total current liabilities	306,382	299,670
Long-term debt	5,593	10,792
Deferred income taxes	8,993	15,257
Other liabilities	32,013	40,766

Shareholders’ equity:
Preferred stock, $.01 par value; authorized 50,000,000 shares; no shares issued	—	—
Common stock, Class A, $.01 par value; authorized 175,000,000 shares; issued and outstanding 20,418,504 shares (20,362,773 shares at December 28, 2002)	204	204
Common stock, Class B, $.01 par value; authorized 35,000,000 shares; issued and outstanding 2,062,070 shares	21	21
Common stock, Class C, $.01 par value; authorized 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	210,090	209,952
Retained earnings (deficit)	(119,340)	33,688
Accumulated other comprehensive loss	(11,197)	(14,387)
Unearned compensation—restricted stock	(293)	(441)

Total shareholders’ equity	79,485	229,037

	$432,466	$595,522

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended January 3, 2004, December 28, 2002 and December 29, 2001

	2003	2002	2001
	(in thousands, except per share data)
Net sales	$477,448	$612,949	$631,072
Cost of sales	425,767	500,351	562,606

Gross profit	51,681	112,598	68,466
Selling, general and administrative expenses	63,709	68,805	67,910
Impairment of goodwill	91,701	—	—
Amortization of goodwill	—	—	3,617
Other operating costs, net	27,998	(550)	4,282

Operating income (loss)	(131,727)	44,343	(7,343)
Other income, net	1,586	455	694
Equity in loss of joint venture	—	—	(244)
Interest expense	(28,718)	(26,884)	(32,063)

Income (loss) before income taxes and cumulative effect of accounting change	(158,859)	17,914	(38,956)
Provision (benefit) for income taxes	(5,831)	10,534	(18,087)

Income (loss) before cumulative effect of accounting change	(153,028)	7,380	(20,869)
Cumulative effect of accounting change, net of taxes of $2,732	—	(20,701)	—

Net loss	$(153,028)	$(13,321)	$(20,869)

Earnings (loss) per share—basic:
Income (loss) before cumulative effect of accounting change	$(6.96)	$0.34	$(0.96)
Cumulative effect of accounting change, net of tax	—	(0.95)	—

Loss per share—basic	$(6.96)	$(0.61)	$(0.96)

Earnings (loss) per share—diluted:
Income (loss) before cumulative effect of accounting change	$(6.96)	$0.33	$(0.96)
Cumulative effect of accounting change, net of tax	—	(0.93)	—

Loss per share—diluted	$(6.96)	$(0.60)	$(0.96)

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensation- Restricted Stock	Total
	(in thousands)
Balance at December 30, 2000	$197	$21	$209,096	$67,878	$—	$—	$277,192
Comprehensive loss:
Net loss	—	—	—	(20,869)	—	—	(20,869)
Minimum pension liability adjustment (net of taxes of $3,861)	—	—	—	—	(6,121)	—	(6,121)

Comprehensive loss							(26,990)

Restricted stock awards	2	—	682	—	—	(684)	—
Amortization of unearned compensation	—	—	—	—	—	136	136

Balance at December 29, 2001	199	21	209,778	47,009	(6,121)	(548)	250,338
Comprehensive loss:
Net loss	—	—	—	(13,321)	—	—	(13,321)
Minimum pension liability adjustment (net of taxes of $5,088)	—	—	—	—	(8,112)	—	(8,112)
Unrealized loss on securities (net of taxes of $97)	—	—	—	—	(154)	—	(154)

Comprehensive loss							(21,587)

Restricted stock awards	5	—	174	—	—	(179)	—
Amortization of unearned compensation	—	—	—	—	—	286	286

Balance at December 28, 2002	204	21	209,952	33,688	(14,387)	(441)	229,037
Comprehensive loss
Net loss	—	—	—	(153,028)	—	—	(153,028)
Minimum pension liability adjustment (net of taxes of $1,958)	—	—	—	—	3,122	—	3,122
Unrealized gain on securities (net of taxes of $42)	—	—	—	—	68	—	68

Comprehensive loss							(149,838)

Stock option activity	—	—	41	—	—	—	41
Retirement of common stock	(1)	—	(168)	—	—	—	(169)
Restricted stock awards	1	—	216	—	—	(217)	—
Amortization of unearned compensation	—	—	49	—	—	365	414

Balance at January 3, 2004	$204	$21	$210,090	$(119,340)	$(11,197)	$(293)	$79,485

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended January 3, 2004, December 28, 2002 and December 29, 2001

	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(153,028)	$(13,321)	$(20,869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash interest expense	2,817	2,752	1,297
Depreciation and amortization of property, plant and equipment	36,431	37,860	39,451
Impairment of goodwill	91,701	—	—
Amortization of goodwill	—	—	3,617
Amortization of restricted stock compensation	414	286	136
Stock option compensation	37	—	—
Deferred income taxes	(5,765)	15,496	(17,973)
Disposal of assets	209	120	108
Equity in loss of joint venture	—	—	244
Other operating costs, net	27,998	(550)	4,282
Write-off of unamortized debt costs	1,299	—	—
Cumulative effect of accounting change, net of tax	—	20,701	—
Changes in operating assets and liabilities, excluding effects of business acquired:
Accounts receivable	21,208	3,737	9,819
Inventories	2,863	4,921	50,021
Prepaid expenses and other assets	(4,652)	2,616	924
Accounts payable and accrued expenses	(14,015)	3,906	(3,060)
Other liabilities	584	960	739

Net cash provided by operating activities	8,101	79,484	68,736

Cash flows from investing activities:
Capital expenditures	(11,520)	(12,384)	(18,246)
Proceeds from sale of assets	58	930	93
Acquisitions	—	—	(3,809)

Net cash used by investing activities	(11,462)	(11,454)	(21,962)

Cash flows from financing activities:
Payments of long-term debt	(262,514)	(29,375)	(35,872)
Net proceeds from issuance of long-term debt	254,568	—	—
Borrowings against cash surrender value of life insurance	—	—	5,427
Debt issuance costs	(10,835)	(139)	(3,688)
Revolving credit facilities—borrowings	201,974	97,000	82,500
Revolving credit facilities—payments	(181,038)	(141,000)	(90,500)
Proceeds from exercise of stock options	4	—	—

Net cash provided (used) by financing activities	2,159	(73,514)	(42,133)

Net increase (decrease) in cash and cash equivalents	(1,202)	(5,484)	4,641
Cash and cash equivalents at beginning of year	2,832	8,316	3,675

Cash and cash equivalents at end of year	$1,630	$2,832	$8,316

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 3, 2004, December 28, 2002 and December 29, 2001

NOTE. 1. Subsequent Event—Chapter 11 Filing

On March 31, 2004, Dan River Inc. and its domestic subsidiaries (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia. Since that date, the debtors have been operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

In 2003, the Debtors experienced a significant decrease in sales beginning in the second quarter. During the second, third and fourth quarters of fiscal 2003, in response to the decrease in sales, the Debtors initiated plans to reduce costs through the closure and consolidation of manufacturing facilities and a reduction of workforce. Most of the benefits from these cost-cutting efforts were not expected to be realized until fiscal 2004.

As a result of the Debtors’ financial performance, they failed to meet the maximum leverage ratio covenant contained under the senior credit facility for the third quarter of fiscal 2003. Subsequent to the end of the quarter, the Debtors and their lenders entered into an amendment of their credit agreement that waived the covenant violation and imposed additional financial covenants. An additional amendment and waiver to the credit agreement was executed in December 2003, and in January 2004 another amendment was executed, which temporarily modified the minimum levels of excess availability permitted under the credit facility.

The Debtors’ sales and profitability did not improve sufficiently to be in compliance with all of the financial covenants under the credit agreement, and as a result, the Debtors expected that they would be in default commencing April 1, 2004. The Debtors concluded, after consultation with their advisors, that their interests and the interests of their creditors and employees would be best served by a reorganization under Chapter 11 of the Bankruptcy Code.

On April 1, 2004, the Bankruptcy Court granted interim approval for the Debtors to enter into a $145.0 million debtor-in-possession financing facility (the “DIP Facility”) with Deutsche Bank Trust Company Americas as agent for a syndicate of financial institutions comprised of certain of our pre-petition senior secured lenders. Up to $40 million of the DIP Facility is available during the interim period, which ends on April 28, 2004. A hearing for final approval of the DIP Facility is scheduled for April 27, 2004. See Note 5 for a further discussion regarding the DIP Facility.

In conjunction with the commencement of the Chapter 11 process, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 process. The most significant of these orders:

•	permit the Debtors to operate their consolidated cash management system during the Chapter 11 process in substantially the same manner as it was operated prior to the commencement of the Chapter 11 process,

•	authorize payment of pre-petition employee salaries, wages, and benefits and reimbursement of pre-petition employee business expenses,

•	authorize payment of pre-petition sales, payroll, and use taxes owed by the Debtors,

•	authorize payment of certain pre-petition obligations to customers and certain customs brokers, common carriers and warehousemen, and

•	authorize payment of certain pre-petition obligations to critical vendors to aid the Debtors in maintaining operation of their business.

Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under Chapter 11 may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court. While under bankruptcy protection, the Debtors do not expect to pay the interest obligations on the 12 3/4% senior notes due 2009 unless ordered to do so by the Bankruptcy Court.

As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assumption” means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

Since the petition date, the Debtors have conducted business in the ordinary course. The Debtors are in the process of evaluating their operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

The consolidated financial statements, which include the accounts of the Debtors, as well as foreign subsidiaries of Dan River Inc. which were not a party to the Chapter 11 filings, have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Debtors are currently operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and their continuation as a going concern is contingent upon, among other things, their ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and have the plan confirmed by the Bankruptcy Court, comply with the DIP Facility, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There can be no assurance that the Debtors will be able to achieve any of these results. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

The consolidated financial statements do not reflect adjustments that may occur in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”) (“SOP 90-7”), which will be adopted for financial reporting in periods ending after March 31, 2004, assuming that the Debtors will continue as a going concern. In the Chapter 11 proceedings, substantially all unsecured liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for the Debtors’ pre-bankruptcy liabilities are dependent on the outcome of the Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings, and certain gains and losses resulting from a reorganization or restructuring of the Debtors’ business will be reported separately as reorganization items. In addition, interest expense will be reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim under the bankruptcy proceedings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. Significant Accounting Policies and Other Matters

Basis of presentation

The consolidated financial statements include the accounts of Dan River Inc. and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany items have been eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the Saturday nearest to December 31. All references to fiscal 2003, 2002 and 2001 mean the 53 weeks ended January 3, 2004, 52 weeks ended December 28, 2002 and 52 weeks ended December 29, 2001, respectively. The financial statements of subsidiaries located in Mexico are consolidated based on a fiscal year ending November 30 to facilitate timely reporting of the Company’s financial results.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

All highly liquid cash investments purchased with an initial maturity of three months or less are considered to be cash equivalents. At January 3, 2004, $662,000 of cash is subject to withdrawal restrictions and may be used to either reduce debt or be reinvested in overnight investments.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in credit worthiness of customers, and other relevant factors. Changes in these key assumptions can have a significant impact on ultimate cash collections. The net provision (recovery) recorded for bad debts was $(140,000), $1,653,000 and $3,470,000 for fiscal 2003, 2002 and 2001, respectively.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories at January 3, 2004 and December 28, 2002, respectively, by component are as follows:

	2003	2002
	(in thousands)
Finished goods	$48,385	$52,088
Work in process	86,932	85,827
Raw materials	5,131	3,348
Supplies	7,800	10,323

Total inventories	$148,248	$151,586

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill

As discussed in Note 3, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2002. Under SFAS No. 142 goodwill is no longer amortized but is subject to impairment testing. Prior to fiscal 2002 goodwill was amortized on the straight-line method based on lives ranging from five to 40 years.

Deferred financing fees

Debt financing fees are amortized over the term of the related debt.

Revenue recognition and cost of sales

The Company recognizes revenue from product sales when title and risk of loss have passed to the customer, which is normally at the time goods are shipped. Sales are recorded net of product returns and discounts. Customers do not have the right of return, except in limited circumstances, such as in the case of defective goods.

The Company offers rebate and allowance programs to selected customers in order to maximize sales and promote its products. Major programs include: rebates or allowances based on the achievement of specified purchase volumes, new store allowances, opening order discounts for new product lines, and advertising allowances. The costs associated with these programs are recorded as a reduction in sales.

Costs incurred for shipping and handling, including warehouse and distribution costs, are recorded in cost of sales. The Company has entered into various licensing agreements requiring royalty payments for sales of specified home fashions products. Royalty expense under these agreements, which are included in cost of sales, totaled $10,934,000, $14,473,000 and $13,168,000 in fiscal 2003, 2002 and 2001, respectively. At January 3, 2004, the future minimum guaranteed royalty payments due under licensing arrangements were $5,104,000, including $3,423,000, $1,373,000 and $308,000 for fiscal 2004, 2005 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The Company’s stock-based compensation plans, which are further discussed in Note 7, are accounted for based on the intrinsic value method set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation for restricted stock awards is recognized ratably over the vesting period, based on the fair value of the stock on the date of grant. No compensation expense has been recognized relative to stock option awards, as all options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock options granted:

	2003	2002	2001
	(in thousands, except per share data)
Net loss:
As reported	$(153,028)	$(13,321)	$(20,869)
Less: pro forma expense related to stock options	(932)	(743)	(1,298)

Pro forma	$(153,960)	$(14,064)	$(22,167)

Per share:
As reported—
Basic	$(6.96)	$(0.61)	$(0.96)
Diluted	(6.96)	(0.60)	(0.96)
Pro forma—
Basic	(7.00)	(0.64)	(1.02)
Diluted	(7.00)	(0.63)	(1.02)

The pro forma results reflect amortization of the fair value of stock options over the vesting period. The weighted average fair value of options granted in fiscal 2003, 2002 and 2001, was estimated to be $1.54, $0.33 and $1.86, respectively. The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends.

The following weighted average assumptions were used in the valuation of options:

	2003	2002	2001
Expected option life in years	6.0	6.0	6.0
Risk-free interest rate	3.48%	4.83%	5.27%
Expected stock price volatility	88.00%	90.00%	60.00%

Other income, net

Other income, net consists of interest income, foreign exchange rate gains and losses, gains and losses from nonoperating assets and other miscellaneous items of income and expense. In fiscal 2003, other income, net includes $1,299,000 in expense for the write-off of unamortized costs associated with debt retired in connection with the refinancing completed in April 2003 (Note 5).

Income taxes

Deferred income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Recent accounting pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. The Company adopted the provisions of SFAS No. 145 in fiscal 2003, which did not have a material impact on the financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (“VIE”). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIE’s that a company is not required to consolidate, but in which it has a significant variable interest. A modification to FIN 46 (“FIN 46(R)”) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities (“SPE”), until the first fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year or interim period ending after March 15, 2004. The Company has not identified any interests in special purpose entities applicable to the provisions of this statement and will apply the provisions of FIN 46(R) in the first quarter 2004 financial statements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 as of July 1, 2003 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

NOTE 3. Goodwill

Effective as of the beginning of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is no longer amortized, but instead is subject to an impairment test at least annually. The Company has selected the first day of the fourth fiscal quarter as its annual testing date. In the year of adoption, SFAS No. 142 also requires the Company to perform a transitional test to determine whether goodwill was impaired as of the beginning of the fiscal year.

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

The Company, with the assistance of an outside consultant, completed the transitional impairment review of goodwill during the third quarter of fiscal 2002, and recorded a non-cash charge of $20,701,000, representing goodwill impairment of $23,433,000, less the deferred tax effect of $2,732,000. The charge has been reported as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002, and therefore increased the previously reported net loss per share for the first quarter of fiscal 2002 from $0.24 to $1.19. In determining the fair value of each reporting unit for the transitional impairment test, a combined discounted cash flow and market approach was used. The resulting impairment was primarily attributable to differences between the fair value approach required under SFAS No. 142 and the undiscounted cash flow approach that was used to evaluate goodwill under previous accounting guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of fiscal 2003, the deterioration in the performance of the home fashions bedding business, was considered an indication of possible impairment under accounting guidelines and, accordingly, the Company evaluated goodwill for impairment, rather than waiting for the annual impairment review that is normally performed in the fourth quarter of the fiscal year. With the assistance of an outside consultant, the Company completed the impairment test, which, based on a comparison of the fair value of the home fashions bedding business unit to its book value, indicated that the goodwill was, in fact, fully impaired. For this purpose, the fair value of the business unit was determined primarily by a discounted cash flow approach. The Company recorded a $91,701,000 charge for impairment of goodwill, which represented the write-off of the entire remaining balance of goodwill, all of which relates to the home fashions bedding business unit.

The following table summarizes the transitional goodwill impairment charge by reporting segment as well as the changes in the carrying amount of goodwill for the fiscal years ended December 28, 2002 and January 3, 2004:

Reporting Segment	Goodwill at December 29, 2001	Impairment Charge	Goodwill at December 28, 2002	Impairment Charge	Goodwill at January 3, 2004
	(in thousands)
Home Fashions:
Bedding products	$91,701	$—	$91,701	$(91,701)	$—
Import specialty business	7,087	(7,087)	—	—	—

	98,788	(7,087)	91,701	(91,701)	—
Apparel fabrics	1,418	(1,418)	—	—	—
Engineered products	14,928	(14,928)	—	—	—

	$115,134	$(23,433)	$91,701	$(91,701)	$—

In accordance with SFAS No. 142, prior period amounts have not been restated. The following table summarizes the reported results for fiscal 2001, and the results that would have been reported had the non-amortization provisions of SFAS No. 142 been in effect for that year:

2001
(in thousands, except per share data
Reported net loss	$(20,869)
Amortization of goodwill (net of tax effect)	3,468

Adjusted net loss	$(17,401)

Reported loss per share—basic and diluted	$(0.96)
Amortization of goodwill (net of tax effect)	0.16

Adjusted loss per share—basic and diluted	$(0.80)

NOTE 4. Shareholders’ Equity

Certain shareholders have the right to require the Company to register, at its expense, their shares under the Securities Act of 1933.

All Class B common stock outstanding as of January 3, 2004 is held by certain members of the Company’s senior management (and certain of their family members). With limited exceptions, owners of Class B common stock are entitled to 4.39 votes per share on matters brought before the Company’s shareholders, whereas owners of Class A common stock are entitled to one vote per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive loss at January 3, 2004 and December 28, 2002 is comprised of the following:

	2003	2002
	(in thousands)
Minimum pension liability adjustment	$18,102	$23,182
Deferred tax effect	(6,991)	(8,949)

	11,111	14,233
Unrealized losses on securities	141	251
Deferred tax effect	(55)	(97)

	86	154

	$11,197	$14,387

NOTE 5. Long-Term Debt

Long-term debt at January 3, 2004 and December 28, 2002 consists of the following:

	2003	2002
	(in thousands)
Senior notes, net of unamortized original issue discount	$149,847	$—
Senior subordinated notes	—	120,000
Borrowing base facility	69,300	63,000
Term loan	35,714	56,910
Capital leases	3,512	5,380
Other borrowings with various rates and maturities	6,316	6,733

	264,689	252,023
Less current maturities	259,096	241,231

Total long-term debt	$5,593	$10,792

DIP Financing Facility:

As discussed in Note 1 above, on April 1, 2004, the Bankruptcy Court approved the $145 million DIP financing facility on an interim basis. The DIP financing order authorized the Debtors to grant first priority mortgages, security interests, liens, and superpriority claims on substantially all of the assets of the Debtors to secure the DIP financing facility on an interim basis. The Bankruptcy Court will hold a final hearing on the Debtor’s motion to approve the DIP facility on April 27, 2004.

The DIP financing order authorized the Debtors to enter into a $40 million revolving credit DIP financing facility and to grant superpriority claims and mortgages, security interests, and liens on substantially all of the assets of the Debtors to secure the DIP financing facility on an interim basis. This facility includes borrowing availability of up to $15 million for letters of credit.

Upon the entry of a final DIP financing order in the form proposed by the Debtors and lenders, the remaining $70 million in revolving loans, over and above the $40 million in revolving loans approved by the interim DIP financing order of the Bankruptcy Court, is expected to become available to the Debtors. At the final hearing on the Debtors’ motion for DIP financing, the Debtors will seek to repay $34.3 million on the term loan which was outstanding at the bankruptcy filing date with proceeds of the term loan of the DIP facility. Amounts borrowed under the interim and final DIP financing facility will bear interest at the option of the Company at the rate of the London Interbank Offering Rate (“LIBOR”) plus 3.50%, or the Alternate Base Rate plus 2.50%, for borrowings under the revolving credit, and at the rate LIBOR plus 3.75%, or the Alternate Base Rate plus 2.75%, for borrowings under the Term Loan. In addition, there is a fee of 0.50% on the unused commitment and a fee of 3.50% on letters of credit outstanding. The DIP financing facility is secured by substantially all of the Company’s assets. The DIP financing facility contains financial covenants requiring the Company to maintain minimum levels of earnings before certain corporate items, interest, taxes, depreciation, and amortization (“Operating EBITDA”), as defined. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, the DIP financing facility also imposes restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale or of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash. The DIP financing facility also requires strict adherence with a weekly cash flow budget and that proceeds from sales of certain assets be used to repay specified borrowings and permanently reduce the commitment amount under the facility. Availability under the revolving credit of the DIP financing facility is based upon a borrowing base determined by reference to eligible accounts receivable and inventory, as defined. Until the final DIP facility is approved, the Company must maintain excess availability under the borrowing base of at least $15 million.

Based on information currently available, the Company believes that it should be able to meet the monthly covenant requirements in the DIP financing facility, and accordingly, anticipates that it will have sufficient liquidity under the facility to provide for anticipated working capital needs and debt service obligations approved to be paid by the Court during the remainder of fiscal 2004. If the Company experiences violations of the covenants discussed above, and the lenders do not grant such additional forbearance, waivers or amendments as may be required with respect to the DIP financing facility, the Company will be in default, the Company will be unable to borrow under the facility, and the lenders could seek remedies against it, including acceleration of the debt outstanding, as set forth in the DIP financing facility.

Debt Refinancing of April 2003:

On April 15, 2003 the Company completed the refinancing of substantially all of its outstanding long-term debt. The refinancing included the sale, at 95.035% of par, of $157 million aggregate principal amount of the Company’s 12 3/4% senior notes due 2009, yielding approximately 14%, in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. In addition, the Company entered into a new senior secured credit facility, consisting of a five-year $40 million term loan and a five-year $160 million revolving credit facility. The revolving credit facility included borrowing availability of up to $25 million for letters of credit.

The net proceeds from the senior notes offering, together with borrowings under the senior credit facility, were used to: (i) repay all borrowings outstanding under the Company’s existing credit agreement; (ii) provide for the redemption, on May 15, 2003, of the Company’s outstanding 10 1/8% senior subordinated notes due 2003 for $120 million (par value) plus accrued interest; and (iii) pay related fees and expenses.

A registration statement on Form S-4 was filed with the Securities and Exchange Commission with respect to the senior notes, but was not yet effective as of the bankruptcy filing date mentioned above. In accordance with the registration rights agreement entered into in connection with the offering of the notes, the coupon rate on the notes was increased by 25 basis points effective in September 2003, and an additional 25 basis points effective in December 2003. At January 3, 2004, the coupon rate was 13.25%. Before the bankruptcy filing date, the senior notes were callable subject to a make-whole provision. Subject to certain conditions, the Company might have been required by the indenture governing the senior notes to offer to repurchase a pro rata portion of the senior notes with a portion of excess cash flow, as defined in the indenture. In addition, the indenture restricted, among other things, additional indebtedness, restricted payments, lien creation, asset sales, and mergers. Interest is payable on the senior notes semi-annually on October 15 and April 15. The Company does not expect to make the coupon payment due April 15, 2004.

The credit facility of April 2003 was secured by substantially all of the Company’s assets. Availability under the revolving credit facility was based upon a borrowing base determined by reference to eligible accounts receivable and inventory. Amounts outstanding under the senior credit facility bore interest at either a prime rate or LIBOR, at the Company’s option, plus a margin. The margin was dependent on the Company’s leverage ratio, and ranged from 1.0-2.0% on prime rate loans and 2.0-3.0% on LIBOR loans. In addition, a 0.375% commitment fee was paid by the Company on the unused line.

Under the senior credit facility, the Company was required to maintain a minimum fixed charge ratio and not to exceed a maximum leverage ratio. The senior credit facility also imposed restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale or discount of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The term loan required scheduled calendar quarterly principal payments of $1,428,572 that began on June 30, 2003, with a final scheduled amortization payment of $11,428,570 on the April 15, 2008 maturity. Four such scheduled amortization payments were made by the Company prior to the Bankruptcy Filing. In addition, mandatory prepayments on the term loan were required if annual cash flow exceeds certain limits or for certain events, such as the sale of assets and the issuance of capital securities or indebtedness. Once the term loan was paid in full other than through a refinancing, the senior notes were to become secured by a second priority lien on substantially all of the Company’s real property, equipment and other fixed assets. At that time, the Company would have been required to offer to repurchase a pro rata portion of the senior notes if annual cash flow exceeds certain limits.

The Company incurred fees and expenses of approximately $10.5 million in connection with the refinancing, which are being amortized to interest expense over the terms of the related debt. Unamortized fees and expenses of $1,299,000 relating to the existing credit agreement and 10 1/8% senior subordinated notes that were paid off in connection with the refinancing were written off and charged to “other income, net” during the second quarter of 2003.

Prior to the end of the third quarter of fiscal 2003, the Company advised its senior secured lenders that it expected to violate the covenant specifying the maximum leverage ratio at the end of the quarter. Subsequent to the end of the third fiscal quarter, the Company entered into an amendment and waiver agreement with the lenders pursuant to which the lenders permanently waived this covenant violation. The Company paid an amendment fee in the amount of $250,000. The amendment and waiver agreement also contained, among other provisions, new requirements specifying minimum levels of excess availability under the revolving credit facility and monthly operating EBITDA during the fiscal fourth quarter.

In advance of the end of the fourth quarter of fiscal 2003, the Company again advised its senior secured lenders that it expected to violate the covenant specifying the maximum leverage ratio and fixed coverage charge ratio at the end of the quarter. Prior to the end of the third fourth quarter, the Company entered into an amendment and waiver agreement with the lenders pursuant to which the lenders permanently waived these covenant violations. The amendment and waiver agreement also contained, among other provisions, additional liquidity and cash flow projection reporting, further limitations on capital expenditures through the first fiscal quarter of 2004 and monthly operating EBITDA, as defined, covenants for the first fiscal quarter of 2004. The Company paid an amendment fee in the amount of $350,000.

At the request of the Company early in the first fiscal quarter of 2004, the senior secured lenders temporarily modified the minimum levels of excess availability permitted by the credit facility in order to accommodate anticipated seasonal borrowing needs. There was no fee paid to the Lenders for this amendment.

Because it was probable that the Company would violate the covenants specifying minimum fixed charge and maximum leverage ratios at the end of the first quarter of 2004, the Company is required to report its senior secured debt as long-term debt due currently. Additionally, all senior debt which would be subject to cross acceleration in the event the senior secured lenders elected to accelerate the debt under the senior credit facility has been reported as current.

At January 3, 2004, the weighted average interest rate of the $69,300,000 outstanding borrowings under the borrowing base facility was 4.07%. The company pays a commitment fee on the unused portion of the borrowing base. The facility also provides for the issuance of letters of credit up to $25,000,000 of which $6,534,000 was outstanding at January 3, 2004. Under the borrowing base, $21,355,000 was unused and $6,355,000 was available for borrowing.

The weighted average interest rate of the $35,714,286 outstanding borrowings under the term loan facility at January 3, 2004 was 4.14%. Prior to the March 31, 2004 bankruptcy filing, the scheduled principal payments by year were $5,714,286, $5,714,286, $5,714,286, $5,714,286 and $12,857,142 for 2004, 2005, 2006, 2007 and 2008,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Under the DIP financing facility, this scheduled maturity of payments is replaced by the schedule for the $34,286,000 term loan outstanding at April 1, 2004, with payments of $4,286,000 and $30,000,000 in 2004 and 2005, respectively.

As of January 3, 2004 the aggregate annual scheduled principal repayments of long-term debt for fiscal 2004, 2005, 2006, 2007, and 2008 are $6,075,000, $6,019,000, $7,407,000, $4,878,000 and $81,908,000, respectively. The principal repayments in 2008 include $69,300,000 under the borrowing base and $12,857,000 under the term loan.

Cash payments of interest on debt were $22,131,000, $24,656,000, and $31,159,000 in fiscal 2003, 2002 and 2001, respectively.

NOTE 6. Income Taxes

The provision (benefit) for income taxes is comprised of the following:

	2003	2002	2001
	(in thousands)
Current:
Federal	$(109)	$(5,025)	$(114)
State	43	63	—

	(66)	(4,962)	(114)

Deferred:
Federal	(5,345)	14,704	(16,080)
State	(420)	792	(1,893)

	(5,765)	15,496	(17,973)

Provision (benefit) for income taxes	$(5,831)	$10,534	$(18,087)

A reconciliation of the differences between the provision (benefit) for income taxes and income taxes computed using the statutory federal income tax rate of 35% follows:

	2003	2002	2001
	(in thousands)
Amount computed using the statutory rate	$(55,601)	$6,270	$(13,635)
Increase (decrease) in taxes resulting from:
State taxes, excluding change in valuation allowance	(2,292)	556	(1,230)
Goodwill amortization and impairment	32,096	—	1,131
Credits lost due to loss carryback	—	2,800	—
Reversal of income tax liabilities	—	—	(4,987)
Change in valuation allowance	20,337	715	510
Other, net	(371)	193	124

Provision (benefit) for income taxes	$(5,831)	$10,534	$(18,087)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at January 3, 2004 and December 28, 2002 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$22,267	$12,798
Compensation and employee benefit plan liabilities	17,780	18,326
Inventory valuation and reserves	5,588	4,929
Accounts receivable allowances	1,905	4,213
Other nondeductible reserves and accruals	902	906
Goodwill	2,090	2,276
Other	1,632	2,371

Total deferred tax assets	52,164	45,819

Deferred tax liabilities:
Book carrying value in excess of tax basis of property, plant and equipment	29,578	43,722
Other	714	327

Total deferred tax liabilities	30,292	44,049

Net deferred tax asset, prior to valuation allowance	21,872	177
Valuation allowance	(21,872)	(1,535)

Net deferred tax asset	$—	$235

At January 3, 2004 the Company’s net deferred tax assets were fully offset by a $21,872,000 valuation allowance. The valuation allowance was recorded because, in light of the net operating loss incurred in fiscal 2003 and other available evidence, management does not believe that it is more likely than not that the tax benefits associated with deferred tax assets, to the extent they exceed the deferred tax liabilities, will be realized. At December 28, 2002 the valuation allowance totaled $1,535,000, and was attributable to net operating losses generated by the Company’s Mexican operations. The valuation allowance was necessary due to uncertainty surrounding the future profitability of these operations.

The federal income tax provision for fiscal 2002 includes an increase to income tax expense of $2,800,000 attributable to the Job Creation and Worker Assistance Act of 2002. The Act changed the period for carrying back taxable losses generated in fiscal 2001 from two to five years, which resulted in our receiving a $5,500,000 refund of taxes in July 2002. However, the carryback also freed up investment credits that had previously offset tax in the carryback years. A $2,800,000 tax provision was recorded in the first quarter of fiscal 2002, representing the amount of these freed up credits that could not be utilized to offset tax before their expiration.

The income tax benefit for fiscal 2001 includes a $4,987,000 benefit for the reversal of income tax liabilities recorded in prior years. The reversal resulted from a review of the Company’s tax position after the Internal Revenue Service completed its examination of our income tax returns through tax year 1999. Also as a result of this review, the Company recorded a $2,100,000 decrease in certain deferred tax assets associated with the fiscal 1998 acquisition of The Bibb Company and a corresponding increase in goodwill. The Internal Revenue Service examination was completed in the third quarter of fiscal 2001 and resulted in the assessment of $900,000 in taxes and interest, all of which was offset against overpaid taxes for tax year 2000.

At January 3, 2004 the Company had net operating loss carryforwards of $33,300,000, expiring in the years 2017 to 2023, and a minimum tax credit carryforward of $9,700,000, which does not expire, available to reduce future federal income tax liabilities. In addition, the Company had available a charitable contribution carryforward of $3,300,000, expiring in 2004 and general business credit carryforwards of $600,000, expiring in the years 2004 through 2010. Loss carryforwards were also available in various states in which the Company is currently subject to income taxes. The total net future tax benefit of the state carryforwards, most of which expire beginning in 2017, was approximately $2,000,000 at January 3, 2004. Foreign net operating loss carryforwards attributable to the Company’s operations in Mexico totaled $6,600,000 at January 3, 2004 and expire in the years 2010 to 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes paid (refunded), net were $20,000, ($4,884,000) and ($108,000) during fiscal 2003, 2002 and 2001, respectively.

NOTE 7. Benefit Plans

Retirement plans

The Company sponsors qualified noncontributory defined benefit pension plans that cover the majority of its full-time employees. In fiscal 2001 the Company adopted nonqualified supplemental retirement plans covering certain key management employees. These supplemental plans are unfunded and provide participants with retirement benefits in excess of qualified plan limitations. The Company uses December 31 as the measurement date for each of the qualified and nonqualified plans. Benefits are based upon years of service and compensation. The following tables set forth the changes in benefit obligations and plan assets of the qualified and supplemental plans for fiscal 2003 and 2002, and the funded status of the plans as of January 3, 2004 and December 28, 2002.

	Qualified Pension Plans		Supplemental Plans
	2003	2002	2003	2002
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$61,825	$50,757	$4,795	$4,080
Service cost	3,465	3,190	200	270
Interest cost	4,050	3,897	297	300
Actuarial losses (gains)	36	6,629	(155)	161
Benefits paid	(2,795)	(2,648)	(18)	(16)

Benefit obligations at end of year	66,581	61,825	5,119	4,795

Change in plan assets:
Fair value of plan assets at beginning of year	35,599	38,871	—	—
Actual return on plan assets	6,134	(4,423)	—	—
Company contributions	2,805	3,799	18	16
Benefits paid	(2,795)	(2,648)	(18)	(16)

Plan assets at end of year	41,743	35,599	—	—

Funded status	(24,838)	(26,226)	(5119)	(4,795)
Unrecognized actuarial loss	20,990	25,916	186	341
Unrecognized prior service cost	77	83	2,717	2,944

Net amount recognized at end of year	$(3,771)	$(227)	$(2,216)	$(1,510)

Amounts recognized in the consolidated statement of financial position consist of:
Prepaid pension cost	$135	$286	$—	$—
Accrued pension cost	(3,906)	(513)	(2,216)	(1,510)
Additional minimum liability	(18,100)	(22,987)	(2,424)	(3,222)
Intangible asset	77	83	2,345	2,944
Accumulated other comprehensive loss	18,023	22,904	79	278

Net amount recognized at end of year	$(3,771)	$(227)	$(2,216)	$(1,510)

At January 3, 2004 and December 28, 2002, the benefit obligation for each of the qualified plans exceeded the fair value of plan assets. The aggregate accumulated benefit obligation for these plans was $63,615,000 at January 3, 2004 and $58,813,000 at December 28, 2002. The accumulated benefit obligation for the nonqualified supplemental plans was $4,640,000 at January 3, 2004 and $4,732,000 at December 28, 2002.

Weighted average assumptions used in measuring benefit obligations as of year-end are as follows:

	2003	2002	2001
Discount rate	6.25%	6.5%	7.3%
Expected return on plan assets	8.5%	9.0%	9.0%
Rate of compensation increase	3.5%	4.0%	4.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In determining its expected long-term return on plan assets, the Company considered historical experience, its asset allocation, expected long-term rates of return for each major asset class and an assumed long-term inflation rate. The expected long-term return on plan assets is adjusted when there are fundamental changes in expected returns on the plan investments.

Net periodic benefit cost included the following components:

	Qualified Pension Plans			Supplemental Plans
	2003	2002	2001	2003	2002	2001
	(in thousands)
Service cost	$3,465	$3,190	$2,747	$200	$270	$230
Interest cost	4,050	3,897	3,510	297	300	278
Expected return on assets	(3,049)	(3,513)	(3,564)	—	—	—
Amortization of prior service cost	6	7	—	227	226	233
Actuarial loss (gain)	1,877	791	61	—	—	—

Net periodic benefit cost	$6,349	$4,372	$2,754	$724	$796	$741

The qualified pension plans have the following asset allocations, as of their respective measurement dates at January 3, 2004 and December 28, 2002.

	Qualified Pension Plans
	2003	2002
Asset Category:
U.S. equity securities	58%	53%
International equity securities	10%	9%
Fixed income	29%	32%
Cash and equivalents	3%	6%

The Company’s Administrative and Investment Committee (the “Committee”) has responsibility for overseeing the administration of the qualified pension plans and for providing monitoring and general direction for the investment of the plan assets. The Company contracts with an investment advisor to assist it and the members of the Committee in managing the fund investments, establishing asset allocations and long-term return expectations. The Committee regularly reviews fund performance and asset allocations, making changes as necessary to realign the asset mix with the target allocations. The objective for the assets comprising the plans is to achieve an average annual rate of return of the Consumer Price Index plus five percent over a period of five years. The Committee has an investment policy for the pension plan assets that establishes long-term target asset allocations by asset class, as follows:

U.S. equity securities	55%
International equity securities	10%
Fixed income	30%
Cash and equivalents	5%

The Company’s funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable laws and regulations. The Company subject to changes as a result of head count reductions in fiscal 2003 and pending legislative initiatives expects to contribute up to $11,315,000 to the qualified pension plans in fiscal 2004 to meet ERISA minimum funding requirements. It does not anticipate any discretionary contributions to the plans in fiscal 2004.

The Company also sponsors 401(k) plans for salary paid employees and certain hourly paid employees. Company matching contributions amounted to $982,000, $1,163,000 and $1,202,000, respectively, for fiscal 2003, 2002 and 2001. In addition, the Company maintains an unfunded nonqualified supplemental retirement plan for certain former employees that provides for payments upon retirement, death or disability over the longer of the employee’s life or ten years. The benefit obligations of $2,675,000 and $2,871,000 at January 3, 2004 and December 28, 2002, respectively, are accrued in the accompanying consolidated balance sheets. The Company is a beneficiary of life insurance policies on certain individuals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock–based compensation

The Company maintains stock incentive plans adopted in fiscal years 1997, 2000 and 2003 that allow for the grant of stock options, restricted stock, stock appreciation rights and other stock-based awards to key employees and non-employee directors. Through fiscal 2003 all option grants pursuant to these plans were for nonqualified options to purchase Class A common stock at a price equal to the fair market value of the stock on the date of grant. The options generally vest ratably over periods ranging from two and one half to four years, and expire at the end of ten years.

Until December 31, 2001, the Company also maintained a nonqualified stock option plan pursuant to which options to purchase Class A common stock were granted prior to fiscal 1997. All options to purchase unissued shares granted under this plan had an exercise price of $6.85 per share, generally vested on December 31, 1999, and expired on December 31, 2001.

In connection with the acquisition of The Bibb Company in 1998, outstanding incentive stock options (“ISO’s”) held by Bibb employees were converted into fully vested and exercisable options to purchase Class A common stock of the Company. The ISO’s expire in 2007.

The following is a summary of stock option activity for the three fiscal years ended January 3, 2004:

	Number of Shares	Weighted— Average Exercise Price
Outstanding at December 30, 2000	2,641,437	$8.26
Granted	311,750	3.07
Exercised	—	—
Cancelled	(47,738)	6.67

Outstanding at December 29, 2001	2,905,449	7.73
Granted	307,250	0.44
Exercised	—	—
Cancelled	(629,906)	6.90

Outstanding at December 28, 2002	2,582,793	$7.08
Granted	304,750	2.06
Exercised	(4,165)	0.95
Cancelled	(97,873)	5.22

Outstanding at January 3, 2004	2,785,505	$6.58

Options exercisable at December 29, 2001	1,329,980	$9.30

Options exercisable at December 28, 2002	1,454,882	$9.56

Options exercisable at January 3, 2004	2,523,989	$7.11

A summary of stock options outstanding against unissued shares at January 3, 2004 follows:

	Options outstanding			Options exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining life (years)	Weighted average exercise price	Number Exercisable	Weighted Average Exercise Price
$0.42 — $3.07	845,418	8.4	$1.86	583,902	$2.00
$5.00 — $5.46	955,087	5.9	$5.16	955,087	$5.16
$6.25 — $9.81	444,000	4.9	$8.26	444,000	$8.26
$15.00 — $20.13	541,000	3.9	$15.09	541,000	$15.09

Pursuant to the 2000 and 2003 plans, the Company awarded 117,625, 454,500 and 225,250 shares of restricted Class A common stock during fiscal 2003, 2002 and 2001, respectively, with weighted average grant date fair values of $2.06, $0.44 and $3.07 per share. Restricted shares carry voting and dividend rights, however transfer of the shares is restricted prior to vesting, which generally occurs ratably over three years. The fair value of restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares granted is being amortized to expense over the vesting period. The Company recorded compensation expense related to restricted stock of $414,000, $286,000 and $136,000 in fiscal 2003, 2002 and 2001, respectively. As of January 3, 2004, 414,205 nonvested shares were outstanding.

As of January 3, 2004, 927,606 shares of Class A common stock were available for future grants under the fiscal 2003 stock incentive plan. No further grants are permitted under the fiscal 1997 or 2000 plans.

NOTE 8. Other Operating Costs, Net

Fiscal 2001

Other operating costs, net for fiscal 2001 totaled $4,282,000, and consisted of a $4,722,000 pre-tax charge relating to a plant consolidation program, offset by a $440,000 pre-tax gain from reversal of the unused portion of a reserve established in 1995 for environmental and equipment removal costs associated with an idle research facility.

The plant consolidation program, announced in December 2001, was intended to reduce overhead, to improve the flow of product within the Company’s home fashions manufacturing operations and to bring apparel weaving capacity in line with demand levels. In connection with the consolidation, a home fashions cut and sew facility in Newnan, Georgia, and a portion of a home fashions weaving facility in Greenville, South Carolina, were closed. In addition, certain apparel fabrics looms located in Danville, Virginia were idled and other apparel fabrics looms were transferred from Danville to Sevierville, Tennessee, resulting in a net reduction in apparel fabric weaving capacity of approximately 20%. The vacant space in the Danville plant created by these moves was utilized by the installation of modern home fashions sheeting looms which, with the capacity reductions noted above, resulted in a slight reduction in home fashions weaving capacity. In connection with the consolidation, a pre-tax charge of $4,722,000 was recorded in the fourth quarter of fiscal 2001, comprised of a $3,292,000 non-cash writedown of fixed assets, $1,324,000 for severance and benefits associated with the termination of approximately 380 employees, and other exit costs of $107,000.

Fiscal 2002

Substantially all aspects of the consolidation program announced in December 2001 were completed in fiscal 2002, and the Company reversed $550,000 of the loss recorded in the prior year. Of this amount, $250,000 represents a change in the reserve for estimated exit costs, and $300,000 resulted from the receipt by the Company of $350,000 in net proceeds from the sale of the Newnan, Georgia facility, compared to a carrying value of $50,000.

Fiscal 2003

Other operating costs, net for fiscal 2003 totaled $27,998,000, and consisted of: $23,368,000 in pre-tax charges relating to plant closures and staff reductions, all of which result from actions taken by the Company to reduce manufacturing capacity and fixed costs in light of the recent decline in sales volume; a $5,070,000 pre-tax charge for impairment of fixed assets in the Company’s engineered products segment; and, a $440,000 pre-tax gain from the sale of surplus equipment.

On June 11, 2003 the Company announced that it would be closing the remainder of its home fashions weaving facility located in Greenville, South Carolina and a comforter sewing plant in Ft. Valley, Georgia, in order to rationalize capacity in its home fashions business. In connection with the closings, a $12,189,000 pre-tax charge was recorded in the second quarter of fiscal 2003, consisting of a $10,238,000 non-cash writedown of fixed assets, and $1,951,000 of other exit costs, primarily severance and benefits associated with the termination of 630 employees. In the fourth quarter of fiscal 2003, the Company reversed $427,000 of the charge for other exit costs due to a change in estimate, which resulted in the net pre-tax charge associated with the plant closures being reduced to $11,762,000. The shutdown of the plants was substantially completed in the third quarter of fiscal 2003, and the Company expects that substantially all severance and exit costs will be paid by the end of the first quarter of fiscal 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 22, 2003 the Company announced that, in order to reduce overhead costs, it had eliminated approximately 80 salaried positions throughout the Company’s operations. Pre-tax charges of $800,000 and $138,000 were recorded in the third and fourth quarters of fiscal 2003, respectively, representing the estimated severance and employee benefit costs associated with the staff reductions. Substantially all of these costs are scheduled to be paid by the end of the first quarter of fiscal 2004.

On November 10, 2003 the Company announced that it would be closing its apparel fabrics weaving facility in Sevierville, Tennessee and its home fashions distribution center in Juliette, Georgia. In connection with the closings, a $10,668,000 pre-tax charge was recorded in the fourth quarter of fiscal 2003, consisting of a $9,337,000 non-cash writedown of fixed assets, and $1,331,000 in estimated severance and benefit costs associated with the termination of 410 employees. The non-cash writedown includes $7,212,000 for equipment at the closed Greenville, South Carolina plant that the Company had originally planned to relocate to Danville, Virginia, of which $5,131,000 is for equipment under capital leases (Note 10). The Company expects that the shutdown of the Sevierville and Juliette facilities will be completed in the first half of fiscal 2004 and that substantially all of the severance and benefits costs will be paid out by the end of the year.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Due to the Company’s recent operating performance, the Company performed an impairment review of its fixed assets as of the end of fiscal 2003. Based on this review, it was determined that the fixed assets of its engineered products business were impaired, because forecasted cash flows did not support the carrying value of the assets of the business. Accordingly, an impairment writedown of $5,070,000 was recorded, which represents management’s best estimate of the excess of the carrying amount of the engineered products net assets over their fair value. In estimating fair values for impairment purposes, both a market approach and cash flow approach were considered. It is reasonably possible that an impairment review of the Company’s long-lived assets in the future could indicate that other assets are impaired or that the previously impaired assets are further impaired.

Reserve Activity

Following is a summary of the reserve account activity during the three fiscal years ended January 3, 2004 related to Other Operating Costs, Net:

	2003	2002	2001
Balance at beginning of year	$114	$1,431	$570
Expenses accrued	4,220	—	1,431
Expenditures	(1,624)	(1,067)	(130)
Change in estimate	(427)	(250)	(440)

Balance at end of year	$2,283	$114	$1,431

Assets Held for Sale

Assets held for sale are carried on the balance sheet at their estimated fair values less costs to sell. The Company is actively marketing the real estate and surplus equipment resulting from the plant closures discussed above, and anticipates that disposition of these assets will be completed within 12 months from the date of the closures. However, due to the locations of the properties and market conditions, the actual timing of the dispositions may vary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2003	2002	2001
	(in thousands except per share data)
Numerator for basic and diluted earnings per share:
Income (loss) before cumulative effect of accounting change	$(153,028)	$7,380	$(20,869)
Cumulative effect of accounting change	—	(20,701)	—

Net loss	$(153,028)	$(13,321)	$(20,869)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,994	21,827	21,766
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	336	—

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	21,994	22,163	21,766

Earnings (loss) per share:
Basic:
Income (loss) before cumulative effect of accounting change	$(6.96)	$0.34	$(0.96)
Cumulative effect of accounting change	—	(0.95)	—

Net loss	$(6.96)	$(0.61)	$(0.96)

Diluted:
Income (loss) before cumulative effect of accounting change	$(6.96)	$0.33	$(0.96)
Cumulative effect of accounting change	—	(0.93)	—

Net loss	$(6.96)	$(0.60)	$(0.96)

The effect of potentially dilutive securities is computed using the treasury stock method. Options to purchase 1,991,000 shares of the Company’s common stock that were outstanding at December 28, 2002 were not included in the computation of diluted earnings per share for fiscal 2002 because their exercise prices were greater than the average market price of the common stock during the year. Because the Company reported a loss before the cumulative effect of an accounting change in fiscal 2001 and fiscal 2003, all outstanding restricted stock and stock options were excluded from the computation of diluted loss per share for those years, as their effect would have been antidilutive.

NOTE 10. Leases

The Company leases certain equipment, warehouses and office facilities under operating leases that expire at various dates through 2014. Most of the leases contain renewal options and some contain purchase options. In addition, certain of the office facility leases contain escalating rent schedules. The total amount of minimum rent on these leases is expensed on a straight-line basis over the lease term. Rental expenses from operating leases for fiscal 2003, 2002 and 2001 amounted to $8,081,000, $7,674,000 and $8,261,000, respectively.

The Company also leases certain manufacturing equipment and a manufacturing facility under arrangements treated as capital leases. The equipment leases expire at various dates through 2005 and are generally renewable for a two-year period. These leases also contain provisions that permit the Company to purchase the equipment for a predetermined price at the end of the initial lease term or for fair value at the end of the extended lease term. The manufacturing facility lease expires in 2018, at which time the Company may purchase the facility for nominal consideration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets under capital leases included in property, plant and equipment at January 3, 2004 and December 28, 2002 are as follows:

	2003	2002
	(in thousands)

Land	$609	$609
Buildings and improvements	2,281	2,281
Machinery and equipment	1,557	10,749

	4,447	13,639
Less accumulated depreciation	1,476	4,123

Net assets under capital leases	$2,971	$9,516

The future minimum lease payments due under leases that have initial or remaining noncancelable lease terms in excess of one year at January 3, 2004, are as follows:

	Capital Leases	Operating Leases
	(in thousands)

2004	$1,165	$5,480
2005	1,134	4,410
2006	1,407	3,257
2007	273	2,632
2008	15	2,388
Later	149	8,274

Total minimum lease payments	4,143	$26,441

Less: amount representing interest	631

Present value of minimum lease payments	$3,512

NOTE 11. Contingencies

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management does not believe that the Company is currently a party to any litigation that could reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

NOTE 12. Financial Instruments

Off balance sheet risk

In connection with the purchase of cotton for anticipated manufacturing requirements, the Company enters into cotton forward purchase commitments, futures and option contracts in order to reduce the risk associated with future price fluctuations. The Company does not engage in speculation. There were no material cotton futures or options contracts outstanding at January 3, 2004 or December 28, 2002.

Concentrations of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A customer who accounted for 19% of the Company’s consolidated net sales in both fiscal 2003 and 2002, respectively, (see Note 14) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in January 2002 and emerged in May 2003. The Company recorded bad debt expense of $1,600,000 and $3,500,000 in fiscal 2002 and 2001, respectively, related to the bankruptcy filing. The Company had $3,040,000 of accounts receivable, net of allowances, due from this customer as of January 3, 2004.

Fair values

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The fair value of the Company’s senior notes, based on quoted market prices, was $58,090,000 at January 3, 2004, compared to a carrying value of $149,847,000. The fair value of the Company’s senior subordinated notes, based on quoted market prices, was $89,400,000 at December 28, 2002, compared to a carrying value of $120,000,000. The senior subordinated notes were redeemed on May 15, 2003 in connection with the refinancing of substantially all of the Company’s long-term debt (Note 5). Based on rates available for similar types of borrowings, the carrying values of the Company’s other debt approximated fair value at January 3, 2004 and December 28, 2002.

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

The accounting policies of the segments are the same as those described in Note 2. The Company evaluates the performance of each segment based on operating income excluding: amortization and impairment of goodwill; plant closure charges and other items reflected on the Consolidated Statements of Operations as “Other Operating Costs, Net”; depreciation on the write-up of the Company’s fixed assets from when it was acquired in 1989; and certain other items, such as idle facility costs. Assets attributable to the Company’s operating segments consist primarily of: accounts receivable; inventories; and property plant and equipment, including an allocable share of shared facilities and corporate headquarters assets. Assets not attributable to segments include: cash; miscellaneous receivables; certain inventories of raw materials; prepaid expenses and other current assets; deferred income taxes; book value attributable to the write-up of the Company’s fixed assets from when it was acquired in 1989; goodwill; and other noncurrent assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized information by reportable segment is shown in the following table:

	2003	2002	2001
	(In thousands)
Net sales
Home fashions	$342,133	$441,157	$469,862
Apparel fabrics	101,756	131,482	118,881
Engineered products	33,559	40,310	42,329

Consolidated net sales	$477,448	$612,949	$631,072

Operating income (loss)
Home fashions	$2,893	$43,634	$10,922
Apparel fabrics	(8,981)	2,158	(8,579)
Engineered products	(3,388)	(1,474)	(830)
Corporate items not allocated to segments:
Impairment of goodwill	(91,701)	—	—
Amortization of goodwill	—	—	(3,617)
Other operating costs, net	(27,998)	550	(4,282)
Depreciation	(664)	(589)	(333)
Other	(1,888)	64	(624)

Consolidated operating income (loss)	$(131,727)	$44,343	$(7,343)

Depreciation and amortization of property, plant and equipment
Home fashions	$23,003	$23,855	$24,982
Apparel fabrics	11,218	11,890	12,645
Engineered products	1,546	1,526	1,491
Corporate depreciation not allocated to segments	664	589	333

Consolidated depreciation and amortization of property, plant and Equipment	$36,431	$37,860	$39,451

Capital expenditures
Home fashions	$7,888	$7,477	$10,789
Apparel fabrics	3,196	4,009	3,821
Engineered products	436	898	3,636

Consolidated capital expenditures in cash	$11,520	$12,384	$18,246

Assets at end of year
Home fashions	$275,131	$335,012	$362,094
Apparel fabrics	85,114	103,843	108,793
Engineered products	15,070	22,459	23,191
Corporate assets not allocated to segments:	57,151	134,208	172,291

Consolidated assets	$432,466	$595,522	$666,369

In fiscal years 2003, 2002 and 2001, sales to one home fashions customer accounted for 19%, 19% and 18%, respectively, of consolidated net sales. In fiscal years 2003, 2002 and 2001, sales to another customer, principally by the home fashions segment, accounted for 16%, 14% and 13%, respectively, of consolidated net sales. Sales to customers outside of the United States amounted to less than 7% of consolidated net sales in fiscal 2003, 2002, and 2001. Approximately 2% of the Company’s assets were located outside of the United States at January 3, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. Quarterly Financial Data (unaudited)

The Company’s unaudited consolidated results of operations are presented below (in thousands, except per share data):

	Year ended January 3, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$147,372	$116,348	$103,728	$110,000
Gross profit	27,719	14,686	8,792	484
Net income (loss)	2,750	(19,405)	(103,535)	(32,838)
Per share:

Basic	0.13	(0.88)	(4.70)	(1.49)
Diluted	0.12	(0.88)	(4.70)	(1.49)

	Year ended December 28, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$158,418	$153,942	$147,411	$153,178
Gross profit	21,754	30,068	30,941	29,835
Income (loss) before cumulative effect of accounting change	(5,135)	3,658	4,699	4,158
Net income (loss)	(25,836)	3,658	4,699	4,158
Per share:
Income (loss) before cumulative effect of accounting change—
Basic	(0.24)	0.17	0.22	0.19
Diluted	(0.24)	0.16	0.21	0.19
Net income (loss)—
Basic	(1.19)	0.17	0.22	0.19
Diluted	(1.19)	0.16	0.21	0.19

The interim earnings (loss) per share amounts were computed as if each quarter was a discrete period. As a result, the sum of the earnings (loss) per share by quarter will not necessarily total the annual earnings (loss) per share.

Results for the first quarter of fiscal 2002 include a non-cash charge of $20,701,000 ($0.95 per share), reported as the cumulative effect of an accounting change, for goodwill impairment related to the Company’s adoption of SFAS No. 142 (Note 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon, and as of the date of, that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Our Directors

Our board of directors currently has five members. The directors are divided into three classes with the directors in each class serving a term of three years. Directors for each class are elected at the annual meeting of shareholders held in the year in which the term for their class expires. Additionally, directors newly elected by the Board must stand for re-election by the shareholders at the next annual meeting following their election by the Board. Directors serve until the annual meeting held during the year their term expires, until their successors are elected and qualified, or until their death, resignation or removal. Certain information concerning our directors is provided below.

The following table sets forth information concerning our directors:

Name	Age	Expiration of Term
Donald J. Keller	72	2004
Joseph L. Lanier, Jr.	72	2004
Edward J. Lill	71	2006
John F. Maypole	64	2006
Rainer H. Mimberg	61	2005

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

Joseph L. Lanier, Jr. has been chairman of the board of directors and chief executive officer of our company or our predecessor since 1989. Mr. Lanier is also a director of Flowers Industries, Inc., a food company, Torchmark Corporation, an insurance company, and Dimon Incorporated, a tobacco products company.

Edward J. Lill has been a director of our company since 1997. Mr. Lill was a senior partner and vice chairman of the accounting firm, Deloitte & Touche, from 1988 until his retirement in 1995.

John F. Maypole has been a director of our company since 1992. Mr. Maypole has at least for the past 19 years served as a consultant to and/or director of various corporations and providers of financial services, prior to which he served in various financial and general management capacities with two publicly owned companies. Mr. Maypole also serves as a director of MassMutual Financial Group, a life insurance and financial services company, and Church and Dwight Co., Inc., a household consumer product and specialty chemical company.

Rainer H. Mimberg has been a director of our company since 2002. Mr. Mimberg spent most of his career at Bestfoods, an international food company, until his retirement in 2000. He was Vice President – Investor Relations of Bestfoods from 1998 until 2000 and Vice President – Finance from 1997 until 1998. Prior to 1997 he served in a number of management capacities, primarily involving Bestfoods’ international operations.

Committees of the Board

During fiscal 2003 the board of directors had a compensation committee and an audit committee. The full board of directors acted as a nominating committee. Corporate governance matters were handled either by the full board or by one of the existing committees, depending upon the nature of the matter under consideration.

Effective at the beginning of fiscal 2004, the board of directors established a nominating, corporate governance and compensation committee, which has responsibility for matters historically handled by the compensation committee and assumed additional responsibility for nominating and corporate governance matters.

Audit Committee. Messrs. Keller, Lill, Maypole and Mimberg serve as members of the audit committee, and Mr. Lill is the chairman. The Board of Directors has determined that Mr. Lill is a “financial expert” under SEC rules and regulations. Each of the members of the audit committee is independent as defined in the NYSE rules. The audit committee operates under a written Audit Committee Charter, which was most recently amended by the board on July 25, 2003. A copy of the Audit Committee Charter is available on our website at www.danriver.com. The responsibilities enumerated in the Charter include, among others:

•	selecting, evaluating and replacing independent auditors,

•	determining any relationships or services that may impact the objectivity and independence of the independent auditors from management, as well as any material issues raised by the independent auditors most recent internal quality-control review or other peer review or inquiry,

•	reviewing and pre-approving all audit and non-audit services provided by the independent auditors,

•	reviewing with the independent auditors the scope and results of the audit engagement, as well as any audit problems or difficulties and management’s response,

•	monitoring our financial policies and control procedures,

•	reviewing with our independent auditors, with and without management present, the scope and results of their respective audits,

•	discussing with management and our independent auditors the interim and annual financial statements that we file with the SEC, including their judgment about the integrity and quality, not just acceptability, the financial statements and of accounting principles applied therein, the reasonableness of significant judgments and the accuracy and clarity of the disclosures in the financial statements,

•	discussing financial press releases or financial information or guidance provided to analysts or rating agencies, and

•	discussing with management and the independent auditors policies with respect to risk assessment and risk management.

The audit committee held five meetings in fiscal 2003.

Nominating, Corporate Governance and Compensation Committee. Messrs. Keller, Lill, Maypole and Mimberg serve as members of the this committee, and Mr. Maypole is the chairman. Each of the committee members is independent as defined in NYSE rules. The nominating, corporate governance and compensation committee’s charter is available on our web site at www.danriver.com. This committee is responsible for:

Nominating

•	evaluating composition, size and organization of the board of directors and its committees and making recommendations to the full board for approval,

•	recommending criteria for selection of the chairman of the board, and of board and committee members,

•	evaluating and recommending nominees for election to the board and its committees,

•	evaluating performance of board members and making recommendations concerning reelection of board members and termination of board membership, including recommendations made in connection with our code of business conduct or other corporate governance principles, and

•	maintaining procedures whereby interested parties may recommend nominees for the board or otherwise communicate directly with our presiding director or with our non-management directors as a group.

Corporate Governance

•	adopting and maintaining appropriate corporate governance guidelines for our company, and

•	adopting, maintaining and enforcing an appropriate code of ethics applicable to all of our directors and employees, including legal compliance and resolution of potential conflicts of interest and other potential ethical matters.

Compensation

•	reviewing annually and approving our compensation strategy to ensure that our executive compensation strategy supports our business objectives as well as shareholder interests,

•	approving salary, bonuses and other compensation of our executive officers and key management personnel,

•	administering our option and benefit plans, and

•	considering issues pertaining to succession planning upon retirement or termination of the employment of senior managers.

The Nominating, Corporate Governance and Compensation Committee will consider director nominees proposed by shareholders. Any shareholder who wishes to recommend a prospective nominee for consideration by the Committee may do so by submitting the candidate’s name and qualifications in writing to Nominating, Corporate Governance and Compensation Committee, c/o Corporate Secretary, 2291 Memorial Drive, Danville, Virginia 24541.

During fiscal 2003, we had a compensation committee. The compensation committee’s members were Messrs. Keller, Lill and Maypole, and Mr. Maypole was its chairman. Its responsibilities included the items listed under “compensation” above. The compensation committee held four meetings in fiscal 2003.

Information Concerning Our Executive Officers

The following table sets forth information concerning our executive officers:

Name	Age	Position Held
Joseph L. Lanier, Jr.	72	Chairman, Chief Executive Officer and Director
Thomas L. Muscalino	53	President and Chief Operating Officer
Barry F. Shea	55	Executive Vice President—Chief Financial Officer
Gregory R. Boozer	48	Executive Vice President—Manufacturing
Harry L. Goodrich	53	Vice President, Secretary and General Counsel
Denise Laussade	45	Vice President—Finance
Gary D. Waldman	47	Vice President—Controller

Joseph L. Lanier, Jr. has been chairman of the board of directors and chief executive officer of our company or our predecessor since 1989. Mr. Lanier is also a director of Flowers Industries, Inc. (a food company), Torchmark Corporation (an insurance company) and Dimon Incorporated (a tobacco products company).

Thomas L. Muscalino was president of our home fashions division from 1993 until he was promoted to president and chief operating officer effective August 29, 2003.

Barry F. Shea was vice president—finance, chief financial officer and assistant secretary of our company or our predecessor from 1989 until 1996 and was vice president—chief financial officer from 1996 until October 1998, when he was elected executive vice president—chief financial officer.

Gregory R. Boozer was vice president—manufacturing services of our company from 1989 until October 1998, when he was elected executive vice president—manufacturing.

Harry L. Goodrich has been secretary and general counsel of our company or our predecessor since 1989 and has been vice president since 1995.

Denise Laussade has been vice president—finance of our company since October 1999 and was assistant treasurer of Darden Restaurants, Inc. from 1995 to 1999. From July to October 1999, Ms. Laussade served as director—marketing analysis for a subsidiary of Darden Restaurants, Inc.

Gary D. Waldman has been controller of our company since 1996. He was assistant controller from 1992 until 1996, and director of taxes from 1990 until 1992. He was elected vice president-controller in February 2001.

Our executive officers are elected by the board of directors and generally hold office until the next annual meeting of our directors or until their successors are elected and qualified.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have also adopted a Code of Ethics for Senior Financial Officers. You can find our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers on our website: www.danriver.com. We will post any amendments to or waivers from a provision of these codes granted to a senior financial officer and required to be disclosed by SEC rules or regulations on our website.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table. The following table shows the compensation earned during the last three fiscal years by our chief executive officer, our four other most highly compensated executive officers that were serving at the end of fiscal 2003, and one other highly compensated executive officer that was not serving at the end of fiscal 2003. These individuals are called the named executive officers.

Summary Compensation Table

Name and Principal Position	Annual Compensation(1)					Long-Term Compensation Awards(2)		All Other Compensation(6)
	Fiscal Year	Salary	Bonus(3)		Other Annual Com- pensation(4)	Restricted Stock($)(5)	Securities Underlying Options(#)
Joseph L. Lanier, Jr. Chairman and Chief Executive Officer	2003 2002 2001	$575,000 566,906 551,616	$	— 205,763 —	$15,615 11,338 13,120	$33,638 27,300 99,775	32,500 32,500 32,500	$(9,024 1,316 35,998)
Richard L. Williams(7) President and Chief Operating Officer	2003 2002 2001	450,000 443,991 432,640		— 161,435 —	12,229 8,880 10,290	23,288 18,900 69,075	22,500 22,500 22,500	(8,947 (112 25,978	) )
Thomas L. Muscalino President and Chief Operating Officer(8)	2003 2002 2001	328,058 288,589 281,200		— 164,149 —	9,844 5,772 6,545	19,100 8,400 30,700	20,000 10,000 10,000	(1,365 (5,158 (4,534	) ) )
Barry F. Shea Executive Vice President—Chief Financial Officer	2003 2002 2001	270,000 266,395 259,584		— 96,861 —	7,337 5,328 6,174	9,056 7,350 26,863	8,750 8,750 8,750	(4,988 283 16,732)
Gregory R. Boozer Executive Vice President—Manufacturing	2003 2002 2001	233,270 221,989 216,300		— 80,715 —	6,279 4,828 5,319	7,763 6,300 23,025	7,500 7,500 7,500	(2,461 1,438 16,868)
Harry L. Goodrich Vice President, Secretary and General Counsel	2003 2002 2001	210,000 198,368 193,939		— 72,127 —	5,643 3,968 4,608	6,210 4,200 15,530	6,000 5,000 5,000	(1,097 1,868 15,763)

(1)	The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each named executive officer and has therefore been omitted.
(2)	No SARs have been granted.
(3)	Bonuses are based on operating income targets approved by the board of directors at the beginning of each fiscal year. No bonuses were paid to the named executive officers for the 2003 or 2001 fiscal years.
(4)	Represents the company match in respect of the named executive officer’s deferrals of salary pursuant to the Dan River Inc. 401(k) Plan, a defined contribution plan available to all of our salaried employees, and of salary and bonus pursuant to the Dan River Inc. Non-Qualified 401(k) and Deferred Compensation Plan (the “NQ 401(k)”), a non-qualified defined contribution plan available to our senior managers. Also includes interest paid to the named executive officer pursuant to the NQ 401(k), to the extent such interest exceeded 120% of the applicable federal rate.

(5)	Based upon the number of shares of restricted stock awarded multiplied by the closing market price of Class A Common Stock on the date of grant. Restricted stock issued during the 2001 and 2002 fiscal years vests in one third increments on March 1, 2002, 2003 and 2004, and March 1, 2003, 2004 and 2005, respectively, and becomes fully vested in the event of a Change in Control as defined in the 2000 Long-Term Incentive Plan. Restricted stock issued during the 2003 fiscal year vests in one third increments on March 1, 2004, 2005 and 2006 and becomes fully vested in the event of a Change in Control as defined in the 2003 Long-Term Incentive Plan. There were a total of 117,625 shares of restricted Class A Common Stock awarded to a total of 56 key employees during fiscal 2003. The aggregate value of the restricted stock was $97,629 at January 2, 2004, based on the closing price of our Class A Common Stock of $0.83 per share on January 2, 2004. No dividends are payable on the restricted stock.
(6)	Represents amounts accrued during the applicable fiscal years to each named executive officer pursuant to the Dan River Inc. Salary Retirement Plan, the SERP and the restricted SERP (as described below).
(7)	Mr. Williams retired on December 26, 2003. “All Other Compensation” does not include benefits accrued by Mr. Williams under our non-qualified retirement plans as of the date of his retirement. Commencing in January 2004 Mr. Williams began receiving benefits equal to $3,328 and $6,358 per month, respectively, under the SERP and the restricted SERP. Mr. Williams also received a payment of $26,101 in January 2004, representing the first of ten annual installments payable under the NQ 401(k). All payments under these plans have been suspended as a result of the Chapter 11 proceeding.
(8)	Mr. Muscalino was elected president and chief operating officer effective August 29, 2003. Prior to that date he was president of our home fashions division.

Option Grants in Fiscal 2003. The following table shows certain information relating to the options granted to each of the named executive officers during fiscal 2003.

Option Grants In Last Fiscal Year

Name	Individual Grants		Option Term		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share ($/Sh)	Expiration Date
					5%	10%
Joseph L. Lanier, Jr.	32,500	11%	$2.07	7/25/13	$42,309	$107,219
Richard L. Williams	22,500	7%	$2.07	7/25/13	29,291	74,229
Thomas L. Muscalino	10,000	7%	$2.07	7/25/13	13,018	32,990
	10,000		$1.75	8/29/13	11,006	27,890
Barry F. Shea	8,750	3%	$2.07	7/25/13	11,391	28,867
Gregory R. Boozer	7,500	2%	$2.07	7/25/13	9,764	24,743
Harry L. Goodrich	6,000	2%	$2.07	7/25/13	7,811	19,794

(1)	All options granted are options to purchase Class A Common Stock. The options vest and become exercisable in three equal increments on December 31, 2003, 2004 and 2005. However, the options vest and become exercisable immediately in the event of a Change in Control as defined in the 2003 Long-Term Incentive Plan. The optionee or his estate will be entitled to exercise vested options within six months after the date of the event resulting in termination of employment.

Aggregated Options Exercises and 2003 Fiscal Year-End Option Values. The following table shows certain information with respect to options held at the end of fiscal 2003 by each named executive officer. All options are options to purchase Class A Common Stock. There were no options exercised during fiscal 2003 or no stock appreciation rights were outstanding at the end of fiscal 2003.

Aggregated Option/SAR Exercises In Last Fiscal Year and

Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-money Options at FiscalYear-End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph L. Lanier, Jr	—	—	360,000	32,500	$8,883	$4,442
Richard L. Williams(2)	—	—	272,500	—	9,225	—
Thomas L. Muscalino	—	—	118,333	16,667	2,733	1,367
Barry F. Shea	—	—	100,000	8,750	2,392	1,196
Gregory R. Boozer	—	—	82,500	7,500	2,050	1,025
Harry L. Goodrich	—	—	50,000	6,000	1,367	820

(1)	Represents the difference between the closing price on the NYSE of our Class A Common Stock on January 2, 2004 of $0.83 per share and the respective option exercise prices.
(2)	The Compensation Committee vested all of Mr. Williams options as of December 26, 2003, his retirement date.

Retirement Plans

The table below shows the annual retirement benefits payable to named executive officers as a life-only annuity starting at the greater of age 65 or their current age, based on their remuneration and years of service under:

•	our restricted supplemental executive retirement plan, which we refer to as our restricted SERP,

•	our supplemental executive retirement plan, which we refer to as our SERP, and

•	our salary retirement plan, which we refer to as our retirement plan.

The material terms of these three plans are discussed briefly below the table.

Remuneration	Years of Service
	5	10	15	20 or more
$200,000	$20,000	$40,000	$60,000	$80,000
$350,000	$35,000	$70,000	$105,000	$140,000
$500,000	$50,000	$100,000	$150,000	$200,000
$650,000	$65,000	$130,000	$195,000	$260,000
$800,000	$80,000	$160,000	$240,000	$320,000
$950,000	$95,000	$190,000	$285,000	$380,000

The restricted SERP is designed to provide each participant with an aggregate, noncontributory retirement benefit from us (after taking into account other deferred compensation benefits from us) at age 65 equal to 40% of such participant’s final average monthly compensation if such participant completes at least 20 years of service with us. The compensation committee of our board of directors designates who is eligible to participate in the restricted SERP. A participant’s final average monthly compensation for this purpose consists of such participant’s average monthly base salary, bonus and commissions payable before any deductions whatsoever, the greater of either

•	in the five calendar year period ending immediately before the participant’s retirement date, or

•	in the five calendar year period which includes the participant’s retirement date.

A participant’s years of service are the same as the participant’s years of vesting service under our retirement plan. If a participant fails to complete at least 5 years of service, no benefit will be payable to the participant under the restricted SERP. A participant who completes less than 20 years of service will receive a fraction of the participant’s 40% of final average monthly compensation benefit. The numerator of this fraction will be the participant’s actual years of service and the denominator of this fraction will be 20. A participant’s restricted SERP benefit is reduced by:

•	the retirement benefits payable to the participant under the retirement plan and the SERP,

•	the benefits payable under our 401(k) plan to the extent attributable to matching contributions made by us,

•	the participant’s social security benefits, and

•	any other benefit which the compensation committee of our board of directors decides duplicates the benefit payable under the restricted SERP.

A participant’s restricted SERP benefit is further reduced to the extent provided under the retirement plan in the event of retirement prior to age 65. A participant’s benefit under the restricted SERP cannot be assigned or otherwise transferred to any other person by a participant. The benefit is payable to a participant only from our general assets, and a participant is only a general and unsecured creditor of ours with respect to payment of the benefit.

Messrs. Lanier, Williams, Muscalino, Shea, Boozer and Goodrich are participants in the restricted SERP. For the five calendar year period which ended December 31, 2003, the average monthly compensation for purposes of the restricted SERP for Messrs. Lanier, Williams, Muscalino, Shea, Boozer and Goodrich was $59,311, $46,733, $32,260, $28,002, $23,343 and $20,735, respectively. As of January 1, 2004 each of Messrs. Lanier, Williams, Shea, Boozer and Goodrich had 14 years of service and Mr. Muscalino had 11 years of service under the restricted SERP. As of January 1, 2004 there were 21 other executives designated as participants in the restricted SERP.

The retirement plan and the SERP work together. The retirement plan provides a noncontributory benefit to participants based on both years of service and a participant’s career average monthly earnings, which we refer to as average compensation. Average compensation consists of a participant’s base salary and commissions. No bonuses are taken into account in a participant’s average compensation. Messrs. Lanier, Williams, Muscalino, Shea, Boozer and Goodrich participate in the retirement plan on the same basis as other salaried employees, and any benefit which the retirement plan pays to these six named executive officers reduces the benefit which we will pay to them under the restricted SERP. Estimated annual benefits payable under the retirement plan upon retirement at the greater of age 65 or current age for Messrs. Lanier, Williams, Muscalino, Shea, Boozer and Goodrich based on a single life annuity were $27,069, $26,992, $45,757, $44,806, $54,039 and $43,136, respectively.

The SERP will provide a noncontributory benefit to each of our highly compensated employees who is designated by the compensation committee of our board of directors as eligible to participate in the SERP and who actually accrues a benefit under our retirement plan on and after January 1, 2001. The SERP is designed to work together with the retirement plan to make up for the fact that the retirement plan does not give a participant credit for bonuses and cannot give credit for base salary and commissions in excess of the IRS limits. The SERP will provide a retroactive benefit for a participant for each year after 1987 and before 2001 if the participant accrued a benefit under the retirement plan in any of those years and was a participant in the SERP on January 1, 2001. The SERP will provide a benefit for each year after 2000 if a participant accrues a benefit under the retirement plan in any of those years. A participant’s benefit under the SERP is paid at the same time and in the same form as provided under the retirement plan, except that a participant’s benefit under the SERP is payable only from our general assets and a participant is only a general and unsecured creditor of ours with respect to payment of the benefits. As of January 1, 2004, there were 108 employees designated as eligible to participate in the SERP, including Messrs. Lanier, Williams, Muscalino, Shea, Boozer and Goodrich. Estimated annual benefits payable under the SERP upon retirement at the greater of age 65 or current age for Messrs. Lanier, Williams, Muscalino, Shea, Boozer and Goodrich based on a single life annuity were $56,897, $39,932, $62,951, $34,290, $33,972 and $19,150, respectively. Any benefit which we pay to the named executive officers under the SERP reduces the benefit which we will pay to them under the restricted SERP.

The SERP and the Restricted SERP and benefits accrued thereunder are subject to the jurisdiction of the Bankruptcy Court.

Employment Agreements

We have employment agreements with the six named executive officers except for Mr. Williams, as well as certain other executive officers and key employees. The named executive officers’ agreements each became effective in late 2002, and each has a rolling three year term, renewing for an additional year on the first and each subsequent anniversary unless notice of non-renewal is given by us or by the executive officer prior to the anniversary. In the event of a change in control as defined in the agreement, the term automatically extends for three years from the date of the change in control and then continues to renew annually as described above. Each employment agreement provides for the executive officer to be retained in certain specified capacities, and to devote his full business time and attention to our business. The employment agreements provide that we shall pay the executive officer a bonus under the Dan River Inc. Management Incentive Plan, which we refer to as the bonus plan, and reimburse certain business related expenses. The bonus plan provides for the payment of an annual cash bonus to our executive officers and key employees based upon our achievement of operating income and working capital management goals established at the beginning of each fiscal year and approved by the board of directors. Participation in the bonus plan, as well as award levels and performance criteria, are recommended by the chief executive officer and approved by the compensation committee of the board of directors. Each of the agreements also contains restrictions on disclosure or use of confidential information and solicitation of employees and customers after termination of employment.

Mr. Lanier’s employment agreement provides that he will serve as the chief executive officer and chairman of the board of directors at a base salary of $575,000 per year, which may be increased annually at the discretion of the compensation committee of the board of directors, subject to certain cost of living adjustments.

The employment agreements with the other four named executives provide that they shall receive a base salary equal to the rate being paid immediately prior to the execution of the agreement, that they will be considered for salary increases at least as often as salaried employees generally are considered for increases, and that their salary will not be reduced except in connection with a reduction which applies generally to all salaried employees.

The employment agreements are terminable upon the death or total disability of the executive, by us for “good cause,” as defined in the employment agreements, by us without cause, by the executive for “good reason,” as defined in the employment agreements, by the executive without good reason or, in the case of Mr. Shea’s contract only, upon the occurrence of a change in control. Each employment agreement provides that, in the event the executive’s employment is terminated without cause, for good reason or, in Mr. Shea’s case, a change in control, such executive will be paid an amount equal to two times his annual base salary and target bonus in effect at the time of termination, plus any incentive bonus prorated to the date on which employment is terminated. The executive would also be entitled to participate for a period of up to twenty-four months after termination of his employment in various welfare, pension and savings plans and programs offered by us. Additionally, Messrs. Muscalino, Shea and Boozer would receive the equivalent of an additional two years of vesting credit under the restricted SERP.

Mr. Williams retired on December 26, 2003. This event resulted in no payments or other benefits pursuant to Mr. Williams’ employment agreement. However, in recognition of Mr. Williams’ service, the board of directors authorized full vesting as of his retirement date of Mr. Williams’ options and restricted stock and a waiver of the requirement that options be exercised within six months after his retirement date. The board further authorized us to provide at no cost to Mr. Williams health insurance coverage (including an executive health physical examination) reasonably equivalent to his coverage prior to retirement for one year following his retirement date. We also entered into a consulting agreement whereby Mr. Williams would be available to us for advice and consulting for a period of one year following his retirement date. The consulting agreement provides that Mr. Williams will be paid a total of $100,000 for his consulting services. The consulting agreement includes, among other things, customary provisions for payment of expenses and protection of confidential information.

The employment agreements are subject to the jurisdiction of the Bankruptcy Court.

Compensation of Directors

Cash Compensation. Directors who are not employees of our company receive an annual retainer of $25,000 and $1,500 per board and committee meeting attended. Directors who are also employees of our company are not separately compensated for their service as directors. Additionally, the chairman of the audit and of the nominating, corporate governance and compensation committee each receives an annual retainer of $5,000.

Options and Restricted Stock. In fiscal 2003, the board of directors granted to each of Messrs. Keller, Lill, Maypole and Mimberg 1,250 shares of restricted Class A Common Stock and non-qualified options to purchase an additional 2,500 shares of Class A Common Stock pursuant to the Dan River Inc. 2003 Long-Term Incentive Plan, which we refer to as the Long-Term Incentive Plan. The restricted stock vests in three equal increments on March 1, 2004, 2005 and 2006 (or 100% upon a change in control). The options vest and become exercisable in three equal increments on December 31, 2003, 2004 and 2005 (or 100% upon a change in control). The options have an exercise price of $2.07 per share and expire on July 25, 2013.

Compensation Committee Interlocks and Insider Participation

Messrs. Maypole, Keller and Lill served on the compensation committee of the board during fiscal 2003. None of them are current or former officers or employees of our company or any subsidiary or have any other direct or indirect relationship with our company or any other entity that could reasonably be expected to influence their actions as members of the compensation committee.

Compensation Committee Report on Executive Compensation

Our compensation package for all of our executive officers in fiscal 2003 consisted of:

•	base salary,

•	cash bonus,

•	restricted stock, and

•	stock options.

Base Salary. In fiscal 2003, Mr. Lanier’s base salary was determined in accordance with his employment agreement, with increases in excess of cost of living increases to be recommended by the compensation committee and subject to the approval of the full board of directors. In fiscal 2003 Mr. Lanier did not receive a salary increase.

Mr. Lanier’s, as well as other executive officers’ salaries have generally been established in line with merit budget guidelines applicable to all salaried employees and approved by the board of directors. The merit budget is established annually by the board of directors and is generally intended to adjust for inflation and competitive factors relating to pay levels in the textile industry. Adjustments may be approved by the compensation committee to take account of changes in the executive officer’s responsibilities and his or her overall performance. Salaried employees, including executive officers, did not receive a salary increase in fiscal 2003.

Cash Bonuses. Each executive officer, including Mr. Lanier, was eligible to receive a cash bonus with respect to fiscal 2003 pursuant to the terms of our management incentive plan. The established objectives of the management incentive plan are:

•	to maximize operating income while encouraging prudent management of working capital, and

•	to enhance our ability to attract and retain talented management.

Operating income targets are recommended at the beginning of each fiscal year by the compensation committee and approved by the board of directors. The compensation committee determines the target award level category to which each executive officer is assigned. In establishing operating income targets and other financial criteria for awards under the management incentive plan, the compensation committee has focused specifically on our performance in comparison to certain other textile companies. For example, achieving a target award under the management incentive plan generally requires performance above the level of such other textile companies at the time the bonus targets were established. Mr. Lanier and the other named executive officers did not receive a cash bonus with respect to fiscal 2003.

Restricted Stock and Stock Options. Our restricted stock and long-term stock option plans have been intended to align the interests between our shareholders and our directors, officers and key employees through the grant of restricted stock and/or stock options which vest over a period of time. Options granted in fiscal 2003 had an exercise price equal to the closing price of our Class A Common Stock on the New York Stock Exchange on July 25, 2003 and, together with the restricted stock that was granted in fiscal 2003, were intended to provide a strong incentive to management to build shareholder value over time.

Long-Term Equity-Based Awards and Performance-Based Awards. Our equity-based and performance-based awards have been intended to attract and retain key employees and directors by providing such persons with incentives and rewards for superior performance and increased shareholder value. Stock options, stock appreciation rights, restricted stock, deferred shares, performance awards and other stock-based awards may be awarded based on certain performance criteria. The awards and terms of the awards are determined by the compensation committee in their sole discretion.

Compensation for executive officers in fiscal 2004 will be subject to the jurisdiction of the Bankruptcy Court.

John F. Maypole, Chairman

Donald J. Keller

Edward J. Lill

Rainer H. Mimberg

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, which we refer to together as the Acts, except to the extent we specifically incorporate this information by reference.

Stock Price Performance Graph

The graph below reflects cumulative shareholder return (based on market capitalization and assuming the reinvestment of dividends) on our Class A Common Stock compared to the return on the S&P 500 Index and a peer group of textile companies which, in our opinion, are engaged in lines of business similar to those in which we are engaged. The graph reflects the investment of $100.00 on December 31, 1998 in our Class A Common Stock, the S&P 500 Index and in the peer group and the reinvestment of dividends.

[GRAPHIC APPEARS HERE]

	Dan River Inc.	S&P 500	Peer Group(1)
12/31/98	100.00	100.00	100.00
12/31/99	43.62	121.05	55.65
12/31/00	18.89	110.02	29.18
12/31/01	4.68	96.95	11.93
12/31/02	23.40	75.52	6.47
12/31/03	6.21	97.19	0.82

(1)	Peer group consists of Cone Mills Corporation, Delta Woodside Industries Inc., and WestPoint Stevens Inc. Cone Mills and WestPoint were in bankruptcy reorganization at 12/31/2003.

The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Acts, except to the extent we specifically incorporate this information by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Table

The table below shows, as of January 30, 2004, how many shares of each class of our Common Stock were beneficially owned by the directors, named executive officers, owners of 5% or more of our Common Stock and directors and executive officers as a group.

Under the rules of the SEC, a person “beneficially owns” a security if that person has or shares the power to vote or dispose of the security. The person also “beneficially owns” a security which that person has the right to purchase within 60 days. Under these rules, more than one person may be deemed to beneficially own the same securities, and a person may be deemed to beneficially own securities in which he or she has no financial interest. Except as shown in the table, the shareholders named below have the sole power to vote or dispose of the shares shown as beneficially owned by them.

	Beneficial Ownership of Class A Common Stock(1)			Beneficial Ownership of Class B Common Stock			Percentage Of Combined Voting Power(2)
Name	Number of Shares		Percent of Class(2)	Number of Shares		Percent of Class
Donald J. Keller	63,750	(11)	*	—		—	*
Joseph L. Lanier, Jr.(3)(4)	2,566,920	(7)(8)(11)	10.3	2,062,070	(8)(9)	100.0%	29.9
Edward J. Lill	35,750	(11)	*	—		—	*
John F. Maypole	98,750	(11)	*	—		—	*
Rainier H. Mimberg	27,083	(11)	*	—		—	*
Richard L. Williams(3)(5)	847,231	(11)	3.4	465,981	(9)	22.6	7.7
Thomas L. Muscalino(3)	218,183	(11)	*	—		—	*
Barry F. Shea(3)(6)	315,537	(11)	1.3	174,912	(9)	8.5	2.8
Gregory R. Boozer(3)	135,000	(11)	*	—		—	*
Harry L. Goodrich(3)	89,417	(11)	*	—		—	*
Mezzanine Investment Limited Partnership-BDR(10)	6,708,723		26.9	—		—	21.0
Dimensional Fund Advisors, Inc.(12)	1,457,600		5.8	—		—	4.6
T. Rowe Price Associates, Inc.(13)	1,513,300		6.1	—		—	4.7
All executive officers and directors as a group (12 Persons)	3,882,694	(7)(11)	15.6	2,062,070	(8)(9)	100.0	34.1

*	Less than 1%.
(1)	Under our articles of incorporation, shares of Class B Common Stock are convertible into shares of Class A Common Stock on a share-for-share basis at any time, subject to compliance with certain first offer rights. As a result, shares of Class A Common Stock shown in the table as beneficially owned by any individual include shares of Class A Common Stock issuable upon conversion of Class B Common Stock beneficially owned by such individual.
(2)	Based on an aggregate of 20,418,504 shares of Class A Common Stock issued and outstanding as of January 30, 2004. The aggregate number of shares includes restricted stock plus, for each individual,
•	the number of shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by such individual; and
•	the number of shares of Class A Common Stock issuable upon exercise of outstanding stock options which are or will become exercisable prior to April 19, 2004.
(3)	The business address of each of the named executive officers and directors is 2291 Memorial Drive, Danville, Virginia 24541.

(4)	Mr. Lanier disclaims beneficial ownership of 96,553 shares that are held by his spouse.
(5)	Mr. Williams disclaims beneficial ownership of 96,250 shares that are held by his spouse. Mr. Williams retired on December 26, 2003.
(6)	Mr. Shea disclaims beneficial ownership of 60,000 shares that are held by his spouse.
(7)	Includes:
•	252,180 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Joseph L. Lanier, Jr.,
•	65,553 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Ann M. Lanier,
•	551,722 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Joseph Lanier, III,
•	551,722 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Ann L. Jackson,
•	96,250 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Suzanne S. Williams,
•	369,731 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Richard L. Williams,
•	124,912 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Barry F. Shea, and
•	50,000 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock beneficially owned by Mrs. Nellie C. Shea.

We refer to the beneficial owners listed in the preceding bullets as the Senior Management Group. With respect to the shares described above Mr. Lanier has sole voting power pursuant to the terms of a Voting Agreement dated November 20, 1997 between the Company and the members of the Senior Management Group, as amended, which we refer to as the Voting Agreement.

(8)	Includes shares of Class B Common Stock beneficially owned by the members of the Senior Management Group with respect to which Mr. Joseph L. Lanier, Jr. has sole voting power pursuant to the Voting Agreement. See Footnote 7 above.
(9)	Mr. Lanier has sole voting power with respect to these shares pursuant to the terms of the Voting Agreement.
(10)	Reflects shares of Class A Common Stock beneficially owned by Mezzanine Investment Limited Partnership—BDR, which we refer to as MILP, whose address is One Madison Avenue, New York, New York 10010. Based solely on a Schedule 13D/A filed with the SEC on behalf of MetLife Inc., which we refer to as MLINC, Metropolitan Life Insurance Company, which we refer to as MetLife, MILP and 23rd Street Investments, Inc., which we refer to as 23rd Street, on November 15, 2000. The general partner of MILP is 23rd Street, which is a wholly-owned subsidiary of MetLife. MetLife is a wholly-owned subsidiary of MLINC, a publicly traded company. MILP is a limited partnership in which MetLife is a limited partner with a 99% partnership interest and 23rd Street is the general partner with a 1% partnership interest.
(11)	Includes options exercisable within 60 days and outstanding restricted stock.
(12)	Based solely on a Schedule 13G/A filed with the SEC on February 16, 2004. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
(13)	Based solely on a Schedule 13G/A filed with the SEC on February 5, 2004, these securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc., which we refer to as TRP, serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, TRP is deemed to be a beneficial owner of such securities; however, TRP expressly disclaims that it is, in fact, the beneficial owner of such securities. According to the 13G/A, TRP possesses sole voting power over 410,400 shares of Class A Common Stock and sole deposition power over 1,513,300 shares of Class A Common Stock. The address of TRP is 100 E. Pratt Street, Baltimore, Maryland 21202.

Equity Compensation Plans

The following table shows certain information concerning Class A Common Stock to be issued in connection with our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,785,505	$6.58	927,606

Equity compensation plans not approved by security holders	0	0	0

Total	2,785,505	$6.58	927,606

For a discussion of our equity compensation plans, see Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Registration Rights Agreement

General. We, Messrs. Lanier, Williams and Shea which we refer to as the Management Shareholders, MILP, and all other holders of our common stock prior to our initial public offering in November 1997 are parties to an amended registration rights agreement dated September 3, 1991. The registration rights agreement terminates on the earlier of:

•	September 3, 2006, or

•	the date when shares of Class A Common Stock which are held by the above-described holders (other than Management Shareholders) constitute less than 10% of the outstanding Common Stock, subject to limited exceptions.

The registration rights agreement applies only to shares of Common Stock held prior to the initial public offering. The agreement provides for the following with respect to registration rights:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The board of directors has selected Ernst & Young LLP to serve as independent auditors of our financial statements for the 2004 fiscal year. We have been advised by Ernst & Young LLP that neither it nor any member thereof has any direct or material indirect financial interest in our company or any of our subsidiaries in any capacity. One or more representatives of Ernst & Young will be present at the annual meeting, will have an opportunity to make a statement if he or she desires to do so, and will be available to respond to appropriate questions.

Audit Fees

Ernst & Young LLP billed us an aggregate of $523,630 and $306,600 for fiscal 2003 and fiscal 2002, respectively, for audit fees, including fees for statutory audits, comfort letters, attest services, consents, assistance with and review of Securities and Exchange Commission filings and other related matters.

Audit-Related Fees

Ernst & Young LLP billed us an aggregate of $44,500 and $33,800 for fiscal 2003 and fiscal 2002, respectively, in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above. Audit-related services generally include fees for audits of employee benefit plans and accounting consultations.

Tax Fees

Ernst & Young LLP billed us an aggregate of $39,200 and $27,900 for fiscal 2003 and fiscal 2002, respectively, in connection with professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Ernst & Young LLP billed us an aggregate of $0 and $0 for fiscal 2003 and fiscal 2002, respectively, for products and services other than the services described above.

The audit committee must pre-approve in advance all services provided by Ernst & Young LLP. Fees approved for such services are established periodically by the committee. Approved fees cannot be exceeded unless specifically approved by the committee. The committee has delegated pre-approval authority to the committee chairman, who must report any pre-approval decisions to the committee at its next scheduled meeting.

All services performed by Ernst & Young LLP during fiscal 2003 were pre-approved by the audit committee pursuant to the policy described above. In fiscal 2002, all services were approved in accordance with requirements in effect at that time.

Substantially all of the work performed by Ernst & Young LLP during fiscal 2002 and fiscal 2003 was performed by its own full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following financial statements are filed under Item 8 of this Report:

Report of Independent Auditors.

Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002.

Consolidated Statements of Operations for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001.

Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001.

Notes to Consolidated Financial Statements.

2. The following Financial Statement Schedule is filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required.

3. Exhibits

(b) Reports on Form 8-K

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

On October 10, 2003, the Registrant filed a Form 8-K concerning an amendment and waiver agreement with respect to its senior secured credit facility.

On October 15, 2003, the Registrant filed a Form 8-K including a news release relating to the third quarter of fiscal 2003.

On December 19, 2003, the Registrant filed a Form 8-K concerning a second amendment and waiver agreement with respect to its senior secured credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAN RIVER INC.

By:	/s/ Joseph L. Lanier, Jr.
Joseph L. Lanier, Jr.
Chairman and Chief Executive Officer

Date: April 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald J. Keller Donald J. Keller	Director	April 19, 2004

/s/ Joseph L. Lanier, Jr. Joseph L. Lanier, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 19, 2004

/s/ Edward J. Lill Edward J. Lill	Director	April 19, 2004

/s/ John F. Maypole John F. Maypole	Director	April 19, 2004

/s/ Rainer H. Mimberg Rainer H. Mimberg	Director	April 19, 2004

/s/ Barry F. Shea Barry F. Shea	Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)	April 19, 2004

SCHEDULE II

DAN RIVER INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended January 3, 2004, December 28, 2002 and December 29, 2001

Description	Balance at Beginning of Year	Additions(A)	Deductions(B)	Balance at End of Year
	(in thousands)
Allowance for uncollectible accounts, discounts and claims (deducted from accounts receivable):
Year ended January 3, 2004	$13,747	$8,217	$14,331	$7,633

Year ended December 28, 2002	$15,883	$16,150	$18,286	$13,747

Year ended December 29, 2001	$14,011	$22,375	$20,503	$15,883

(A)	Charges to costs and expenses
(B)	Includes writeoff of receivables (net of recoveries) and claims allowed.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of June 28, 1998, as amended August 14, 1998, by and between Dan River Inc. and The Bibb Company (incorporated by reference to Annex A to the Joint Proxy Statements/Prospectus forming a part of Registration Statement on Form S-4, Amendment No. 1 (File No. 333-58855))

2.2	Second Amendment to Agreement and Plan of Merger, dated as of September 3, 1998, among Dan River Inc., DR Acquisition Corp. and The Bibb Company (incorporated by reference to Annex S-A to the Supplement to Joint Proxy Statement/Prospectus forming a part of Registration Statement on Form S-4, Post-Effective Amendment No. 1 (File No. 333-58855))

3.1	Amended and Restated Articles of Incorporation of Dan River Inc. (incorporated by reference to Exhibit 3.1 in Amendment No. 1 to Dan River’s Registration Statement on Form S-1 (File No. 333-36479))

3.2	Bylaws of Dan River Inc. (incorporated by reference to Exhibit 3.2 in Amendment No. 1 to Dan River’s Registration Statement on Form S-1 (File No. 333-36479))

4.1	Form of Indenture between Dan River Inc. and Marine Midland Bank, N.A., as Trustee (including Form of Note) (incorporated by reference to Exhibit 4.1 in Dan River’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

4.2	Indenture dated April 15, 2003 between Dan River and HSBC Bank USA (including Form of Note) (incorporated by reference to Exhibit 4 in Dan River’s Quarterly Report on Form 10-Q filed May 8, 2003)

10.1	Credit Agreement dated as of April 15, 2003 among Dan River Inc., as Borrower, the Lenders signatory thereto from time to time, and Deutsche Bank Trust Company Americas, as Agent, Fleet Capital Corporation, as Syndication Agent, and Wachovia Bank, National Association, as Document Agent (incorporated by reference to Exhibit 10 in Dan River’s Quarterly Report on Form 10-Q filed May 8, 2003)

10.2	First Amendment and Waiver dated as of October 10, 2003 to Credit Agreement dated as of April 15, 2003 by and between Dan River Inc. and Deutsche Bank Trust Company Americas, as Agent for the Lenders (incorporated by reference to Exhibit 99 in Dan River’s Current Report on Form 8-K filed October 10, 2003)

10.3	Second Amendment and Waiver dated as of December 19, 2003 to Credit Agreement dated as of April 15, 2003 by and between Dan River Inc. and Deutsche Bank Trust Company Americas, as Agent for the Lenders (incorporated by reference to Exhibit 99 in Dan River’s Current Report on Form 8-K filed December 19, 2003)

Exhibit Number	Description of Exhibit

10.4	Third Amendment and Waiver dated as of January 16, 2004 to Credit Agreement dated as of April 15, 2003 by and between Dan River Inc. and Deutsche Bank Trust Company Americas, as Agent for the Lenders (incorporated by reference to Exhibit 99 in Dan River’s Current Report on Form 8-K filed January 20, 2004)

10.5*	Post-Petition Credit Agreement dated April 1, 2004 among Dan River Inc., as Debtor in Possession, as Borrower, the Lenders Signatory thereto from time to time, and Deutsche Bank Trust Company Americas, as Agent, Fleet Capital Corporation, as Syndication Agent, and Wachovia Bank, National Association, as Documentation Agent

10.6	Registration Rights Agreement, dated as of September 3, 1991, among Dan River Inc. and the parties named therein (incorporated by reference to Exhibit 10.4 in Dan River’s Registration Statement on Form S-1 (File No. 33-70442) filed on October 15, 1993)

10.7	Amendment to Registration Rights Agreement dated as of October 27, 1997, (incorporated by reference to Exhibit 10.4.1 in Dan River’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

10.8	Voting Agreement among Joseph L. Lanier, Jr., Richard L. Williams and Barry F. Shea and certain members of their families (incorporated by reference to Exhibit 10.5 in Amendment No. 2 to Dan River’s Registration Statement on Form S-1 (File No. 333-36479))

10.9	Amendment to Voting Agreement among Joseph L. Lanier, Jr., Richard L. Williams and Barry F. Shea and certain members of their families (incorporated by reference to Exhibit 10.7 in Dan River’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

10.10	Employment Agreement, dated as of November 26, 2002, between Dan River Inc. and Joseph L. Lanier, Jr. (incorporated by reference to Exhibit 10.11 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002)+

10.11	Employment Agreement, dated as of November 26, 2002, between Dan River Inc. and Richard L. Williams (incorporated by reference to Exhibit 10.12 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002)+

10.12	Employment Agreement, dated as of November 26, 2002, between Dan River Inc. and Barry F. Shea (incorporated by reference to Exhibit 10.13 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002)+

2

Exhibit Number	Description of Exhibit

10.13	Employment Agreement, dated as of December 2, 2002 between Dan River Inc. and Gregory R. Boozer (incorporated by reference to Exhibit 10.14 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002)+

10.14	Employment Agreement dated as of November 27, 2002 between Dan River Inc. and Harry L. Goodrich (incorporated by reference to Exhibit 10.15 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002)+

10.15	Form of Dan River Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit No. 10.16 in Dan River’s Registration Statement on Form S-1 (File No. 333-36479)) +

10.16	Amendment to Form of Dan River Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002)+

10.17	Form of Dan River Inc. 1997 Stock Plan for Outside Directors (incorporated by reference to Exhibit No. 10.19 in Dan River’s Registration Statement on Form S-1 (File No. 333-36479)) +

10.18	Amendment to Form of Dan River Inc. 1997 Stock Plan for Outside Directors (incorporated by reference to Exhibit 10.18 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002)+

10.19	Dan River Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.18 in Dan River’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000) +

10.20	Dan River Inc. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 in Dan River’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000) +

10.21	Amendment to Dan River Inc. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002)+

10.22	Dan River Inc. Non-qualified 401(k) and Deferred Compensation Plan for Highly Compensated Employees and Directors (incorporated by reference to Exhibit 10.20 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000) +

10.23	Dan River Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.21 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000) +

10.24	Dan River Inc. Restricted Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 in Dan River’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000) +

3

Exhibit Number	Description of Exhibit

10.25	Members Agreement dated as of January 5, 2000 between Dan River International Ltd. and Grupo Industrial Zaga, S.A. de C.V. (regarding Danza Textil, S. de. R.L. de C.V.) (incorporated by reference to Exhibit 10.18 in Dan River’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

10.26	Members Agreement dated as of January 5, 2000 between Dan River International Ltd. and Grupo Industrial Zaga, S.A. de C.V. (regarding Zadar S. de R.L. de C.V.) (incorporated by reference to Exhibit 10.19 in Dan River’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

10.27*	Dan River Inc. 2003 Long-Term Incentive Plan+

11	Statement regarding Computation of Earnings per share (incorporated by reference to Note 9 to Dan River’s Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended January 3, 2004)

21*	List of Subsidiaries

23*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Cautionary Statements relating to Forward Looking Statements

*	Filed herewith
+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

4