Form 10-Q
period 2004-04-03
DAN RIVER INC /GA/
filed 2004-05-24
CIK 914384

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

          For the quarterly period ended April 3, 2004
                                     OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 3, 2004, the registrant had 20,931,520 and 1,596,089 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       PART I - FINANCIAL INFORMATION




Item 1.   Financial Statements.




                            See Following Pages.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   April 3,     January 3,
                                                     2004          2004
                                                 ------------   ------------
                                                 (in thousands, except share
                                                       and per share data)
                                   ASSETS
Current assets:
  Cash and cash equivalents                      $      3,562   $     1,630
  Accounts receivable, net                             61,145        50,111
  Inventories                                         144,270       148,248
  Assets held for sale                                  9,569         9,796
  Prepaid expenses and other current assets            10,347         8,417
  Deferred income taxes                                 7,577         8,993
                                                 ------------   -----------
    Total current assets                              236,470       227,195

Property, plant and equipment                         444,093       443,230
  Less accumulated depreciation and amortization     (263,770)     (256,139)
                                                 ------------   -----------
    Net property, plant and equipment                 180,323       187,091

Other assets                                           13,583        18,180
                                                 ------------   -----------
                                                 $    430,376   $   432,466
                                                 ============   ===========


                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   April 3,     January 3,
                                                     2004          2004
                                                 ------------   ------------
                                                 (in thousands, except share
                                                       and per share data)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Long-term debt currently due                   $    116,341   $   259,096
  Accounts payable                                      4,149        15,804
  Accrued compensation and related benefits            22,811        20,101
  Other accrued expenses                                4,247        11,381
                                                 ------------   -----------
    Total current liabilities                         147,548       306,382

Other liabilities:

  Long-term debt                                           --         5,593
  Deferred income taxes                                 7,577         8,993
  Other liabilities                                    22,408        32,013
                                                 ------------   -----------
Total liabilities not subject to compromise           177,533       352,981
Liabilities subject to compromise                     194,717            --

Shareholders' equity:

  Preferred stock, $.01 par value; authorized
    50,000,000 shares; no shares issued                    --            --
  Common stock, Class A, $.01 par value;
    authorized 175,000,000 shares; issued
    and outstanding 20,931,520 shares
    (20,418,504 shares at January 3, 2004)                209           204
  Common stock, Class B, $.01 par value;
    authorized 35,000,000 shares; issued
    and outstanding 1,596,089 shares
    (2,062,070 shares at January 3, 2004)                  16            21
  Common stock, Class C, $.01 par value;
    authorized 5,000,000 shares; no shares
    outstanding                                            --            --
  Additional paid-in capital                          210,147       210,090
  Accumulated deficit                                (140,796)     (119,340)
  Accumulated other comprehensive loss                (11,153)      (11,197)
  Unearned compensation--restricted stock                (297)         (293)
                                                 ------------   -----------
    Total shareholders' equity                         58,126        79,485
                                                 ------------   -----------
                                                 $    430,376   $   432,466
                                                 ============   ===========

                          See accompanying notes.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended
                                      --------------------------
                                      April 3,         March 29,
                                        2004             2003
                                      ---------        ---------
                                (in thousands, except per share data)
Net sales                             $ 121,041        $ 147,372

Cost of sales                           116,474          119,653
                                      ---------        ---------
Gross profit                              4,567           27,719
Selling, general and
    administrative expenses              16,708           17,968
Other operating costs, net                   --             (440)
                                      ---------        ---------

Operating income (loss)                 (12,141)          10,191
Other income (expense)                     (226)             137
Interest expense                         (7,338)          (5,547)
                                      ---------        ---------
Income (loss) before reorganization
  items and income taxes                (19,705)           4,781

Reorganization items                     (1,751)              --
                                      ---------        ---------
Income (loss) before income taxes       (21,456)           4,781

Income tax provision                         --            2,031
                                      ---------        ---------
Net income (loss)                     $ (21,456)       $   2,750
                                      =========        =========

Earnings (loss) per share:
  Basic                               $   (0.97)       $    0.13
                                      =========        =========
  Diluted                             $   (0.97)       $    0.12
                                      =========        =========








                          See accompanying notes.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

<caption>                                              Three Months Ended
                                                 --------------------------
                                                   April 3,       March 29,
                                                     2004           2003
                                                 ------------   -----------
                                                       (in thousands)
Cash flows from operating activities:
  Net income (loss)                              $  (21,456)         2,750
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Noncash interest expense                          740            688
      Depreciation and amortization of
        property, plant and equipment                 7,816          9,439
      Amortization of restricted stock
        compensation                                     86             75
      Deferred income taxes                              --          1,331
      Writedown/disposal of assets                       24             46
      Other operating costs, net                         --           (440)
      Changes in operating assets and liabilities:
        Accounts receivable                         (11,035)        (4,162)
        Inventories                                   3,978         (7,807)
        Prepaid expenses and other assets            (2,766)          (625)
        Accounts payable and accrued expenses        17,198          6,021
        Other liabilities                                52            192
                                                 ----------     ----------
          Net cash provided (used) by operating
            activities                               (5,363)         7,508
                                                 ----------     ----------
Cash flows from investing activities:
  Capital expenditures                               (1,097)        (3,748)
  Proceeds from sale of assets                          227             --
                                                 ----------     ----------
          Net cash used by investing activities        (870)        (3,748)
                                                 ----------     ----------
Cash flows from financing activities:
  DIP credit facility-borrowings                      3,492             --
  Revolving credit facility-borrowings              112,228         36,500
  Revolving credit facility-payments               (105,968)       (37,000)
  Payments of long-term debt                         (1,650)        (3,290)
  Borrowings against cash surrender value of life
    insurance                                         2,263             --
  Debt issuance costs-DIP credit facility            (2,200)            --
  Debt issuance costs-revolving credit facility          --           (596)
                                                 ----------     ----------
          Net cash provided (used) by financing
              activities                              8,165         (4,386)
                                                 ----------     ----------
Net increase (decrease)in cash and cash
  equivalents                                         1,932           (626)
Cash and cash equivalents at beginning of period      1,630          2,832
                                                 ----------     ----------
Cash and cash equivalents at end of period       $    3,562     $    2,206
                                                 ==========     ==========
                               See accompanying notes.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Chapter 11 Filing

     On March 31, 2004 (the "Petition Date"), Dan River Inc. and its domestic subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia. Since that date, the Debtors have been operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

     In fiscal 2003, the Debtors experienced a significant decrease in sales beginning in the second quarter. During the second, third and fourth quarters of fiscal 2003, in response to the decrease in sales, the Debtors initiated plans to reduce costs through the closure and consolidation of manufacturing facilities and a reduction of workforce. Most of the benefits from these cost-cutting efforts were not expected to be realized until fiscal 2004.

     As a result of the Debtors' financial performance, they failed to meet the maximum leverage ratio covenant contained under the senior credit facility for the third quarter of fiscal 2003. Subsequent to the end of the quarter, the Debtors and their lenders entered into an amendment of the senior credit facility that waived the covenant violation and imposed additional financial covenants. An additional amendment and waiver to the senior credit facility was executed in December 2003, and in January 2004 another amendment was executed, which temporarily modified the minimum levels of excess availability permitted under the senior credit facility.

     The Debtors' sales and profitability did not improve sufficiently to permit compliance with all of the financial covenants under the senior credit facility, and as a result, the Debtors expected that they would be in default commencing April 1, 2004. The Debtors concluded, after consultation with their advisors, that their interests and the interests of their creditors and employees would be best served by reorganization under Chapter 11 of the Bankruptcy Code.

     In conjunction with the commencement of the Chapter 11 cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate to the extent possible in the normal course of business during the Chapter 11 process. The most significant of these orders:

     . permit the Debtors to operate their consolidated cash management system during the Chapter 11 cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 cases,

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     . authorize payment of certain pre-petition employee salaries, wages, and benefits and reimbursement of pre-petition employee business expenses,

     . authorize payment of pre-petition sales, payroll, and use taxes owed by the Debtors,

     . authorize payment of certain pre-petition obligations to customers and certain customs brokers, common carriers and warehousemen, and

     . authorize payment of certain pre-petition obligations to critical vendors to aid the Debtors in maintaining operation of their business.

On April 1, 2004, the Bankruptcy Court granted interim approval for the Debtors to enter into a $145.0 million debtor-in-possession financing facility (the "DIP Facility") with Deutsche Bank Trust Company Americas as agent for a syndicate of financial institutions comprised of certain of the Company's pre-petition senior secured lenders. Pursuant to interim orders entered by the Bankruptcy Court, up to $75 million of the DIP Facility is available during the interim period, which ends on May 28, 2004. See Note 5 for a further discussion regarding the DIP Facility.

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

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. The Bankruptcy Court has approved the rejection of one executory contract and certain leases, and the Debtors are in the process of reviewing their remaining executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

Since the petition date, the Debtors have conducted business in the ordinary course to the extent permitted by the Bankruptcy Code. The Debtors are in the process of evaluating their operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

The accompanying condensed consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles assume, except as disclosed, that assets will be realized and liabilities will be discharged in the ordinary course of business. The Debtors are currently operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and their continuation as a going concern is contingent upon, among other things, their ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and have the plan confirmed by the Bankruptcy Court, comply with the DIP Facility, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There can be no assurance that the Debtors will be able to achieve any of these results. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. In addition, the amounts

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


reported on the condensed consolidated balance sheet could materially change because of various factors, including changes in business strategies and the effects of any proposed plan or reorganization. In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are not presently determinable. Under SOP 90-7, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings have been segregated and classified as liabilities subject to compromise on the condensed consolidated balance sheet. The principal categories of liabilities subject to compromise as of April 3, 2004 are as follows (in thousands):


     12 3/4% senior notes due 2009, net of unamortized
         discount and deferred financing costs              $ 145,198
     Other borrowings and capital lease obligations             6,581
     Accrued interest                                           9,610
     Accounts payable                                          18,983
     Accrued expenses and other liabilities                    14,345
                                                            ---------
                                                            $ 194,717
                                                            =========

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings are expensed as incurred and reported as reorganization items. Such expenses totaled $1,751,000 for the first quarter of fiscal 2004. Also pursuant to SOP 90-7, interest expense is reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim. Because the Chapter 11 filings preceded the end of the Debtors' first quarter of fiscal 2004 by only three days, the difference between interest reported for the first quarter of fiscal 2004 and interest that would have been reported in the absence of the Chapter 11 filings was immaterial.

Assets of Dan River Inc.'s foreign subsidiaries, which are not included in the bankruptcy proceedings, totaled $9,300,000 as of April 3, 2004, or 2.2% of total assets included on the accompanying condensed consolidated balance sheet. Net sales of the foreign subsidiaries were $1,200,000, or 1.0% of consolidated net sales for the first quarter of fiscal 2004.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of Dan River Inc. and its wholly-owned subsidiaries, (collectively, the "Company"). In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of results for the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

3.  Stock-Based Compensation

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

                                         Three Months Ended
                                       -----------------------
                                        April 3,       March 29,
                                          2004          2003
                                       ---------      ---------
                                       (in thousands, except per
                                                share data)
Net income (loss):
   As reported                         $ (21,456)     $   2,750
   Less:  pro forma expense
      related to stock options               (60)          (138)
                                       ---------      ---------
   Pro forma                           $ (21,516)     $   2,612
                                       =========      =========
Per share:

  As reported--
    Basic                              $   (0.97)     $    0.13
    Diluted                                (0.97)          0.12

  Pro forma--
    Basic                                  (0.97)          0.12
    Diluted                                (0.97)          0.12

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  Inventories

    The components of inventory are as follows:

                                         April 3,            January 3,
                                           2004                 2004
                                       ------------         ------------
(in thousands)
         Finished goods                $ 45,299               $ 48,385
         Work in process                 85,425                 86,932
         Raw materials                    5,560                  5,131
         Supplies                         7,986                  7,800
                                       --------               --------
              Total Inventories        $144,270               $148,248
                                       ========               ========

5.   Indebtedness

     Indebtedness is as follows (in thousands):

        Indebtedness not subject to compromise:

                                         April 3,            January 3,
                                           2004                 2004
                                       ----------           ------------
         Senior notes, net of
           unamortized discount        $     --               $149,847
         Borrowing base facility         75,559                 69,300
         Term loan                       34,286                 35,714
         DIP facility                     3,492                     --
         Other borrowings and
           capital lease obligations      3,004                  9,828
                                       --------               --------
                                        116,341                264,689
         Less amount reported
           as long-term debt currently
           due                          116,341                259,096
                                       --------               --------
         Total long-term debt          $     --               $  5,593
                                       --------               --------


                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Indebtedness subject to compromise:

                                        April 3,
                                          2004
                                       ---------
         Senior notes, net of
           unamortized discount and
           deferred finance costs      $145,198
         Other borrowings and
           capital lease obligations      6,581
                                       --------
                                       $151,779

     DIP Financing Facility:

     As discussed in Note 1 above, on April 1, 2004, the Bankruptcy Court approved the $145 million DIP Facility on an interim basis. The DIP financing order authorized the Debtors to grant first priority mortgages, security interests, liens, and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Facility. The interim financing order, as modified, permits borrowings of up to $75 million, including $15 million for letters of credit, and expires on May 28, 2004. The Debtors expect that a final order with respect to the DIP Facility will be entered by the Bankruptcy Court on that date.

     At the final hearing on the Debtors' motion for DIP financing, the Debtors sought authority to repay $34.3 million on the term loan which was outstanding at the Petition Date with proceeds from a $35 million term loan included in the DIP Facility. Upon the entry of a final DIP financing order in the form proposed by the Debtors and lenders, the remaining $35 million in revolving loans, over and above the $75 million in revolving loans approved by the interim DIP financing order of the Bankruptcy Court, is expected to become available to the Debtors. Amounts borrowed under the DIP Facility will bear interest, at the option of the Debtors, at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.50% (4.60% as of May 19, 2004), or the Alternate Base Rate plus 2.50% (6.50% as of May 19, 2004), for borrowings under the revolving credit, and at the rate LIBOR plus 3.75% (4.85% as of May 19, 2004), or the Alternate Base Rate plus 2.75% (6.75% as of May 19, 2004), for borrowings under the Term Loan. In addition, there is a fee of 0.50% on the unused commitment and a fee of 3.50% on letters of credit outstanding. The DIP Facility is secured by substantially all of the Debtors' assets. The DIP Facility contains financial covenants requiring the Debtors to maintain minimum levels of earnings before certain corporate items, interest, taxes, depreciation, and amortization ("Operating EBITDA"), as defined. In addition, the DIP Facility imposes restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale of receivables, certain payments and investments, affiliate and

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash. The DIP Facility also requires that proceeds from sales of certain assets be used to repay specified borrowings and permanently reduce the commitment amount under the facility. Availability under the revolving credit of the DIP Facility is based upon a borrowing base determined by reference to eligible accounts receivable and inventory, as defined. Until the final DIP Facility is approved, the Debtors must maintain excess availability under the borrowing base of at least $15 million. At May 19, 2004, there was $54.5 million outstanding in borrowings at an average interest rate of 5.32% and $5.0 million in letters of credit, with unused capacity of approximately $28.1 million. Also at May 19, 2004, a total of $15.8 million and $34.3 million, respectively, was outstanding under prepetition revolving loans and prepetition term loans, at interest rates of 5.75% and 6.00% respectively.

     The DIP Facility requires strict adherence with a weekly cash flow budget. The Debtors have been unable to maintain compliance with this budget, and accordingly, the Debtors and the lenders are currently engaged in discussions regarding appropriate covenants to be included in the final DIP Facility. There can be no assurance that the Debtors will be able to reach agreement with the lenders concerning the covenant requirements to be included in the DIP Facility, or that a final DIP Facility will be approved on or prior to May 28, 2004, the current
     expiration date of the interim facility.   In the event the Debtors are
     unable to negotiate a satisfactory covenant package with the current lenders, there can be no assurance that an alternate DIP facility can be secured and approved in a timely manner. If a DIP financing facility cannot be maintained, there can be no assurance that the Debtors will have adequate cash available to continue their operations in the ordinary course of business to the extent permitted by the Bankruptcy Code. Moreover, if the lenders do not grant such additional forbearance, waivers or amendments as may be required with respect to the DIP Facility, the Debtors will be in default, the Debtors will be unable to borrow under the facility, and the lenders could seek remedies against them, including acceleration of the debt outstanding, as set forth in the DIP Facility.

     Prepetition Credit Agreement and Senior Notes:

     Prior to the commencement of its Chapter 11 case, the Company maintained a senior secured credit facility with substantially the same lending group that is currently providing its DIP financing. The senior secured credit facility consisted of a five-year $40 million term loan and a five-year $160 million revolving credit facility. The revolving credit facility included borrowing availability of up to $25 million for letters of credit. The Company also had $157 million in senior notes outstanding. At March 31, 2004, the date of the Company's Chapter 11 filing, outstanding borrowings were $34.3 million under the term loan and $77.9 million under the revolving credit facility.

     The senior secured credit facility was secured by substantially all of the Company's assets. The Company was required to maintain a minimum

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     fixed charge ratio and not to exceed a maximum leverage ratio. The senior credit facility also imposed restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale or discount of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash.

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

     In advance of the end of the fourth quarter of fiscal 2003, the Company again advised its senior secured lenders that it expected to violate the covenant specifying the maximum leverage ratio and fixed coverage charge ratio at the end of the quarter. Prior to the end of the fourth quarter, the Company entered into an amendment and waiver agreement with the lenders pursuant to which the lenders permanently waived these covenant violations. The amendment and waiver agreement also contained, among other provisions, additional liquidity and cash flow projection reporting, further limitations on capital expenditures through the first fiscal quarter of 2004 and monthly operating EBITDA, as defined, covenants for the first fiscal quarter of 2004. The Company paid an amendment fee in the amount of $350,000.

     At the request of the Company early in the first quarter of fiscal 2004, the senior secured lenders temporarily modified the minimum levels of excess availability permitted by the credit facility in order to accommodate anticipated seasonal borrowing needs. There was no fee paid to the senior secured lenders for this amendment. The senior secured lenders refused to waive an additional default occurring on March 31, 2004, necessitating the Debtors' Chapter 11 filing.

6.   Other Operating Costs, Net

    Other operating costs, net for the first quarter of fiscal 2003 consists of a $440,000 pre-tax gain from the sale of surplus equipment in connection with the plant consolidation program announced by the Company in December 2001.

     In the second, third and fourth quarters of fiscal 2003 the Company recorded $23,368,000 in pre-tax charges relating to plant closures and staff reductions, all of which resulted from actions taken by the Company to reduce manufacturing capacity and fixed costs in light of declines in sales volume. The pre-tax charges consisted of $19,148,000 in non-cash writedowns of fixed assets and $4,220,000 in other exit costs, primarily for severance and benefits.

     Following is a summary of the reserve account activity relating to exit costs for the first quarter of fiscal 2004 (in thousands):

          Balance at January 3, 2004              $2,283
          Expenditures                              (615)
                                                  ------
          Balance at April 3, 2004                $1,668
                                                  ======

7.  Income Taxes

     No income tax benefits were recorded against the pre-tax loss for first quarter of fiscal 2004. Potential future tax benefits associated with the pre-tax loss were fully offset by an $8,200,000 increase to the valuation allowance against deferred tax assets. At April 3, 2004 the Company's net deferred tax assets were fully offset by the valuation allowance. The valuation allowance is necessary because, in light of recent net operating losses incurred and other available evidence, management does not believe that it is more likely than not that the tax benefits associated with the deferred tax assets, to the extent they exceed the deferred tax liabilities, will be realized.

8.   Pension Plans

     The Company sponsors qualified noncontributory defined benefit pension plans that cover the majority of its full-time employees. In fiscal 2001 the Company adopted nonqualified supplemental retirement plans covering certain key management employees. These supplemental plans are unfunded and provide participants with retirement benefits in excess of qualified plan limitations.

     Net periodic benefit cost included the following components:

                        Qualified Pension Plans  Supplemental Plans
                        -----------------------  -------------------
                         Three Months Ended      Three Months Ended
                         April 3, March 29,      April 3,   March 29,
                           2004     2003           2004       2003
                        --------- ---------      --------   --------
                                             (in thousands)

Service cost            $     953 $     964      $      52 $      81
Interest cost               1,082     1,028             81        79
Expected return on
  assets                     (951)     (717)            --        --
Prior service cost
  amortization                  2         1             57        55
Actuarial loss                376       508             --         1
                         ---------  --------      ---------  --------
Net periodic benefit
  cost                   $  1,462 $   1,784      $     190 $     216
                         ========= =========      =========  ========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The Company contributed $3,811,000 to its pension plans in the first quarter of fiscal 2004 and, subject to completion of the 2004 actuarial valuation, estimates that it will contribute an additional $5,000,000 to the plans in the remainder of the year.

9.  Shareholders' Equity

    Activity in Shareholders' Equity is as follows:


                                                		      Accumu-
                                                 		      lated     Unearned
                              	  Addi-            	      Other     Compen-      Total
                        	        tional 		 Accumu-    Compre-   sation-	     Share-
                	   Common Stock     Paid-in          lated      hensive   Restricted   holders'
             	 Class A  Class B   Capital          Deficit  	Loss      Stock        Equity
              	-------  ------- 	  --------         --------	-------   --------     --------
                                       (in thousands)

Balance at
  January 3,
  2004        	$   204  $   21   $ 210,090        $(119,340)   $(11,197)  $   (293)   $ 79,485

Comprehensive loss:
  Net loss    	     --      --          --          (21,456)         --         --     (21,456)
  Unrealized gain on
    securities         --      --          --               --          44         --          44
                                                                                        ---------
  Comprehensive loss								                        (21,412)
                                                                                        ---------
Retirement of
  common stock         --     --          (33)              --          --         --         (33)
Restricted stock
  awards               --     --           90               --          --        (90)         --
Amortization of
  unearned compensation--     --           --               --          --         86          86
Conversion of
  shares	            5      (5)         --               --          --         --          --
  	            -------  ------   ---------         ---------     --------  -------    --------
Balance at
  April 3, 2004   $   209  $   16   $ 210,147         $(140,796)    $(11,153)$   (297)  $  58,126
        	      =======  ======   =========         =========     ======== ========   =========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended
                                       -----------------------
                                        April 3,      March 29,
                                          2004          2003
                                       ---------      ---------
                               (in thousands, except per share data)

Numerator for basic and diluted earnings
  per share-net income (loss)          $ (21,456)     $   2,750
                                       =========      =========
Denominator:
  Denominator for basic earnings
    per share--weighted-average
    shares                                22,134         21,909

  Effect of dilutive securities:
      Employee stock options and
      restricted stock awards                 --            382
                                       ---------      ---------
  Denominator for diluted earnings
    per share--weighted average shares
    adjusted for dilutive
    securities                            22,134         22,291
                                       =========      =========
Earnings (loss) per share:

  Basic                                $   (0.97)     $    0.13
                                       =========      =========
  Diluted                              $   (0.97)     $    0.12
                                       =========      =========

     The effect of potentially dilutive securities is computed using the treasury stock method. Because the Company reported a loss in the first quarter of fiscal 2004, all outstanding restricted stock and stock options were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive. Options to purchase 1,991,000 shares of the Company's common stock were outstanding during the first quarter of fiscal 2003 but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the period.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


11. Segment Information

    Summarized information by reportable segment is shown in the following tables:

                                                     Three Months Ended
                                                 ---------------------------
                                                   April 3,      March 29,
                                                     2004           2003
                                                 ------------   ------------
                                                       (in thousands)
  Net sales:
     Home fashions                               $    86,557    $   108,414
     Apparel fabrics                                  25,682         29,059
     Engineered products                               8,802          9,899
                                                 -----------    -----------
     Consolidated net sales                      $   121,041    $   147,372
                                                 ============   ===========

  Operating income (loss):
     Home fashions                               $    (5,339)        11,525
     Apparel fabrics                                  (4,940)          (636)
     Engineered products                                (449)          (852)
     Corporate items not allocated to segments:
        Other operating costs, net                        --            440
        Other                                         (1,413)          (286)
                                                 -----------    -----------
     Consolidated operating income (loss)        $   (12,141)   $    10,191
                                                 ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CHAPTER 11 FILINGS

As more fully described in Note 1 to the condensed consolidated financial statements, on March 31, 2004, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Management is in the process of stabilizing the businesses of the Debtors and evaluating their operations in connection with the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by creditors, equity holders and third parties and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

As a result of the filing, our creditors were automatically stayed from taking certain enforcement actions under their respective agreements with us unless the stay is lifted by the Bankruptcy Court. In addition, the Debtors have entered into the DIP facility, which is more fully described below under "Liquidity and Capital Resources."

During the Chapter 11 process, we may with Bankruptcy Court approval sell assets and settle liabilities, including for amounts other than those reflected in our financial statements. As permitted under the Bankruptcy Code, we have rejected one executory contract and certain leases that are not necessary for the business going forward, and are in the process of reviewing our remaining executory contracts and unexpired leases to determine which, if any, we will reject. We cannot presently estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The administrative and reorganization expenses resulting from the Chapter 11 process will unfavorably affect our results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 process.

Our condensed consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles assume, except as disclosed, that assets will be realized and liabilities will be discharged in the ordinary course of business. The Debtors are currently operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and their continuation as a going concern is contingent upon, among other things, their ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and have the plan confirmed by the Bankruptcy Court, comply with the DIP facility, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There can be no assurance that the Debtors will be able to achieve any of these results. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. In addition, the amounts reported could materially change because of various factors, including changes in business strategies and the effects of any proposed plan or reorganization. In the Chapter 11 proceedings, substantially all unsecured liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are not presently determinable. Under SOP 90-7, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings have been segregated and classified as liabilities subject to compromise on the condensed consolidated balance sheet. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim.

RESULTS OF OPERATIONS

NET SALES

Net sales for the first quarter of fiscal 2004 were $121.0 million, a decrease of $26.3 million or 17.9% from the first quarter of fiscal 2003.

Net sales of home fashions products were $86.6 million for the first quarter of fiscal 2004, a decrease of $21.9 million or 20.2% from the first quarter of fiscal 2003. Approximately one half of the decrease is attributable to lower sales to our largest customer, Kmart Corporation, due principally to the unfavorable comparison caused by the rollout of a major program in the first quarter of fiscal 2003. In general, sales were lower in all major channels of distribution with the exception of the institutional bedding area, with volume, price and mix all contributing to the decrease.

Net sales of apparel fabrics for the first quarter of fiscal 2004 were $25.7 million, down $3.4 million or 11.6% from the first quarter of fiscal 2003. Most of the decrease was in sales of dress shirting and uniform fabrics.

Net sales of engineered products for the first quarter of fiscal 2004 were $8.8 million, a decrease of $1.1 million or 11.1% from the first quarter of fiscal 2003. The decrease was caused by lower sales of industrial yarns, reflecting both lower volume and prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $16.7 million for the first quarter of fiscal 2004 (13.8% of net sales), a decrease of $1.3 million or 7.0% from $18.0 million (12.2% of net sales) for the first quarter of fiscal 2003. Major contributors to the decrease were lower salary and benefit costs ($0.8 million) attributable to the staff reductions that we announced in August 2003, and lower incentive compensation accruals ($1.0 million), which are based on the achievement of operating income targets, offset in part by higher professional fees for debt-related matters.

OPERATING INCOME

We had a consolidated operating loss of $12.1 million in the first quarter of fiscal 2004, compared to $10.2 million in operating income for the first quarter of fiscal 2003.

    Segment Operating Income:

The home fashions segment had a $5.3 million operating loss for the first quarter of fiscal 2004, compared to $11.5 million in operating income for the first quarter of fiscal 2003. The lower profitability in the first quarter of fiscal 2004 reflects an $18.5 million reduction in gross profit, offset by a $1.6 million decrease in selling, general and administrative expenses. Most of the decrease in gross profit was due to lower unit sales volume and a less profitable product mix assortment. Generally higher manufacturing costs and an increase to inventory reserves also contributed to the lower gross profit in the first quarter of fiscal 2004. The increase to inventory reserves is attributable to an overall review of our inventory of licensed goods as a result of the Chapter 11 filing, and to our plans to quickly dispose of slow moving inventory due to the consolidation of warehouse space.

The apparel fabrics segment had a $4.9 million operating loss for the first quarter of fiscal 2004, compared to a $0.6 million operating loss for the first quarter of fiscal 2003. The higher loss in the first quarter of fiscal 2004 reflects a $4.7 reduction in gross profit, offset by a $0.4 million decrease in selling, general and administrative expenses. The lower gross profit reflects both the decrease in sales, related higher per-unit costs associated with underabsorbed overhead, and generally higher manufacturing costs.

The engineered products segment had a $0.4 million operating loss in the first quarter of fiscal 2004, compared to a $0.9 million operating loss in the first fiscal quarter of 2003. Profitability in both periods was hampered by low sales volume and associated underabsorbtion of fixed overhead. The modest improvement in profitability for the first quarter of fiscal 2004 was mostly attributable to improved manufacturing performance which resulted in the production of less off-quality goods.

    Corporate Items:

Other operating costs, net for the first quarter of fiscal 2003 consisted of a $0.4 million pre-tax gain from the sale of surplus equipment.

Other items not allocated to segments, which consist of idle facility costs and other items not directly related to segment business, totaled $1.4 million (expense) for the first quarter of fiscal 2004 compared to $0.3 million (expense) for the first quarter of fiscal 2003. The increase for fiscal 2004 was due to $0.7 million in professional fees for debt-related matters and higher idle facility costs associated with plant closures.

INTEREST EXPENSE

Interest expense was $7.3 million for the first quarter of fiscal 2004, an increase of $1.8 million from the first quarter of fiscal 2003. The increase was caused by higher average interest rates in the first quarter of fiscal 2004, which were primarily attributable to the 12-3/4% senior notes that were issued in connection with our refinancing completed in April 2003. The notes were issued at a discount and yielded an effective interest rate in excess of 14% in the first quarter of fiscal 2004 on $157 million aggregate principal amount.

REORGANIZATION ITEMS

In the first quarter of fiscal 2004 we incurred $1.8 million for professional fees in connection with our bankruptcy filings.

INCOME TAX PROVISION

No income tax benefits were recorded against the pre-tax loss for first quarter of fiscal 2004. Potential future tax benefits associated with the pre-tax loss were fully offset by an $8.2 million increase to the valuation allowance against deferred tax assets. At April 3, 2004 our net deferred tax assets were fully offset by the valuation allowance. The valuation allowance is necessary because, in light of recent net operating losses incurred and other available evidence, management does not believe that it is more likely than not that the tax benefits associated with the deferred tax assets, to the extent they exceed the deferred tax liabilities, will be realized.


We recorded a $2.0 million (42.5% of pre-tax income) income tax provision for the first quarter of fiscal 2003. The relatively high effective rate was due to losses from our Mexican operations, for which no tax benefit was provided.

NET INCOME AND EARNINGS PER SHARE

We reported a net loss of $21.5 million or $0.97 per diluted share for the first quarter of fiscal 2004, compared to net income of $2.8 million or $0.12 per diluted share for the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

General

Prior to the Petition Date, internally generated cash flow, supplemented by borrowings under our borrowing base facility, provided for our working capital needs, capital improvements and debt service requirements. With the filing of our Petition for reorganization on March 31, 2004, our administrative expenses of the proceedings, working capital needs, and capital improvements are provided for by cash from operations and the DIP Facility, discussed below.

Working Capital

Our operations are working capital intensive. Our operating working capital (accounts receivable and inventories less accounts payable and accrued expenses) typically increases and decreases in relation to sales and operating activity levels.

Net cash used by operating activities in the three months ended April 3, 2004 was $5.4 million. The net loss, adjusted for noncash expense items, net, used $12.8 million of cash. This was offset by a $7.4 million source of cash by operating assets and liabilities, comprised of a $10.1 million source from operating working capital (accounts receivable - $11.0 million use, inventories - $4.0 million source, and accounts payable and accrued expenses
- $17.2 million source) and a $2.7 million use of cash for prepaid expenses and other assets and other liabilities.

In the first quarter of fiscal 2003, net cash generated from operating activities was $7.5 million. The net income for that period, adjusted for noncash expense items, net, generated $13.9 million of cash. This was offset by a $6.4 million use of cash by operating assets and liabilities, comprised of a $5.9 million use of cash from operating working capital (accounts receivable - $4.2 million use, inventories - $7.8 million use, and accounts payable and accrued expenses - $6.0 million source) and a $0.4 million use of cash for prepaid expenses and other assets and other liabilities.

DIP Financing Facility

On April 1, 2004, the Bankruptcy Court approved a $145 million DIP Facility on an interim basis. The DIP Facility authorized us to grant first priority mortgages, security interests, liens, and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Facility. The interim financing order, as modified, permits borrowings of up to $75 million, including $15 million for letters of credit, and expires on May 28, 2004. We expect that a final order with respect to the DIP Facility will be entered on that date.

At the final hearing on our motion for DIP financing, we sought authority to repay $34.3 million on the term loan which was outstanding at the Petition Date with proceeds from a $35 million term loan included in the DIP Facility. Upon the entry of a final DIP financing order in the form proposed by us and the lenders, the remaining $35 million in revolving loans, over and above the $75 million in revolving loans approved by the interim DIP financing order of the Bankruptcy Court, is expected to become available. Availability under the DIP Facility is established by a borrowing base determined by reference to eligible accounts receivable and inventory, as defined. At May 19, 2004, there was $54.5 million outstanding in borrowings under the interim facility at an average interest rate of 5.32%, and $5.0 million in letters of credit;

we had approximately $28.1 million in unused capacity available under the interim DIP financing order. Also at May 19, 2004, a total of $15.8 million and $34.3 million, respectively, was outstanding under prepetition revolving loans and prepetition term loans, at interest rates of 5.75% and 6.00%, respectively.

Amounts borrowed under the DIP Facility will bear interest at our option at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.50% (4.60% as of May 19, 2004), or the Alternate Base Rate plus 2.50% (6.50% as of May 19,
2004), for borrowings under the revolving credit, and at the rate LIBOR plus 3.75% (4.85% as of May 19, 2004), or the Alternate Base Rate plus 2.75% (6.75% as of May 19, 2004), for borrowings under the Term Loan. In addition, there is a fee of 0.50% on the unused commitment and a fee of 3.50% on letters of credit outstanding.

The DIP Facility contains financial covenants requiring us to maintain minimum levels of earnings before certain corporate items, interest, taxes, depreciation, and amortization ("Operating EBITDA"), as defined. In addition, the DIP Facility imposes restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale or of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash. The DIP Facility also requires that proceeds from sales of certain assets be used to repay specified borrowings and permanently reduce the commitment amount under the facility. Availability under the revolving credit of the DIP Facility is based upon a borrowing base determined by reference to eligible accounts receivable and inventory, as defined. Until the final DIP Facility is approved, we must maintain excess availability under the borrowing base of at least $15 million.

The DIP Facility requires strict adherence with a weekly cash flow budget.
We have been unable to maintain compliance with this budget, and accordingly, we and the lenders are currently engaged in discussions regarding appropriate covenants to be included in the final DIP Facility. There can be no assurance that we will be able to reach agreement with the lenders concerning the covenant requirements to be included in the DIP Facility, or that a final DIP Facility will be approved on or prior to May 28, 2004, the current
expiration date of the interim facility.   In the event we are unable to
negotiate a satisfactory covenant package with the current lenders, there can be no assurance that an alternate DIP facility can be secured and approved in a timely manner. If a DIP financing facility cannot be maintained, there can be no assurance that we will have adequate cash available to continue our operations in the ordinary course of business. Moreover, if the lenders do not grant such additional forbearance, waivers or amendments as may be required with respect to the DIP Facility, we will be in default, we will be unable to borrow under the facility, and the lenders could seek remedies against us, including acceleration of the debt outstanding, as set forth in the DIP Facility.

Prepetition Credit Agreement and Senior Notes

Prior to the commencement of our Chapter 11 case, we maintained a senior secured credit facility with substantially the same lending group as is currently providing our DIP financing. The senior secured credit facility consisted of a five-year $40 million term loan and a five-year $160 million revolving credit facility. The revolving credit facility included borrowing availability of up to $25 million for letters of credit. We also had $157 million in senior notes outstanding. At March 31, 2004, the date of our Chapter 11 filing, outstanding borrowings were $34.3 million under the term loan and $77.9 million under the revolving credit facility.

The senior secured credit facility was secured by substantially all of our assets. We were required to maintain a minimum fixed charge ratio and not to exceed a maximum leverage ratio. The senior credit facility also imposed restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale or discount of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash.

Prior to the end of the third quarter of fiscal 2003, we advised our senior secured lenders that we expected to violate the covenant specifying the maximum leverage ratio at the end of the quarter. Subsequent to the end of the third fiscal quarter, we entered into an amendment and waiver agreement with the lenders pursuant to which the lenders permanently waived this covenant violation. We paid an amendment fee in the amount of $250,000. The amendment and waiver agreement also contained, among other provisions, new requirements specifying minimum levels of excess availability under the revolving credit facility and monthly operating EBITDA during the fiscal fourth quarter.

In advance of the end of the fourth quarter of fiscal 2003, we again advised our senior secured lenders that we expected to violate the covenant specifying the maximum leverage ratio and fixed coverage charge ratio at the end of the quarter. Prior to the end of the fourth quarter, we entered into an amendment and waiver agreement with the lenders pursuant to which the lenders permanently waived these covenant violations. The amendment and waiver agreement also contained, among other provisions, additional liquidity and cash flow projection reporting, further limitations on capital expenditures through the first fiscal quarter of 2004 and monthly operating EBITDA, as defined, covenants for the first fiscal quarter of 2004. We paid an amendment fee in the amount of $350,000.

At our request early in the first quarter of fiscal 2004, the senior secured lenders temporarily modified the minimum levels of excess availability permitted by the credit facility in order to accommodate anticipated seasonal borrowing needs. There was no fee paid to the senior secured lenders for this amendment. The senior secured lenders refused to waive an additional default occurring on March 31, 2004, necessitating our Chapter 11 filing.

Investing Activities

During the first three months of fiscal 2004, we purchased $1.1 million in equipment and manufacturing improvements.

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

   Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, continued availability of the DIP Facility on an interim basis and final approval of the facility by the Bankruptcy Court, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the factors set forth in Exhibit 99.1, "Cautionary Statements relating to Forward Looking Statements," filed with this Annual Report on Form 10-K, and the following:
   . general economic and political conditions and the cyclicality of the textile industry;
   . developing and implementing a successful plan of reorganization in the
     Chapter 11 process;
   . competitive conditions in the textile industry;
   . our ability to operate our business under the restrictions imposed by the Chapter 11 process and in compliance with the limitations in the DIP Facility;
   . our ability to implement manufacturing cost reductions, efficiencies and other improvements;
   . fluctuations in the supply of raw materials or shortages of the supply of raw materials;
   . our ability to maintain or acquire licenses;

   . our ability to fund our capital expenditure requirements needed to maintain our competitive position;

   . the effect of U.S. governmental policies regarding imports on our competitiveness;
   . our compliance with environmental, health and safety laws and regulations;
   . changes in our relationship with our large customers, including the ability to maintain relationships with these customers, licensors and other constituencies, in light of the Chapter 11 process;
   . business-related difficulties of our customers, including Kmart
     Corporation;
   . risks associated with our operations in Mexico;
   . our dependence on outside production sources;
   . our ability to compete with foreign imports;
   . the significant time that will be required by management to structure and implement a plan of reorganization;
   . our reliance on key management personnel, including the effects of the Chapter 11 process on our ability to attract and retain key management personnel; and
   . our relationship with the union representing some of our employees.

   You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

                        PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          On March 31, 2004, we and our domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia (Case Nos. 04-10990 though 04-10993). We are currently operating our businesses as debtors-in-possession pursuant to the Bankruptcy Code. As a result of the filing, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. For more information about the filing, see Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 3.   Defaults Upon Senior Securities.

          On March 31, 2004, we filed a petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code. For a description of the effects of the Chapter 11 filing on our senior securities see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                    The Exhibits listed as applicable on the accompanying
          Exhibit Index are filed as part of this Quarterly Report.

          (b)  Reports on Form 8-K.

               (i)  On January 20, 2004, we filed a Current
               Report on Form 8-K concerning a third amendment to our credit facility.

               (ii)  On March 31, 2004, we filed a Current
               Report on Form 8-K under Item 3 concerning the filing of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia.

               (iii)  On April 2, 2004, we filed a Current
               Report on Form 8-K under Item 3 concerning the granting by the Bankruptcy Court interim approval of a new $145 million debtor-in-possession credit facility and the approval of payment of certain pre-petition and post-petition obligations.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DAN RIVER INC.

Date:   May 24, 2004          /s/ Barry F. Shea
                              -----------------------------------
                              Barry F. Shea
                              Executive Vice President-Chief
                              Financial Officer
                              (Authorized Signing Officer and
                              Principal Financial Officer)


                               EXHIBIT INDEX
                               -------------

Exhibit No.         Description of Exhibit
-----------         ----------------------

3.1            Amended and Restated Articles of Incorporation of Dan River
               Inc.(incorporated by reference to Exhibit 3.1 in Amendment No.
               1 to Registration Statement on Form S-1 (File No. 333-36479))

3.2            Bylaws of Dan River Inc.(incorporated by reference to
               Exhibit 3.2 in Amendment No. 1 to Registration Statement on
               Form S-1 (File No. 333-36479))

11 Statement regarding Computation of Earnings per share (incorporated by reference to Note 10 to the Unaudited
               Condensed Consolidated Financial Statements included in this
               Quarterly Report on Form 10-Q)

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
