Form 10-Q
period 2004-07-03
DAN RIVER INC /GA/
filed 2004-08-23
CIK 914384

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

          For the quarterly period ended July 3, 2004
                                     OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 3, 2004, the registrant had 20,912,357 and 1,596,089 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       PART I - FINANCIAL INFORMATION




Item 1.   Financial Statements.




                            See Following Pages.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    July 3,     January 3,
                                                     2004          2004
                                                 ------------   ------------
                                                 (in thousands, except share
                                                       and per share data)
                                   ASSETS
Current assets:
  Cash and cash equivalents                      $      1,834   $     1,630
  Accounts receivable, net                             57,887        50,111
  Inventories                                         136,814       148,248
  Assets held for sale                                  7,513         9,796
  Prepaid expenses and other current assets             9,077         8,417
  Deferred income taxes                                 7,024         8,993
                                                 ------------   -----------
    Total current assets                              220,149       227,195

Property, plant and equipment                         438,355       443,230
  Less accumulated depreciation and amortization     (270,283)     (256,139)
                                                 ------------   -----------
    Net property, plant and equipment                 168,072       187,091

Other assets                                            8,903        18,180
                                                 ------------   -----------
                                                 $    397,124   $   432,466
                                                 ============   ===========


                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 3,     January 3,
                                                     2004          2004
                                                 ------------   ------------
                                                 (in thousands, except share
                                                       and per share data)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Long-term debt currently due                   $    106,843   $   259,096
  Accounts payable                                      8,924        15,804
  Accrued compensation and related benefits            17,602        20,101
  Other accrued expenses                               10,336        11,381
                                                 ------------   -----------
    Total current liabilities                         143,705       306,382

Other liabilities:

  Long-term debt                                           --         5,593
  Deferred income taxes                                 7,024         8,993
  Other liabilities                                    22,396        32,013
                                                 ------------   -----------
Total liabilities not subject to compromise           173,125       352,981
Liabilities subject to compromise                     193,071            --

Shareholders' equity:

  Preferred stock, $.01 par value; authorized
    50,000,000 shares; no shares issued                    --            --
  Common stock, Class A, $.01 par value;
    authorized 175,000,000 shares; issued
    and outstanding 20,912,357 shares
    (20,418,504 shares at January 3, 2004)                209           204
  Common stock, Class B, $.01 par value;
    authorized 35,000,000 shares; issued
    and outstanding 1,596,089 shares
    (2,062,070 shares at January 3, 2004)                  16            21
  Common stock, Class C, $.01 par value;
    authorized 5,000,000 shares; no shares
    outstanding                                            --            --
  Additional paid-in capital                          210,147       210,090
  Accumulated deficit                                (167,990)     (119,340)
  Accumulated other comprehensive loss                (11,204)      (11,197)
  Unearned compensation--restricted stock                (250)         (293)
                                                 ------------   -----------
    Total shareholders' equity                         30,928        79,485
                                                 ------------   -----------
                                                 $    397,124   $   432,466
                                                 ============   ===========

                          See accompanying notes.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three Months Ended         Six Months Ended
                         -----------------------     --------------------
                          July 3,      June 28,      July 3 ,    June 28,
                           2004         2003          2004        2003
                         ---------    ---------     -------      -------
                                (in thousands, except per share data)
Net sales                $ 110,026    $ 116,348     $ 231,068    $ 263,720

Cost of sales              105,782      101,662       222,257      221,314
                         ---------    ---------     ---------    ---------
Gross profit                 4,244       14,686         8,811       42,406
Selling, general
    and administra-
    tive expenses           13,314       15,285        30,022       33,255
Other operating
    costs, net               8,395       12,189         8,395       11,749
                         ---------    ---------     ---------    ---------

Operating loss             (17,465)     (12,788)      (29,606)      (2,598)
Other expense, net             (85)        (334)         (311)        (195)
Interest expense
  (contractual interest
  of $8,362 and $15,949
  for the three and six
  months ended July 3,
  2004, respectively)       (2,740)      (8,079)      (10,078)     (13,627)
                         ---------    ---------     ---------    ---------
Loss before
  reorganization
  items and income taxes   (20,290)     (21,201)      (39,995)     (16,420)

Reorganization items        (6,903)          --        (8,655)          --
                         ---------    ---------     ---------    ---------
Loss before income taxes   (27,193)     (21,201)      (48,650)     (16,420)

Income tax provision
  (benefit)                     --       (1,796)           --          235
                         ---------    ---------     ---------    ---------
Net loss                 $ (27,193)   $ (19,405)    $ (48,650)   $ (16,655)
                         =========    =========     =========    =========

Loss per share:
  Basic and diluted      $   (1.22)   $   (0.88)    $   (2.19)   $   (0.76)
                         =========    =========     =========    =========



                          See accompanying notes.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

<caption>                                              Six Months Ended
                                                 --------------------------
                                                    July 3,       June 28,
                                                     2004           2003
                                                 ------------   -----------
                                                       (in thousands)
Cash flows from operating activities:
  Net loss                                       $  (48,650)    $  (16,655)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Noncash interest expense                        1,591          1,423
      Depreciation and amortization of
        property, plant and equipment                15,592         18,879
      Amortization of restricted stock
        compensation                                    133            150
      Deferred income taxes                              --            235
      Writedown/disposal of assets                       79             52
      Other operating costs, net                      8,395         11,749
      Write-off of unamortized debt costs             2,802          1,325
      Changes in operating assets and liabilities:
        Accounts receivable                          (7,776)        17,156
        Inventories                                  11,435        (11,451)
        Prepaid expenses and other assets              (519)          (306)
        Accounts payable and accrued expenses        18,606           (803)
        Other liabilities                                15            387
                                                 ----------     ----------
          Net cash provided by operating
            activities                                1,703         22,141
                                                 ----------     ----------
Cash flows from investing activities:
  Capital expenditures                               (1,581)        (7,567)
  Proceeds from sale of assets                        1,416             --
                                                 ----------     ----------
          Net cash used by investing activities        (165)        (7,567)
                                                 ----------     ----------












                           See accompanying notes.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                 --------------------------
                                                    July 3,       June 28,
                                                     2004           2003
                                                 ------------   -----------
                                                       (in thousands)

Cash flows from financing activities:
  DIP credit facility-borrowings                    114,805             --
  DIP credit facility-payments                      (42,605)            --
  Revolving credit facility-borrowings              112,770         65,000
  Revolving credit facility-payments               (182,070)       (66,363)
  Payments of long-term debt                         (4,297)      (257,479)
  Proceeds from issuance of long-term debt               --        254,568
  Borrowings against cash surrender value of life
    insurance                                         2,263             --
  Debt issuance costs-DIP credit facility            (2,200)            --
  Debt issuance costs-revolving credit facility
    and term loan                                        --         (9,902)
  Proceeds from exercise of stock options                --              3
                                                 ----------     ----------
          Net cash used by financing activities      (1,334)       (14,173)
                                                 ----------     ----------
Net increase in cash and cash equivalents               204            401
Cash and cash equivalents at beginning of period      1,630          2,832
                                                 ----------     ----------
Cash and cash equivalents at end of period       $    1,834     $    3,233
                                                 ==========     ==========

















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

     On May 28, 2004, the Bankruptcy Court granted final approval for the Debtors to enter into a $145.0 million debtor-in-possession financing facility (the "DIP Facility") with Deutsche Bank Trust Company Americas as agent for a syndicate of financial institutions comprised of certain of the Company's pre-petition senior secured lenders. See Note 5 for a further discussion regarding the DIP Facility.

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

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court. While under bankruptcy protection, the Debtors have not paid and do not expect to pay the interest obligations on the 12 3/4% senior notes due 2009 unless ordered to do so by the Bankruptcy Court.

     As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process, unless such claims had been secured on a pre-petition basis. The Bankruptcy Court has approved the rejection of certain executory contracts and leases, and the Debtors are in the process of reviewing their remaining executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

     Since the petition date, the Debtors have conducted business in the ordinary course to the extent permitted by the Bankruptcy Code. The Debtors are in the process of evaluating their operations as part of the development of a plan of reorganization. The Debtors filed a Plan of Reorganization with the Bankruptcy Court on July 28, 2004 and are actively engaged in discussions with a number of potential providers of exit financing. The Debtors expect to seek the requisite acceptance of the plan by impaired creditors and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

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

     While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. In addition, the amounts reported on the condensed consolidated balance sheet could materially change because of various factors, including changes in business strategies and the effects of any proposed plan or reorganization. In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are not presently determinable. Under SOP 90-7, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings have been segregated and classified as liabilities subject to compromise on the condensed consolidated balance sheet. The principal categories of liabilities subject to compromise as of July 3, 2004 are as follows (in thousands):


     12 3/4% senior notes due 2009, net of unamortized
         discount and deferred financing costs              $ 145,198
     Other borrowings and capital lease obligations             6,579
     Accrued interest                                           9,643
     Accounts payable and other accrued expenses               21,609
     Nonqualified deferred compensation                        10,042
                                                            ---------
                                                            $ 193,071
                                                            =========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim. During the first six months of fiscal 2004, the Company recognized charges of $8,655,000 for reorganization items, including $5,258,000 for professional fees related to the Chapter 11 proceedings, $2,802,000 for the non-cash write-off of a portion of the deferred financing costs associated with the prepetition credit agreement (Note 5), and $595,000 related to employee retention incentives for services rendered through July 3, 2004.

     Assets of Dan River Inc.'s foreign subsidiaries, which are not included in the bankruptcy proceedings, totaled $6,130,000 as of July 3, 2004, or 1.5% of total assets included on the accompanying condensed consolidated balance sheet. Net sales of the foreign subsidiaries were $3,144,000, or 1.4% of consolidated net sales for the first six months of fiscal 2004.

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

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          Three Months Ended          Six Months Ended
                        -----------------------      --------------------
                         July 3,        June 28,      July 3,     June 28,
                           2004          2003         2004         2003
                        ---------      ---------    --------     ---------
                               (in thousands, except per share data)
Net loss:
   As reported          $ (27,193)     $ (19,405)    $(48,650)    $(16,655)
   Pro forma expenses
     Related to
     stock options            (68)          (135)        (128)        (273)
                        ---------      ---------    ---------     --------
   Pro forma            $ (27,261)     $ (19,540)    $(48,778)    $(16,928)
                        =========      =========    =========     ========
Per share:

  As reported--
    Basic and diluted       (1.22)     $   (0.88)   $  (2.19)     $  (0.76)

  Pro forma--
    Basic and diluted       (1.23)         (0.89)      (2.20)        (0.77)

4.  Inventories

    The components of inventory are as follows:

                                         July 3,             January 3,
                                           2004                 2004
                                       ------------         ------------
(in thousands)
         Finished goods                $ 44,418               $ 48,385
         Work in process                 81,296                 86,932
         Raw materials                    3,055                  5,131
         Supplies                         8,045                  7,800
                                       --------               --------
              Total Inventories        $136,814               $148,248
                                       ========               ========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Indebtedness

     Indebtedness is as follows (in thousands):

        Indebtedness not subject to compromise:

                                          July 3,            January 3,
                                           2004                 2004
                                       ----------           ------------
         Senior notes, net of
           unamortized discount        $     --               $149,847
         Borrowing base facility             --                 69,300
         Term loan                       31,639                 35,714
         DIP facility                    72,200                     --
         Other borrowings and
           capital lease obligations      3,004                  9,828
                                       --------               --------
                                        106,843                264,689
         Less amount reported
           as long-term debt currently
           due                          106,843                259,096
                                       --------               --------
         Total long-term debt          $     --               $  5,593
                                       --------               --------


         Indebtedness subject to compromise:

                                         July 3,
                                          2004
                                       ---------
         Senior notes, net of
           unamortized discount and
           deferred finance costs      $145,198
         Other borrowings and
           capital lease obligations      6,579
                                       --------
                                       $151,777
                                       ========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     As discussed in Note 1 above, on May 28, 2004, the Bankruptcy Court approved the $145 million DIP Facility. On May 27, 2004, the Debtors entered into an amendment which, among other things, revised the Minimum Operating EBITDA which they were required to maintain during the term of the DIP Facility and revised the cash budget which they were required to meet. On July 20, 2004, the Debtors entered into a second amendment to the DIP Facility which, among other things, required that revolving loans under the DIP Facility could not exceed $73 million during the period from July 20, 2004 through July 31, 2004. On July 31, 2004, the Debtors entered into a third amendment to the DIP Facility which, among other things, provided that during the period from July 31, 2004 through August 21, 2004, revolving loans under the DIP Facility could not exceed $75 million. On August 18, 2004, the Debtors entered into a fourth amendment to the DIP Facility. The fourth amendment waives until November 6, 2004 a default of the financial covenant pertaining to minimum operating EBITDA for the fiscal month ended July 3, 2004, and establishes new monthly operating EBITDA covenants through the fiscal month ending October 2, 2004. The amendment also provides that commencing on the date of the amendment and ending on November 6, 2004, outstanding Revolving Loans cannot exceed $75 million and the aggregate amount of Letter of Credit Obligations and Revolving Loans together cannot exceed $82 million. In addition to certain business plans and other information and analyses that the Debtors must deliver to the Agent on or before September 15, 2004, the Debtors must provide a commitment letter for exit financing which is acceptable to the Agent and the Majority Lenders no later than September 30, 2004. Finally, the amendment increases interest rates by 100 basis points on all loans outstanding under the DIP Facility during the period from the date of the amendment until November 6, 2004. The amendment requires that Bankruptcy Court approval of the Amendment be obtained no later than August 31, 2004.

     The Debtors' access to financing necessary for their operations is presently limited to borrowings under the DIP Facility. If in the future they were unable to maintain compliance with the covenants contained in the DIP Facility, as amended, there can be no assurance that they would be able to reach agreement with the lenders concerning further amendments or waivers. If the Company did not have access to the DIP Facility for its working capital there can be no assurance that the Bankruptcy Court would permit access to cash collateral, or that cash available would be sufficient to continue the Debtor's operations in the ordinary course of business.

     The DIP financing order authorized the Debtors to grant first priority mortgages, security interests, liens, and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Facility.

     Pursuant to the Bankruptcy Court's final order on May 28, 2004, the Debtors repaid $34.3 million on the term loan which was outstanding at the Petition Date with proceeds from a $34.3 million term loan included in the DIP Facility. The remaining

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     prepetition revolving credit balance of $4.8 million was also repaid with proceeds of the DIP Facility.

     Amounts borrowed under the DIP Facility will bear interest, at the option of the Debtors, at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.50% (4.85% as of July 3, 2004), or the Alternate Base Rate plus 2.50% (6.75% as of July 3, 2004), for borrowings under the revolving credit, and at the rate LIBOR plus 3.75% (5.10% as of August 12, 2004), or the Alternate Base Rate plus 2.75% (7.00% as of August 12, 2004), for borrowings under the Term Loan. In addition, there is a fee of 0.50% on the unused commitment and a fee of 3.50% on letters of credit outstanding. The DIP Facility is secured by substantially all of the Debtors' assets. The DIP Facility contains financial covenants requiring the Debtors to maintain minimum levels of earnings before certain corporate items, interest, taxes, depreciation, and amortization ("Operating EBITDA"), as defined. In addition, the DIP Facility imposes restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash. The DIP Facility also requires that proceeds from sales of certain assets be used to repay specified borrowings and permanently reduce the commitment amount under the facility. Availability under the revolving credit of the DIP Facility is based upon a borrowing base determined by reference to eligible accounts receivable and inventory, as defined. At July 3, 2004, there was $72.2 million outstanding in borrowings under the revolving credit facility at an average interest rate of 5.03%, and $5.0 million in letters of credit. Also at August 12, 2004, a total of $31.6 million was outstanding under the term loan, at an average interest rate of 5.02%. The DIP Facility requires strict adherence with a weekly cash flow budget.

     In connection with the finalization of the DIP Facility, and in accordance with Emerging Issues Task Force Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrange-ments," the Company wrote off $2,802,000 of unamortized deferred financing costs related to the prepetition borrowing base facility. The write-off, which represented the portion of unamortized costs associated with the decrease in borrowing capacity resulting from the refinancing of the borrowing base facility into the DIP Facility, was included under "Reorganization items" on the Condensed Consolidated Statement of Operations.

6.   Other Operating Costs, Net

     Other operating costs, net for the three and six months ended July 3, 2004 totaled $8,395,000 and consisted of pre-tax charges of $3,903,000 relating to the closure of the Company's manufacturing operations in Mexico; $2,590,000 resulting from an adjustment to the carrying value of assets held for sale; and $1,902,000 for severance and benefits associated with staff reductions and shift eliminations.

PAGE>    16


                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In the second quarter of fiscal 2004, the Company decided to close its garment manufacturing operations in Mexico because of the continuing losses generated by these operations. In connection with the closure, a $3,903,000 pre-tax charge was recorded, consisting of a $3,385,000 non-cash writedown of fixed assets and $518,000 for severance and benefits associated with the termination of approximately 350 employees. The shutdown of the operations and payment of severance and benefits is expected to be substantially completed in the third quarter of fiscal 2004.

     The $2,590,000 adjustment to the carrying value of assets held for sale recorded in the second quarter of fiscal 2004 represents a reduction in the Company's estimate of proceeds that will be realized from the future sale of the its plants in Greenville, South Carolina, Fort Valley, Georgia, and Juliette, Georgia, which were closed in fiscal 2003. The reduction in estimated proceeds is based on the market conditions which currently exist for textile facilities.

     On June 22, 2004, in order to reduce overhead, the Company commenced a reduction in force that resulted in the termination of approximately 320 employees through staff reductions and shift eliminations. The estimated cost of severance and benefits associated with these termina-tions is $1,902,0000, most of which is expected to be paid by the end of fiscal 2004.

     Other operating costs, net for the first six months of fiscal 2003 consisted of a $12,189,000 pre-tax charge relating to the closure of two manufacturing facilities, recorded in the second quarter, and a $440,000 gain from the sale of surplus equipment, recorded in the first quarter.

     On June 11, 2003 the Company announced that it would be closing a home fashions weaving facility located in Greenville, South Carolina and a comforter sewing plant in Fort Valley, Georgia, in order to rationalize capacity in its home fashions business. In connection with the closings, a $12,189,000 pre-tax charge was recorded in the second quarter of fiscal 2003, consisting of a $10,238,000 non-cash writedown of fixed assets, and $1,951,000 of other exit costs, primarily severance and benefits associated with the termination of 630 employees. The shutdown of the plants was substantially completed in the third quarter of fiscal 2003, and substantially all severance and exit costs were paid prior to the end of the first quarter of fiscal 2004.

     Following is a summary of the reserve account activity relating to exit costs for the first six months of fiscal 2004 (in thousands):

          Balance at January 3, 2004              $2,283
          Expenses accrued                         2,420
          Expenditures                              (888)
                                                  ------
          Balance at July 3, 2004                 $3,815
                                                  ======

PAGE>    17


                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.  Income Taxes

     No income tax benefits were recorded against the pre-tax losses for the three and six months ended July 3, 2004, as potential future tax benefits associated with the losses for these periods were fully offset by increases to the valuation allowance against deferred tax assets. Additions to the valuation allowance were $10,300,000 and $18,500,000, respectively, for the three and six months ended July 3, 2004. In the second quarter of fiscal 2003 the Company recorded a $6,460,000 valuation allowance against deferred tax assets, effectively eliminating the tax benefit for losses incurred in the first six months of fiscal 2003. As of June 28, 2003, and as of the end of each fiscal period thereafter, the Company's net deferred tax assets have been fully offset by the valuation allowance. The valuation allowance is necessary because, in light of the Company's recent history of operating losses and other available evidence, management does not believe that it is more likely than not that the tax benefits associated with the deferred tax assets, to the extent they exceed the deferred tax liabilities, will be realized.

8.   Pension Plans

     The Company sponsors qualified noncontributory defined benefit pension plans that cover the majority of its full-time employees. In fiscal 2001 the Company adopted nonqualified supplemental retirement plans covering certain key management employees. These supplemental plans are unfunded and provide participants with retirement benefits in excess of qualified plan limitations. The Company has suspended benefit accruals under the supplemental plans pending the results of the bankruptcy proceedings.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Net periodic benefit cost included the following components:


                         Three Months Ended        Six Months Ended
                        --------------------     -------------------
                         July 3,  June 28,        July 3,   June 28,
                           2004     2003           2004       2003
                        --------- ---------      --------   --------
                                             (in thousands)

Qualified pension plans:
  Service cost          $     770 $     965      $   1,723  $   1,929
  Interest cost             1,097     1,030          2,179      2,058
  Expected return on
    assets                   (931)     (719)        (1,882)    (1,436)
  Prior service cost
    amortization                2         2              4          3
  Actuarial loss              433       508            809      1,016
                         ---------  --------      --------  ---------
  Net periodic benefit
    cost                 $   1,371 $  1,786      $   2,833  $   3,570
                         ========= ========      =========  =========

Supplemental pension plans:
  Service cost          $      --  $     80      $      52  $     161
  Interest cost                --        80             81        159
  Prior service cost
    amortization               --        56             57        111
  Actuarial loss               --        --             --          1
                         ---------  --------      --------  ---------
  Net periodic benefit
    cost                 $      -- $     216      $    190  $     432
                         ========= =========      ========  =========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The Company contributed $3,811,000 to its pension plans in the first six months of fiscal 2004 and estimates that it will contribute an additional $3,400,000 to the plans in the remainder of fiscal 2004.

9.  Shareholders' Equity

    Activity in Shareholders' Equity is as follows:


                                                  Accumu-
                                                  lated     Unearned
                               Addi-              Other     Compen-     Total
                               tional    Accumu-  Compre-   sation-     Share-
               Common Stock    Paid-in   lated    hensive   Restricted  holders'
             Class A  Class B  Capital   Deficit  Loss      Stock       Equity
             -------  ------- --------   -------- -------   --------    --------
                                    (in thousands)

Balance at
  January 3,
  2004       $   204  $   21  $ 210,090 $(119,340) $(11,197)$   (293)    $79,485

Comprehensive loss:
  Net loss        --      --         --   (48,650)       --       --     (48,650)
  Unrealized loss on
    securities    --      --         --        --        (7)      --          (7)
                                                                       ---------
  Comprehensive loss 				                               (48,657)
                                                                       ---------
Retirement of
  common stock    --      --        (33)       --        --       --         (33)
Restricted stock
  awards          --      --         90        --        --      (90)         --
Amortization of
  unearned
  compensation    --      --         --        --        --      133         133
Conversion of
  shares           5      (5)        --        --        --       --          --
             -------  ------  ---------   -------  --------  -------   ---------
Balance at
  July 3, 2004$   209  $   16  $ 210,147 $(167,990) $(11,204)$   (250)  $  30,928

              =======  ======  ========= ========= ========= ========   =========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                          Three Months Ended          Six Months Ended
                        -----------------------       ----------------
                         July 3,       June 28,       July 3,    June 28,
                          2004           2003          2004       2003
                        ---------      ---------      ------     --------
                            (in thousands, except per share data)

Numerator for basic
  and diluted loss
  per share-net loss    $ (27,193)     $ (19,405)     $(48,650)  $(16,655)
                        =========      =========      ========   ========

Denominator for basic
  and diluted loss
  per share-weighted
  average shares           22,228         22,028        22,181     21,969
                        =========      =========      ========   ========
Loss per share:

  Basic and diluted     $   (1.22)     $   (0.88)     $  (2.19) $   (0.76)
                        =========      =========      ========   ========

     The effect of potentially dilutive securities is computed using the treasury stock method. Because the Company reported a loss in each of the periods presented, all outstanding restricted stock and stock options were excluded from the computations of diluted loss per share, as their inclusion would have been antidilutive.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


11. Segment Information

    Summarized information by reportable segment is shown in the following tables:



                               Three Months Ended      Six Months Ended
                            -------------------------  -----------------
                              July 3,     June 28,     July 3,    June 28,
                               2004         2003        2004        2003
                            -----------  -----------   -------    --------
                                              (in thousands)
  Net sales:
     Home fashions          $  73,108    $   77,416    $ 159,667  $ 185,831
     Apparel fabrics           28,183        30,045       53,864     59,103
     Engineered products        8,735         8,887       17,537     18,786
                            ---------    ----------    ---------  ---------
     Consolidated net sales $ 110,026    $  116,348    $ 231,068  $ 263,720
                            =========    ==========    =========  =========

  Operating income (loss):
     Home fashions          $  (4,264)   $      788    $  (9,602) $  12,311
     Apparel fabrics           (3,307)         (514)      (8,247)    (1,149)
     Engineered products          (96)         (616)        (545)    (1,468)
     Corporate items not allocated to segments:
        Other operating
          costs, net           (8,395)      (12,189)      (8,395)   (11,749)
        Other                  (1,403)         (257)      (2,817)      (543)
                            ---------    ----------    ---------  ---------
     Consolidated operating
       loss                 $ (17,465)   $  (12,788)   $ (29,606) $  (2,598)
                            =========    ==========    =========  =========

12. Subsequent Events

     On July 21, 2004 the Company adopted amendments to freeze benefit accruals under its qualified defined benefit plans effective September 20, 2004.

     On August 11, 2004 the Company commenced the closure of its finishing and sheet sewing facility in Danville, Virginia and its warehouse in Portsmouth, Virginia. The closures are expected to be completed in the second half of fiscal 2004.

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

The Debtors filed a plan of reorganization in the Bankruptcy Court on July 28, 2004 and are actively engaged in discussions with a number of potential providers of exit financing. The Debtors expect to seek the requisite acceptance of the plan by creditors and third parties and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

As a result of the bankruptcy filing, our creditors were automatically stayed from taking certain enforcement actions under their respective agreements with us unless the stay is lifted by the Bankruptcy Court. In addition, the Debtors have entered into the DIP facility, which is more fully described below under "Liquidity and Capital Resources."

During the Chapter 11 process, we may with Bankruptcy Court approval sell assets and settle liabilities, including for amounts other than those reflected in our financial statements. As permitted under the Bankruptcy Code, we have rejected certain executory contracts and leases that are not necessary for the business going forward, and are in the process of reviewing our remaining executory contracts and unexpired leases to determine which, if any, we will reject. We cannot presently estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The administrative and reorganization expenses resulting from the Chapter 11 process will unfavorably affect our results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 process.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended July 3, 2004 and June 28, 2003

NET SALES

Net sales of home fashions products were $73.1 million for the second quarter of fiscal 2004, a decrease of $4.3 million or 5.6% from the second quarter of fiscal 2003. Net sales decreased across all channels of distribution except in the hospitality and healthcare sheeting area, where net sales increased by $5.1 million, reflecting improved hotel industry occupancy rates and a major new customer. Net sales to our largest customer, Kmart, were $4.4 million lower in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.

Net sales of apparel fabrics for the second quarter of fiscal 2004 were $28.2 million, down $1.9 million or 6.2% from the second quarter of fiscal 2003. The decrease was caused by lower sales of dress shirting fabrics ($1.9 million) and home sewing fabrics ($1.2 million), reflecting generally weak market conditions, and, in the case of home sewing fabrics, increased competition from directly sourced imported product. Partially offsetting these decreases were a $0.7 million increase in sales of sportswear fabrics, which was attributable to a new pant fabric program, and a $0.5 million increase in sales of career apparel fabrics.

Net sales of engineered products for the second quarter of fiscal 2004 were $8.7 million, approximately the same level as sales for the second quarter of fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $13.3 million for the second quarter of fiscal 2004 (12.1% of net sales), a decrease of $2.0 million or 12.9% from $15.3 million (13.1% of net sales) for the second quarter of fiscal 2003. Approximately one half of the decrease was from lower salary and benefit costs, which was generally attributable to the staff reductions that we announced in August 2003. Most of the remainder of the decrease was from lower home fashions design, marketing and selling expenses, reflecting reduced activity levels.

OPERATING INCOME

We had a consolidated operating loss of $17.5 million in the second quarter of fiscal 2004, compared to a $12.8 million operating loss for the second quarter of fiscal 2003.

    Segment Operating Income:

The home fashions segment had a $4.3 million operating loss for the second quarter of fiscal 2004, compared to $0.8 million in operating income for the second quarter of fiscal 2003. The lower profitability in the second quarter of fiscal 2004 reflects a $6.4 million reduction in gross profit, offset by a $1.3 million decrease in selling, general and administrative expenses. Gross margins decreased to 6.8% of net sales in the second quarter of fiscal 2004 from 14.6% in the second quarter of fiscal 2003, reflecting a less rich sales mix, including more promotional sales in the most recent quarter, generally higher manufacturing costs and under-absorption of overhead. The promotional sales are part of our strategy to reduce inventory levels for the balance of fiscal 2004.

The apparel fabrics segment had a $3.3 million operating loss for the second quarter of fiscal 2004, compared to a $0.5 million operating loss for the second quarter of fiscal 2003. The higher operating loss in the second quarter of fiscal 2004 reflects a $3.6 million decrease in gross profit, offset by a $0.8 decrease in selling, general and administrative expenses. The reduction in gross profit reflects the lower sales volume and a decrease in gross margins to 0.5% of net sales in the second quarter of fiscal 2004 from 12.3% in the second quarter of fiscal 2003. Generally higher manufac-turing costs and additions to inventory reserves for off-quality goods attributable to a new pant fabric program both contributed to the decrease in gross margins.

The engineered products segment had a $0.1 million operating loss in the second quarter of fiscal 2004, compared to a $0.6 million operating loss in the second fiscal quarter of 2003. The improvement in profitability for the second quarter of fiscal 2004 reflects better manufacturing performance, which resulted in the production of less off-quality goods, and lower depreciation expense, which is attributable to the reduced book value of fixed assets resulting from the impairment writedown recorded in the fourth quarter of fiscal 2003.

    Corporate Items:

Other Operating Costs, Net
--------------------------

Other operating costs, net for the second quarter of fiscal 2004 totaled $8.4 million, and consisted of pre-tax charges of $3.9 million relating to the closure of our manufacturing operations in Mexico; $2.6 million resulting from an adjustment to the carrying value of assets held for sale; and $1.9 million for severance and benefits associated with staff reductions and shift eliminations.

In the second quarter of fiscal 2004, we decided to close our garment manufacturing operations in Mexico because of the continuing losses generated by these operations. In connection with the closure, a $3.9 million pre-tax charge was recorded, consisting of a $3.4 million non-cash writedown of fixed assets and $0.5 million for severance and benefits associated with the termination of approximately 350 employees. The shutdown of the operations and payment of severance and benefits is expected to be substantially completed in the third quarter of fiscal 2004.

The $2.6 million adjustment to the carrying value of assets held for sale recorded in the second quarter of fiscal 2004 represents a reduction in our estimate of proceeds that will be realized from the future sale of the our plants in Greenville, South Carolina, Fort Valley, Georgia, and Juliette, Georgia, which were closed in fiscal 2003. The reduction in estimated proceeds is based on the market conditions which currently exist for textile facilities.

On June 22, 2004, in order to reduce overhead, the Company commenced a reduction in force that resulted in the termination of approximately 320 employees through staff reductions and shift eliminations. The estimated cost of severance and benefits associated with these terminations is $1.9 million, most of which is expected to be paid by the end of fiscal 2004.

Other operating costs, net for the second quarter of fiscal 2003 consisted of a $12.2 million pre-tax charge relating to the closure of two manufacturing facilities. On June 11, 2003 we announced that we would be closing a home fashions weaving facility located in Greenville, South Carolina and a comforter sewing plant in Fort Valley, Georgia, in order to rationalize capacity in our home fashions business. In connection with the closings, a $12.2 million pre-tax charge was recorded, consisting of a $10.2 million non-cash writedown of fixed assets, and $2.0 million of other exit costs, primarily severance and benefits associated with the termination of 630 employees. The shutdown of the plants was substantially completed in the third quarter of fiscal 2003, and substantially all severance and exit costs were paid prior to the end of the first quarter of fiscal 2004.

Other Corporate Items
---------------------

Other corporate items not allocated to segments totaled $1.4 million (expense) for the second quarter of fiscal 2004, and consisted of a

$0.7 million writedown of inventories in connection with the closure of our Mexican operations (discussed above) and $0.7 million of idle facility costs and other expenses.

Other corporate expense items not allocated to segments totaled $0.3 million for the second quarter of fiscal 2003 and consisted of idle facility costs and other expenses.

OTHER EXPENSE, NET

Other expense, net was $0.1 million for the second quarter of fiscal 2004, compared to $0.3 million for the second quarter of fiscal 2003. The amount for the second quarter of fiscal 2003 includes a $1.3 million expense for the write-off of unamortized costs associated with debt retired in connection with our refinancing completed in April 2003, offset in part by a $0.6 million gain on a life insurance policy, interest income of $0.2 million, and various other income items totaling $0.2 million. No individually significant items were included under "Other expense, net" for the second quarter of fiscal 2004.

INTEREST EXPENSE

For periods subsequent to our Chapter 11 filing, interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is probable that it will be an allowed claim. Interest expense was $2.7 million for the second quarter of fiscal 2004, compared to $8.1 million for the second quarter of fiscal 2003. The decrease was mainly attributable to the effects of the Chapter 11 filings. Total contractual interest for the second quarter of fiscal 2004, including interest that was not reported because it did not meet the criteria described above, was $8.4 million.

REORGANIZATION ITEMS

During the second quarter of fiscal 2004, we recognized charges of $6.9 million for reorganization items, including $3.5 million for professional fees related to the Chapter 11 proceedings, $2.8 million for the non-cash write-off of a portion of the deferred financing costs associated with the prepetition credit agreement which was refinanced under the DIP facility, and $0.6 million related to employee retention incentives for service rendered through July 3, 2004.

INCOME TAX PROVISION

No income tax benefits were recorded against the pre-tax loss for the second quarter of fiscal 2004. Potential future tax benefits associated with the pre-tax loss were fully offset by a $10.3 million increase to the valuation allowance against deferred tax assets. In the second quarter of fiscal 2003 we recorded a $6.5 million valuation allowance against deferred tax assets, effectively eliminating the tax benefit for losses incurred in the first six months of fiscal 2003. As of June 28, 2003, and as of the end of each fiscal period thereafter, our net deferred tax assets have been fully offset by the valuation allowance. The valuation allowance is necessary because, in light of the our recent history of operating losses and other available evidence, management does not believe that it is more likely than not that the tax benefits associated with the deferred tax assets, to the extent they exceed the deferred tax liabilities, will be realized.

SUBSEQUENT EVENTS

On July 21, 2004 we adopted amendments to freeze benefit accruals under our qualified defined benefit plans effective September 20, 2004.

On August 11, 2004 we commenced the closure of our finishing and sheet sewing facility in Danville, Virginia and our warehouse in Portsmouth, Virginia. We expect that the closures will be completed in the second half of fiscal 2004.

    Comparison of Six Months Ended July 3, 2004 and June 28, 2003

NET SALES

Net sales for the first six months of fiscal 2004 were $231.1 million, a decrease of $32.7 million or 12.4% from the first six months of fiscal 2003.

Net sales of home fashions products were $159.7 million for the first six months of fiscal 2004, a decrease of $26.2 million or 14.1% from the first six months of fiscal 2003. Net sales decreased across all channels of distribution except in the hospitality and healthcare sheeting area, where net sales increased by $9.5 million, reflecting improved hotel industry occupancy rates and a major new customer. Net sales to our largest customer, Kmart, were $17.3 million lower in the first six months of fiscal 2004 compared to the first six months of fiscal 2003.

Net sales of apparel fabrics for the first six months of fiscal 2004 were $53.9 million, a decrease of $5.2 million or 8.9% from the first six months of fiscal 2003. The decrease reflects lower sales of dress shirting fabrics ($3.2 million) and home sewing fabrics ($1.0 million), reflecting generally weak market conditions, and, in the case of home sewing fabrics, increased competition from directly sourced imported product. In addition, sales of career apparel fabrics decreased by $1.1 million in the first six months of fiscal 2004, which we believe is attributable to our customers' attempts to work off excess inventory. Sales of our other products lines decreased by $0.5 million. Partially offsetting these decreases was a $0.6 million increase in sales of sportswear fabrics, which was attributable to a new pant fabric program.

Net sales of engineered products were $17.5 million for the first six months of fiscal 2004, a decrease of $1.2 million or 6.6% from the first six months of fiscal 2003. The decrease was caused by lower unit sales of industrial yarns, reflecting soft demand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $30.0 million for the first six months of fiscal 2004 (13.0% of net sales), a decrease of $3.2 million from $33.3 million (12.6% of net sales) for the first six months of fiscal 2003. Approximately one half of the decrease was from lower salary and benefit costs, which was generally attributable to the staff reductions that we announced in August 2003. Most of the remainder of the decrease was from lower home fashions design, marketing and selling expenses, reflecting reduced activity levels.

OPERATING INCOME

We had a consolidated operating loss of $29.6 million in the first six months of fiscal 2004, compared to a $2.6 million operating loss for the first six months of fiscal 2003.

    Segment Operating Income:

The home fashions segment had an operating loss of $9.6 million for the first six months of fiscal 2004, compared to operating income of $12.3 million for the first six months of fiscal 2003. The lower profitability in the first six months of fiscal 2004 reflects a $24.8 million reduction in gross profit, offset by a $2.9 million decrease in selling, general and administrative expenses. The reduction in gross profit reflects the lower sales volume and a decrease in gross margins to 6.8% of net sales in the first six months of fiscal 2004 from 19.2% in the first six months of fiscal 2003. A less profitable product/mix assortment, generally higher manufacturing costs, under-absorption of overhead and an increase to inventory reserves all contributed to the decrease in gross margins. The increase to inventory reserves is attributable to an overall review of our licensed product inventory as of result of our Chapter 11 filing, and to our plans to quickly dispose of slow moving inventory due to the consolidation of warehouse space.

The apparel fabrics segment had an $8.2 million operating loss for the first six months of fiscal 2004, compared to a $1.1 million operating loss for the first six months of fiscal 2003. The higher operating loss in the first six months of fiscal 2004 reflects a $8.2 million decrease in gross profit, offset by a $1.1 decrease in selling, general and administrative expenses. The reduction in gross profit reflects the lower sales volume and a decrease in gross margins from 12.7% of net sales in the first six months of fiscal 2003 to negative 1.4% in the first six months of fiscal 2004. Generally higher manufacturing costs and additions to inventory reserves for off-quality goods attributable to a new pant fabric program both contributed to the decrease in gross margins.

The engineered products segment had a $0.5 million operating loss for the first six months of fiscal 2004, compared to a $1.5 million operating loss for the first six months of fiscal 2003. The improvement in profitability for the first six months of fiscal 2004 reflects better manufacturing performance, which resulted in the production of less off-quality goods, and lower depreciation expense, which is attributable to the reduced book value of fixed assets resulting from the impairment writedown recorded in the fourth quarter of fiscal 2003.


    Corporate Items:

Other Operating Costs, Net
--------------------------

Other operating costs, net for the first six months of fiscal 2004, discussed above, totaled $8.4 million, and consisted of pre-tax charges of $3.9 million relating to the closure of our manufacturing operations in Mexico; $2.6 million resulting from an adjustment to the carrying value of assets held for sale; and $1.9 million for severance and benefits associated with staff reductions and shift eliminations.

Other operating costs, net for the first six months of fiscal 2003 consisted of a $12.2 million pre-tax charge relating to the closure of two manufacturing facilities, discussed above, and a $0.4 million gain from the sale of surplus equipment.

Other Corporate Items
---------------------

Other corporate items not allocated to segments totaled $2.8 million (expense) for the first six months of fiscal 2004, compared to $0.5 million (expense) for the first six months of fiscal 2003. The fiscal 2004 amount includes $1.0 million of idle facility costs, a $0.7 million writedown of inventories in connection with the closure of our Mexican operations (discussed above), $0.7 million for professional fees for debt-related matters, and $0.4 million of other expenses not directly related to segment business.

Other corporate expense items not allocated to segments totaled $0.5 million for the second quarter of fiscal 2003 and consisted of idle facility costs and other expenses.

OTHER EXPENSE, NET

Other expense, net was $0.3 million for the first six months of fiscal 2004, compared to $0.2 million for the first six months of fiscal 2003. The fiscal 2003 amount includes a $1.3 million expense for the write-off of unamortized costs associated with debt retired in connection with our refinancing completed in April 2003, offset in part by a $0.6 million gain on a life insurance policy, interest income of $0.2 million, and various other income items totaling $0.3 million. No individually significant items were included under "Other expense, net" for the first six months of fiscal 2004.

INTEREST EXPENSE

For periods subsequent to our Chapter 11 filing, interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is probable that it will be an allowed claim. Interest expense was $10.1 million for the first six months of fiscal 2004, compared to $13.6 million for the first six months of fiscal 2003. The decrease was mainly attributable to the effects of the Chapter 11 filings. Total contractual interest for the first six months of fiscal 2004, including interest that was not reported because it did not meet the criteria described above, was $15.9 million. Contractual interest for first six months of fiscal 2004 was higher than interest expense reported for the first six months of fiscal 2003 principally because of higher average effective interest rates.

INCOME TAX PROVISION

No income tax benefits were recorded against the pre-tax loss for the first six months of fiscal 2004. Potential future tax benefits associated with the pre-tax loss were fully offset by a $18.5 million increase to the valuation allowance against deferred tax assets. In the second quarter of fiscal 2003 we recorded a $6.5 million valuation allowance against deferred tax assets, effectively eliminating the tax benefit for losses incurred in the first six months of fiscal 2003. As of June 28, 2003, and as of the end of each fiscal period thereafter, our net deferred tax assets have been fully offset by the valuation allowance. The valuation allowance is necessary because, in light of the our recent history of operating losses, and other available evidence, management does not believe that it is more likely than not that the tax benefits associated with the deferred tax assets, to the extent they exceed the deferred tax liabilities, will be realized.

LIQUIDITY AND CAPITAL RESOURCES

General

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

Net cash generated by operating activities in the six months ended July 3, 2004 was $1.7 million. The net loss, adjusted for noncash expense items, net, used $20.1 million of cash. This was offset by a $21.7 million source of cash from changes in operating assets and liabilities, comprised of a $22.3 million source from operating working capital (accounts receivable - $7.8 million use, inventories - $11.4 million source, and accounts payable and accrued expenses - $18.6 million source) and a $0.5 million use of cash for prepaid expenses and other assets and other liabilities.

In the first six months of fiscal 2003, net cash generated from operating activities was $22.1 million. The net loss for that period, adjusted for noncash expense items, net, generated $17.2 million of cash. Additionally, changes in operating assets and liabilities generated $5.0 million of cash, comprised of a $4.9 million source of cash from operating working capital (accounts receivable - $17.2 million source, inventories - $11.5 million use, and accounts payable and accrued expenses - $0.8 million use) and a $0.1 million use of cash for prepaid expenses and other assets and other liabilities.

DIP Financing Facility

On April 1, 2004, the Bankruptcy Court approved a $145 million DIP Facility on an interim basis. The DIP Facility authorized us to grant first priority mortgages, security interests, liens, and superpriority claims on substantially all of the assets of the Debtors to secure the DIP Facility.
On May 27, 2004, we entered into an amendment which, among other things, revised the Minimum Operating EBITDA which we were required to maintain during the term of the DIP Facility and revised the cash budget which we were required to meet. A final order with respect to the DIP Facility was entered on May 28, 2004.

On July 20, 2004, we entered into a second amendment to the DIP Facility, which among other things, required that revolving loans under the DIP Facility could not exceed $73 million during the period from July 20, 2004 through July 31, 2004. On July 31, 2004, we entered into a third amendment to the DIP Facility which, among other things, provided that during the period from July 31, 2004 through August 21, 2004, revolving loans under the DIP Facility could not exceed $75 million. On August 18, 2004, we entered into a fourth amendment to the DIP Facility. The fourth amendment waives until November 6, 2004 a default of the financial covenant pertaining to minimum operating EBITDA for the fiscal month ended July 3, 2004, and establishes new monthly operating EBITDA covenants through the fiscal month ending October 2, 2004. The amendment also provides that commencing on the date of the amendment and ending on November 6, 2004, outstanding Revolving Loans cannot exceed $75 million and the aggregate amount of Letter of Credit Obligations and Revolving Loans together cannot exceed
$82 million. In addition to certain business plans and other information and analyses that we must deliver to the Agent on or before September 15, 2004, we must provide a commitment letter for exit financing which is acceptable to the Agent and the Majority Lenders no later than September 30, 2004. Finally, the amendment increases interest rates by 100 basis points on all loans outstanding under the DIP Facility during the period from the date of the amendment until November 6, 2004.
The amendment requires that Bankruptcy Court approval of the amendment be obtained no later than August 31, 2004.

Our access to financing necessary for our operations is presently limited to borrowings under the DIP Facility. If in the future we were unable to maintain compliance with the covenants contained in the DIP Facility, as amended, there can be no assurance that we would be able to reach agreement with the lenders concerning further amendments or waivers. If we did not have access to the DIP Facility for our working capital there can be no assurance that the Bankruptcy Court would permit access to our cash collateral, or that cash available would be sufficient to continue our operations in the ordinary course of business.

Pursuant to the final order on May 28, 2004 we repaid $34.3 million on the term loan which was outstanding at the Petition Date with proceeds from a $34.3 million term loan included in the DIP Facility. Availability under the DIP Facility is established by a borrowing base determined by reference to eligible accounts receivable and inventory, as defined.
At August 12, 2004, there was $69.6 million outstanding in borrowings under the revolving credit facility at an average interest rate of 5.20%, and $6.5 million in letters of credit.

Amounts borrowed under the DIP Facility will bear interest at our option at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.50% (5.08% as of August 12, 2004), or the Alternate Base Rate plus 2.50% (7.00% as of August 12, 2004), for borrowings under the revolving credit facility, and at the rate LIBOR plus 3.75% (5.33% as of August 12, 2004), or the Alternate Base Rate plus 2.75% (7.25% as of August 12, 2004), for borrowings under the Term Loan. The remaining prepetition revolving credit balance of $4.8 million was also repaid with proceeds of the DIP Facility. In addition, there is a fee of 0.50% on the unused commitment and a fee of 3.50% on letters of credit outstanding.

The DIP Facility contains financial covenants requiring us to maintain minimum levels of earnings before certain corporate items, interest, taxes, depreciation, and amortization ("Operating EBITDA"), as defined. In addition, the DIP Facility imposes restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale or of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash. The DIP Facility also requires that proceeds from sales of certain assets be used to repay specified borrowings and permanently reduce the commitment amount under the facility. Availability under the revolving credit of the DIP Facility is based upon a borrowing base determined by reference to eligible accounts receivable and inventory, as defined. The DIP Facility requires strict adherence with a weekly cash flow budget.

Investing Activities

During the first six months of fiscal 2004, we purchased $1.6 million in equipment and manufacturing improvements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the disclosure contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon, and as of the date of, that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the company's internal control over financial reporting that occurred during our last fiscal quarter that has materially effected, or is reasonably likely to materially effect, our internal control over financed reporting. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

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

   Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, continued availability of the DIP Facility, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the factors set forth in Exhibit 99.1, "Cautionary Statements relating to Forward Looking Statements," filed with our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, and the following:

.. 	general economic and political conditions and the cyclicality of the
	textile industry;

..	developing, securing approval of, and implementing a successful plan
	of reorganization in the Chapter 11 process;

..	competitive conditions in the textile industry;

..	our ability to operate our business under the restrictions imposed by
	the Chapter 11 process and in compliance with the limitations in the DIP Facility;

..	our ability to implement manufacturing cost reductions, efficiencies and
	other improvements;

..	fluctuations in the supply of raw materials or shortages of the supply
	of raw materials;

..	our ability to maintain or acquire licenses;

..	our ability to fund our capital expenditure requirements needed to
	maintain our competitive position;

..	the effect of U.S. governmental policies regarding imports on our
	competitiveness;

..	our compliance with environmental, health and safety laws and
	regulations;

..	changes in our relationship with our large customers, including the
	ability to maintain relationships with these customers, licensors and
	other	constituencies, in light of the Chapter 11 process;

..	business-related difficulties of our customers;

..	our dependence on outside production sources;

..	our ability to compete with foreign imports;

..	the significant time that will be required by management to structure
	and implement a plan of reorganization;

..	our reliance on key management personnel, including the effects of the
	Chapter 11 process on our ability to attract and retain key management personnel; and

..	our relationship with the union representing some of our employees.

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

          (b)  Reports on Form 8-K.

               (i) On May 28, 2004, we filed a Current Report on Form 8-K under Item 5 concerning an amendment to our Post-Petition Credit Agreement dated April 1, 2004.

               (ii)  On June 8, 2004, we filed a Current
               Report on Form 8-K under Item 5 concerning our Monthly Operating Report for the month of April 2004 as filed with the U.S. Bankruptcy Court for the Northern District of Georgia.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DAN RIVER INC.

Date:   August 23, 2004       /s/ Barry F. Shea
                              -----------------------------------
                              Barry F. Shea
                              Executive Vice President-Chief
                              Financial Officer
                              (Duly Authorized Officer and
                              Principal Financial Officer)


                               EXHIBIT INDEX
                               -------------


Exhibit No.         Description of Exhibit
-----------         ----------------------
2.1            Joint Plan of Reorganization of Dan River Inc., The Bibb
               Company LLC, Dan River International Ltd. and Dan River
               Factory Stores, Inc. (incorporated by reference to Exhibit
               99.1 in Current Report on Form 8-K filed August 2, 2004 (File
               No. 1-13421))

2.2            Disclosure Statement for Joint Plan of Reorganization Filed by
               Dan River Inc., The Bibb Company LLC, Dan River International
               Ltd. and Dan River Factory Stores, Inc. (incorporated by
               Reference to Exhibit 99.2 in Current Report on Form 8-K filed
               August 2, 2004 (File No. 1-13421))

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

3.2            Bylaws of Dan River Inc.(incorporated by reference to
               Exhibit 3.2 in Amendment No. 1 to Registration Statement on
               Form S-1 (File No. 333-36479))

10.1*          Second Amendment dated as of July 20, 2004 to Post-Petition
               Credit Agreement dated April 1, 2004 between Dan River Inc.
               and Deutsche Bank Trust Company Americas

10.2*          Third Amendment dated as of July 31, 2004 to Post-Petition
               Credit Agreement dated April 1, 2004 between Dan River Inc.
               and Deutsche Bank Trust Company Americas

10.3*          Fourth Amendment dated as of August 18, 2004 to Post-Petition
               Credit Agreement dated April 1, 2004 between Dan River Inc.
               and Deutsche Bank Trust Company Americas

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



Exhibit No.         Description of Exhibit
-----------         ----------------------

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
