Form 10-Q
period 2004-10-02
DAN RIVER INC /GA/
filed 2004-11-22
CIK 914384

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

          For the quarterly period ended October 2, 2004
                                     OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 2, 2004, the registrant had 21,068,060 and 1,431,011 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       PART I - FINANCIAL INFORMATION




Item 1.   Financial Statements.




                            See Following Pages.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  October 2,    January 3,
                                                     2004          2004
                                                 ------------   ------------
                                                 (in thousands, except share
                                                       and per share data)
                                   ASSETS
Current assets:
  Cash and cash equivalents                      $      3,223   $     1,630
  Accounts receivable, net                             55,239        50,111
  Inventories                                         129,475       148,248
  Assets held for sale                                  6,964         9,796
  Prepaid expenses and other current assets             8,045         8,417
  Deferred income taxes                                 5,162         8,993
                                                 ------------   -----------
    Total current assets                              208,108       227,195

Property, plant and equipment                         404,957       443,230
  Less accumulated depreciation and amortization     (251,999)     (256,139)
                                                 ------------   -----------
    Net property, plant and equipment                 152,958       187,091

Other assets                                            7,632        18,180
                                                 ------------   -----------
                                                 $    368,698   $   432,466
                                                 ============   ===========


                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  October 2,    January 3,
                                                     2004          2004
                                                 ------------   ------------
                                                 (in thousands, except share
                                                       and per share data)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Long-term debt currently due                   $    100,358   $   259,096
  Accounts payable                                     11,177        15,804
  Accrued compensation and related benefits            18,400        20,101
  Other accrued expenses                               11,000        11,381
                                                 ------------   -----------
    Total current liabilities                         140,935       306,382

Other liabilities:

  Long-term debt                                           --         5,593
  Deferred income taxes                                 5,162         8,993
  Other liabilities                                    22,383        32,013
                                                 ------------   -----------
Total liabilities not subject to compromise           168,480       352,981
Liabilities subject to compromise                     193,290            --

Shareholders' equity:

  Preferred stock, $.01 par value; authorized
    50,000,000 shares; no shares issued                    --            --
  Common stock, Class A, $.01 par value;
    authorized 175,000,000 shares; issued
    and outstanding 21,068,060 shares
    (20,418,504 shares at January 3, 2004)                211           204
  Common stock, Class B, $.01 par value;
    authorized 35,000,000 shares; issued
    and outstanding 1,431,011 shares
    (2,062,070 shares at January 3, 2004)                  14            21
  Common stock, Class C, $.01 par value;
    authorized 5,000,000 shares; no shares
    outstanding                                            --            --
  Additional paid-in capital                          210,147       210,090
  Accumulated deficit                                (192,009)     (119,340)
  Accumulated other comprehensive loss                (11,226)      (11,197)
  Unearned compensation--restricted stock                (209)         (293)
                                                 ------------   -----------
    Total shareholders' equity                          6,928        79,485
                                                 ------------   -----------
                                                 $    368,698   $   432,466
                                                 ============   ===========

                          See accompanying notes.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three Months Ended        Nine Months Ended
                         -----------------------     --------------------
                         October 2,    Sept. 27,    October 2,   Sept. 27,
                           2004         2003          2004         2003
                         ---------    ---------     --------     --------
                                (in thousands, except per share data)
Net sales                $ 105,202    $ 103,728     $ 336,270    $ 367,448

Cost of sales              102,331       94,936       324,589      316,250
                         ---------    ---------     ---------    ---------
Gross profit                 2,871        8,792        11,681       51,198
Selling, general
    and administra-
    tive expenses           12,992       13,840        43,014       47,095
Impairment of goodwill          --       91,701            --       91,701
Other operating
    costs, net               7,943          800        16,338       12,549
                         ---------    ---------     ---------    ---------

Operating loss             (18,064)     (97,549)      (47,671)    (100,147)
Other income, net              804        1,144           493          949
Interest expense
  (contractual interest
  of $8,319 and $24,268
  for the three and nine
  months ended October 2,
  2004, respectively)       (2,765)      (7,130)      (12,843)     (20,757)
                         ---------    ---------     ---------    ---------
Loss before
  reorganization
  items and income taxes   (20,025)    (103,535)      (60,021)    (119,955)

Reorganization items        (3,994)          --       (12,648)          --
                         ---------    ---------     ---------    ---------
Loss before income taxes   (24,019)    (103,535)      (72,669)    (119,955)

Income tax provision            --           --            --          235
                         ---------    ---------     ---------    ---------
Net loss                 $ (24,019)   $(103,535)    $ (72,669)   $(120,190)
                         =========    =========     =========    =========

Loss per share:
  Basic and diluted      $   (1.08)   $   (4.70)    $   (3.27)   $   (5.47)
                         =========    =========     =========    =========



                          See accompanying notes.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

<caption>                                              Nine Months Ended
                                                 --------------------------
                                                  October 2,      Sept. 27,
                                                     2004           2003
                                                 ------------   -----------
                                                       (in thousands)
Cash flows from operating activities:
  Net loss                                       $  (72,669)    $ (120,190)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Noncash interest expense                        2,530          2,041
      Depreciation and amortization of
        property, plant and equipment                23,005         27,674
      Amortization of restricted stock
        compensation                                    174            241
      Deferred income taxes                              --            235
      Writedown/disposal of assets                       85            102
      Other operating costs, net                     16,338         12,549
      Write-off of unamortized debt costs             2,802          1,299
      Goodwill impairment                                --         91,701
      Changes in operating assets and liabilities:
        Accounts receivable                          (5,128)        20,325
        Inventories                                  18,464         (8,338)
        Prepaid expenses and other assets               822         (2,182)
        Accounts payable and accrued expenses        21,391         (7,596)
        Other liabilities                                (5)           456
                                                 ----------     ----------
          Net cash provided by operating
            activities                                7,809         18,317
                                                 ----------     ----------
Cash flows from investing activities:
  Capital expenditures                               (1,887)        (9,856)
  Proceeds from sale of assets                        3,490             48
                                                 ----------     ----------
          Net cash provided (used)by
            investing activities                      1,603         (9,808)
                                                 ----------     ----------










                           See accompanying notes.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                 --------------------------
                                                  October 2,      Sept. 27,
                                                     2004           2003
                                                 ------------   -----------
                                                       (in thousands)

Cash flows from financing activities:
  DIP credit facility-borrowings                    222,760             --
  DIP credit facility-payments                     (153,282)            --
  Revolving credit facility-borrowings              112,770         92,000
  Revolving credit facility-payments               (182,070)       (86,372)
  Payments of long-term debt                         (8,060)      (259,186)
  Proceeds from issuance of long-term debt               --        254,568
  Borrowings against cash surrender value of life
    insurance                                         2,263             --
  Debt issuance costs-DIP credit facility            (2,200)            --
  Debt issuance costs-revolving credit facility
    and term loan                                        --        (10,207)
  Proceeds from exercise of stock options                --              3
                                                 ----------     ----------
          Net cash used by financing activities      (7,819)        (9,194)
                                                 ----------     ----------
Net increase (decrease) in cash and
  cash equivalents                                    1,593           (685)
Cash and cash equivalents at beginning of period      1,630          2,832
                                                 ----------     ----------
Cash and cash equivalents at end of period       $    3,223     $    2,147
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

     Since the petition date, the Debtors have conducted business in the ordinary course to the extent permitted by the Bankruptcy Code. The Debtors filed a Plan of Reorganization with the Bankruptcy Court on July 28, 2004. The plan does not provide for any recovery for holders of Dan River Inc. equity securities, including its Class A and Class B Common Stock.

     The Debtors are actively engaged in discussions with a number of potential providers of exit financing. The Debtors expect to seek the requisite acceptance of the plan by impaired creditors and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

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

     While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. In addition, the amounts reported on the condensed consolidated balance sheet could materially change because of various factors, including changes in business strategies and the effects of any proposed plan or reorganization. In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are not presently determinable. Under SOP 90-7, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings have been segregated and classified as liabilities subject to compromise on the condensed consolidated balance sheet. The principal categories of liabilities subject to compromise as of October 2, 2004 are as follows (in thousands):


     12 3/4% senior notes due 2009, net of unamortized
         discount and deferred financing costs              $ 145,198
     Other borrowings and capital lease obligations             6,579
     Accrued interest                                           9,643
     Accounts payable and other accrued expenses               21,835
     Nonqualified deferred compensation                        10,035
                                                            ---------
                                                            $ 193,290
                                                            =========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 proceedings or that it is probable that it will be an allowed claim. During the first nine months of fiscal 2004, the Company recognized charges of $12,648,000 for reorganization items, including $8,423,000 for professional fees related to the Chapter 11 proceedings, $2,802,000 for the non-cash write-off of a portion of the deferred financing costs associated with the prepetition credit agreement (Note 5), and $1,423,000 related to employee retention incentives for services rendered through October 2, 2004.

     Assets of Dan River Inc.'s foreign subsidiaries, which are not included in the bankruptcy proceedings, totaled $6,646,000 as of October 2, 2004, or 1.8% of total assets included on the accompanying condensed consoli-dated balance sheet. Net sales of the foreign subsidiaries were $4,452,000, or 1.3% of consolidated net sales for the first nine months of fiscal 2004.

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

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          Three Months Ended          Nine Months Ended
                        -----------------------      --------------------
                        October 2,     Sept. 27,    October 2,    Sept. 27,
                           2004          2003         2004         2003
                        ---------      ---------    --------     ---------
                               (in thousands, except per share data)
Net loss:
   As reported          $ (24,019)     $(103,535)   $(72,669)    $(120,190)
   Pro forma expenses
     related to
     stock options            (54)          (159)       (182)         (432)
                        ---------      ---------   ---------     ---------
   Pro forma            $ (24,073)     $(103,694)   $(72,851)    $(120,622)
                        =========      =========   =========     =========
Per share:

  As reported--
    Basic and diluted   $   (1.08)     $   (4.70)   $  (3.27)    $  (5.47)

  Pro forma--
    Basic and diluted       (1.08)         (4.71)      (3.28)       (5.49)

4.  Inventories

    The components of inventory are as follows:

                                        October 2,           January 3,
                                           2004                 2004
                                       ------------         ------------
(in thousands)
         Finished goods                $ 42,686               $ 48,385
         Work in process                 77,855                 86,932
         Raw materials                    2,625                  5,131
         Supplies                         6,309                  7,800
                                       --------               --------
              Total Inventories        $129,475               $148,248
                                       ========               ========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Indebtedness

     Indebtedness is as follows (in thousands):

        Indebtedness not subject to compromise:

                                        October 2,           January 3,
                                           2004                 2004
                                       ----------           ------------
         Senior notes, net of
           unamortized discount        $     --               $149,847
         Borrowing base facility             --                 69,300
         Term loan                       27,875                 35,714
         DIP facility                    69,479                     --
         Other borrowings and
           capital lease obligations      3,004                  9,828
                                       --------               --------
                                        100,358                264,689
         Less amount reported
           as long-term debt currently
           due                          100,358                259,096
                                       --------               --------
         Total long-term debt          $     --               $  5,593
                                       ========               ========


         Indebtedness subject to compromise:

                                       October 2,
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
                                       --------
                                       $151,777
                                       ========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     As discussed in Note 1 above, on May 28, 2004, the Bankruptcy Court approved the $145 million DIP Facility. On May 27, 2004, the Debtors entered into an amendment which, among other things, revised the Minimum Operating EBITDA which they were required to maintain during the term of the DIP Facility and revised the cash budget which they were required to meet. On July 20, 2004, the Debtors entered into a second amendment to the DIP Facility which, among other things, required that revolving loans under the DIP Facility could not exceed $73 million during the period from July 20, 2004 through July 31, 2004. On July 31, 2004, the Debtors entered into a third amendment to the DIP Facility which, among other things, provided that during the period from July 31, 2004 through August 21, 2004, revolving loans under the DIP Facility could not exceed $75 million. On August 18, 2004, the Debtors entered into a fourth amendment to the DIP Facility. The fourth amendment waived until November 6, 2004 a default of the financial covenant pertaining to minimum operating EBITDA for the fiscal month ended July 3, 2004, and established new monthly operating EBITDA covenants through the fiscal month ending October 2, 2004. The amendment also provided that commencing on the date of the amendment and ending on November 6, 2004, outstanding Revolving Loans could not exceed $75 million and the aggregate amount of Letter of Credit Obligations and Revolving Loans together could not exceed $82 million. In addition to certain business plans and other information and analyses that the Debtors were required to deliver to the Agent on or before September 15, 2004, the Debtors were required to provide a commitment letter for exit financing which was acceptable to the Agent and the Majority Lenders. As approved by the bankruptcy court, the amendment required that the commitment letter be delivered no later than October 15, 2004. Finally, the amendment increased interest rates by 100 basis points on all loans outstanding under the DIP Facility during the period from the date of the amendment until November 6, 2004.

     On or before October 15, 2004, the Debtors received financing commitment letters from potential lenders for the funding required to emerge from Chapter 11.

     On November 1, 2004, the bankruptcy entered an interim order permitting the Debtors to use cash collateral and approved on an interim basis an additional new $10 million senior, secured credit facility which was provided by certain of the Debtor's existing bondholders. The Debtors obtained the additional financing when they could not reach an agreement with the existing DIP lenders regarding certain non-financial covenants, and the Debtors determined that it was in the best interest of creditors to seek alternative financing. The new $10 million facility was senior to the existing DIP Facility.

     On November 19, 2004, the Debtors entered into a fifth amendment to the DIP Facility. Pursuant to the amendment, the Company's current and ongoing operations will continue to be funded pursuant to the existing DIP Facility. The parties agreed that the interim order entered by the bankruptcy court on November 1, 2004 would be vacated, and the outstanding indebtedness under the interim facility was repaid on the date of the amendment. Pursuant to the fifth amendment, certain

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     covenants under the DIP Facility, including those which required maintenance of minimum operating EBITDA and approval of a budget, were eliminated. Certain limitations applicable to the borrowing base were also eliminated, which is expected to provide the Company with approximately $10 million of additional liquidity. Also, certain deadlines for completion of various steps in the bankruptcy emergence process were extended. Finally, all defaults alleged under the financing documents were waived.

     The Debtors' access to financing necessary for their operations is again limited to borrowings under the DIP Facility. If in the future they were unable to maintain compliance with the covenants contained in the DIP Facility, as amended, there can be no assurance that they would be able to reach agreement with the lenders concerning further amendments or waivers. If the Debtors did not have access to the DIP Facility for working capital there can be no assurance that the Bankruptcy Court would again permit access to cash collateral, or that cash available would be sufficient to continue the Debtor's operations in the ordinary course of business. Additionally, inability to obtain exit financing could delay or prevent the Debtors successful reorganization and emergence from bankruptcy.

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

     Amounts borrowed under the DIP Facility boar interest, at the option of the Debtors, at the rate of the London Interbank Offering Rate ("LIBOR") plus 4.50% (6.53% as of October 2, 2004), or the Alternate Base Rate plus 3.50% (8.25% as of October 2, 2004), for borrowings under the revolving credit, and at the rate LIBOR plus 4.75% (6.78% as of October 2, 2004), or the Alternate Base Rate plus 3.75% (8.50% as of October 2,
     2004), for borrowings under the Term Loan. As provided in the fourth amendment to the DIP Facility, applicable rates were reduced by 100 basis points as of November 6, 2004. In addition, there is a fee of 0.50% on the unused commitment and a fee of 4.50% on letters of credit outstanding. The DIP Facility is secured by substantially all of the Debtors' assets. The DIP Facility imposes restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash. The DIP Facility also requires that proceeds from sales of certain assets be used to repay specified borrowings and permanently reduce the commitment amount under the facility. Availability under the revolving credit of

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     the DIP Facility is based upon a borrowing base determined by reference to eligible accounts receivable and inventory, as defined. At October 2, 2004, there was $69.5 million outstanding in borrowings under the revolving credit facility at an average interest rate of 6.40%, and $6.0 million in letters of credit. Also at October 2, 2004, a total of $27.9 million was outstanding under the term loan, at an average interest rate of 6.52%.

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

6.   Other Operating Costs, Net

     Other operating costs, net for the nine months ended October 2, 2004 totaled $16,338,000 and consisted of pre-tax charges of: $13,748,000 relating to plant closures and staff reductions, all of which result from actions taken by the Company to reduce manufacturing capacity and fixed costs in light of recent declines in sales volume; and, $2,590,000 resulting from an adjustment to the carrying value of assets held for sale.

     In the second quarter of fiscal 2004, the Company decided to close its garment manufacturing operations in Mexico, because of the continuing losses generated by these operations. In connection with the closure, a $3,903,000 pre-tax charge was recorded, consisting of a $3,385,000 non-cash writedown of fixed assets, and $518,000 for severance and benefits associated with the termination of approximately 350 employees. The shutdown of the operations and payment of severance and benefits is expected to be completed by the end of fiscal 2004.

     On June 22, 2004 the Company announced that, in order to reduce overhead, it would be terminating approximately 320 employees through staff reductions and shift eliminations. The estimated cost of severance and benefits associated with these terminations is $1,902,000, most of which is expected to be paid by the end of fiscal 2004.

     In the third quarter of fiscal 2004 the Company commenced the closure of its finishing and sheet sewing facility in Danville, VA and a warehouse in Portsmouth, VA. In connection with the closures, a $7,943,000 pre-tax charge was recorded, consisting of a $6,764,000 non-cash writedown of fixed assets and $1,179,000 for severance and benefits associated with the termination of approximately 420 employees. The shutdown of operations at the affected plants is expected to be completed in the fourth quarter of fiscal 2004 and substantially all of the severance and benefits will be paid by the end of the second quarter of fiscal 2005.

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The $2,590,000 adjustment to the carrying value of assets held for sale, which was recorded in the second quarter of fiscal 2004, represents a reduction in the Company's estimate of proceeds that will be realized from the future sale of the its plants in Greenville, South Carolina, Fort Valley, Georgia, and Juliette, Georgia, which were closed in fiscal 2003. The reduction in estimated proceeds was due to the deterioration in market conditions for textile facilities.

     Other operating costs, net for the first nine months of fiscal 2003 consisted of: a $440,000 gain from the sale of surplus equipment, recorded in the first quarter; a $12,189,000 pre-tax charge relating to the closure of two manufacturing facilities, recorded in the second quarter; and, $800,000 in severance and benefits expense relating to staff reductions, recorded in the third quarter.

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

     On August 22, 2003 the Company announced that, in order to reduce overhead costs, it had eliminated approximately 80 salaried positions throughout the Company's operations. As a result, a pre-tax charge of $800,000 was recorded, representing the estimated severance and benefit costs associated with the staff reductions. Substantially all of these costs has been paid by the end of the first quarter of fiscal 2004.

     Following is a summary of the reserve account activity relating to exit costs for the first nine months of fiscal 2004 (in thousands):

          Balance at January 3, 2004              $2,283
          Expenses accrued                         3,599
          Expenditures                            (2,339)
                                                  ------
          Balance at October 2, 2004              $3,543
                                                  ======

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.   Goodwill Impairment

     Due to the deterioration in the performance of its home fashions bedding business that occurred in fiscal 2003, which is considered an indication of possible impairment under accounting guidelines, the Company evaluated goodwill for impairment as of the third quarter of fiscal 2003, rather than waiting for the annual impairment review that is normally performed in the fourth quarter of the fiscal year. With the assistance of an outside consultant, the Company completed the impairment test, which, based on a comparison of the fair value of the home fashions bedding business unit to its book value, indicated that the goodwill was, in fact, fully impaired. For this purpose, the fair value of the business unit was determined primarily by a discounted cash flow approach. The Company recorded a $91,701,000 charge for impairment of goodwill, which represented the write-off of the entire remaining balance of goodwill, all of which related to the home fashions bedding unit.

8.  Income Taxes

     No income tax benefits were recorded against the pre-tax losses for the three- and nine- month periods ended October 2, 2004 or September 27, 2003, as potential future tax benefits associated with the losses for these periods were fully offset by increases to the valuation allowance against deferred tax assets. Additions to the allowance were $7,100,000 and $25,600,000 for the three- and nine-month periods ended October 2, 2004, respectively, and $3,784,000 and $10,552,000 for the three- and nine-month periods ended September 27, 2003, respectively. As of the end of each fiscal period presented, the Company's net deferred tax assets were fully offset by the valuation allowance. The valuation allowance is necessary because, in light of the Company's recent history of operating losses and other available evidence, management does not believe that it is more likely than not that the tax benefits associated with the deferred tax assets, to the extent they exceed the deferred tax liabilities, will be realized.

9.   Pension Plans

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

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     Net periodic benefit cost included the following components:


                         Three Months Ended       Nine Months Ended
                        --------------------     -------------------
                        October 2, Sept. 27,     October 2, Sept. 27,
                           2004     2003           2004       2003
                        --------- ---------      --------   --------
                                             (in thousands)

Qualified pension plans:
  Service cost          $     757 $     637      $   2,480 $   2,566
  Interest cost             1,113       954          3,292     3,012
  Expected return on
    assets                   (972)     (828)        (2,854)   (2,264)
  Prior service cost
    amortization                1         1              5         4
  Actuarial loss              414       384          1,223     1,400
  Curtailment loss             72        --             72        --
                         ---------  --------      ---------  --------
  Net periodic benefit
    cost                 $   1,385 $   1,148      $   4,218 $   4,718
                         ========= =========      =========  ========

Supplemental pension plans:
  Service cost           $     --  $    (12)      $      52  $    149
  Interest cost                --        62              81       221
  Prior service cost
    amortization               --        57              57       168
  Actuarial gain               --        (1)             --        --
                         ---------  --------       ---------  --------
  Net periodic benefit
    cost                 $      -- $     106       $     190 $     538
                         ========= =========       =========  ========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The Company contributed $5,580,000 to its pension plans in the first nine months of fiscal 2004 and estimates that it will contribute an additional $1,633,000 to the plans in the remainder of fiscal 2004.

10. Shareholders' Equity

    Activity in Shareholders' Equity is as follows:


                                                   Accumu-
                                                   lated     Unearned
                                Addi-              Other     Compen-   	Total
                                tional 	Accumu-  Compre-   sation-    Share-
                Common Stock    Paid-in   lated    hensive   Restricted holders'
              Class A  Class B  Capital   Deficit  Loss      Stock      Equity
              -------  ------- --------   -------- -------   --------   --------
                                       (in thousands)

Balance at
  January 3,
  2004        $   204  $   21  $ 210,090  $(119,340)$(11,197)$   (293)  $ 79,485

Comprehensive loss:
  Net loss         --      --         --    (72,669)      --       --    (72,669)
  Unrealized loss on
    securities     --      --         --        --       (29)      --        (29)
                                                                       ---------
  Comprehensive loss                                                     (72,698)
                                                                       ---------
Retirement of
  common stock     --      --        (33)       --        --       --        (33)
Restricted stock
  awards           --      --         90        --        --      (90)        --
Amortization of
  unearned
  compensation     --      --         --        --        --      174        174
Conversion of
  shares            7      (7)        --        --        --       --         --
              -------  ------  --------- ---------  --------  -------   --------
Balance at
  Oct. 2, 2004$   211  $   14  $ 210,147 $(192,009) $(11,226)$   (209) $   6,928
              =======  ======  ========= =========  ======== ========  =========

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


11. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                          Three Months Ended          Nine Months Ended
                        -----------------------       ------------------
                        October 2,     Sept. 27,      October 2, Sept. 27,
                          2004           2003           2004       2003
                        ---------      ---------      ---------  --------
                            (in thousands, except per share data)

Numerator for basic
  and diluted loss
  per share-net loss    $ (24,019)     $(103,535)     $(72,669)  $(120,190)
                        =========      =========      ========   =========

Denominator for basic
  and diluted loss
  per share-weighted
  average shares           22,228         22,016        22,196     21,985
                        =========      =========      ========   ========
Loss per share:

  Basic and diluted     $   (1.08)     $   (4.70)     $  (3.27) $   (5.47)
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

                               DAN RIVER INC.
                (DEBTORS-IN-POSSESSION AS OF MARCH 31, 2004)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


12. Segment Information

     Beginning in the third quarter of fiscal 2004, the Company's segment reporting has been changed to reflect changes in the Company's organizational and internal financial reporting structures. The Company's apparel fabrics business, which previously had been reported as a separate segment, has been combined with the former home fashions segment. Together, these businesses are now reported as the Dan River segment. The Company will continue to report the engineered products business as a separate segment.

     Summarized information by reportable segment is shown below. Prior period information has been restated to reflect the reporting change discussed above.



                               Three Months Ended       Nine Months Ended
                            -------------------------  -------------------
                            October 2,    Sept. 27,    October 2, Sept. 27,
                               2004         2003          2004      2003
                            -----------  -----------   ---------  --------
                                              (in thousands)
  Net sales:
     Dan River segment      $  96,790    $   96,938    $ 310,321  $ 341,872
     Engineered products
       segment                  8,412         6,790       25,949     25,576
                            ---------    ----------    ---------  ---------
     Consolidated net sales $ 105,202    $  103,728    $ 336,270  $ 367,448
                            =========    ==========    =========  =========

  Operating income (loss):
     Dan River segment       $ (9,386)   $   (3,384)   $ (27,235) $   7,778
     Engineered products
       segment                    108        (1,029)        (437)    (2,497)
     Corporate items not
       allocated to segments:
       Impairment of
         Goodwill                  --       (91,701)          --    (91,701)
        Other operating
          costs, net           (7,943)         (800)     (16,338)   (12,549)
        Other                    (843)         (635)      (3,661)    (1,178)
                            ---------    ----------    ---------  ---------
     Consolidated operating
       loss                 $ (18,064)   $  (97,549)   $ (47,671) $(100,147)
                            =========    ==========    =========  =========

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

The Debtors filed a plan of reorganization in the Bankruptcy Court on July 28, 2004. The plan does not provide for any recovery for holders of Dan River Inc. equity securities, including the Class A and Class B Common Stock. The Debtors are actively engaged in discussions with a number of potential providers of exit financing. The Debtors expect to seek the requisite acceptance of the plan by creditors and third parties and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

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

RESULTS OF OPERATIONS

CHANGE IN SEGMENT REPORTING

Beginning in the third quarter of fiscal 2004, our segment reporting has been changed to reflect changes in Dan River's organizational and internal financial reporting structures. Our apparel fabrics business, which previously had been reported as a separate segment, has been combined with the former home fashions segment. Together, these businesses are now reported as the Dan River segment. We will continue to report the engineered products business as a separate segment. In the discussion below, prior period information has been restated to reflect the reporting change.

Comparison of Three Months Ended October 2, 2004 and September 27, 2003:

NET SALES

Net sales for the third quarter of fiscal 2004 were $105.2 million, an increase of $1.5 million or 1.4% over the third quarter of fiscal 2003.

Net sales for the Dan River segment were $96.8 million for the third quarter of fiscal 2004, approximately the same level as for the third quarter of fiscal 2003. However, net sales of home fashions products declined by $6.1 million or 8% from $76.4 million to $70.3 million over the comparable period. Offsetting this decline was an increase of $6.0 million in net sales of apparel fabrics products, a 29% increase from $20.5 million to $26.5 million in the third quarter of fiscal 2004 compared to the same period in fiscal 2003. Net sales of home fashions products decreased in all major retail distribution channels, reflecting slow retail business conditions, expiring juvenile bedding licenses, and concerns from certain customers over our Chapter 11 status. Net sales to Kmart, our largest home fashions customer, were $1.1 million lower in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. The increase in apparel fabrics net sales is due to higher sales of sportswear fabric to a major customer for a pant fabric program and increased sales of career apparel fabrics.

Net sales of engineered products for the third quarter of fiscal 2004 were $8.4 million, an increase of $1.6 million or 23.9% over the third quarter of fiscal 2003. The increase in net sales this year reflects shipments to several additional customers whereas during the same quarter last year net sales were lower due to slow business conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $13.0 million for the third quarter of fiscal 2004 (12.3% of net sales), a decrease of $0.8 million or 6.1% from $13.8 million (13.3% of net sales) for the third quarter of fiscal 2003. The decrease was generally caused by lower salary and benefit costs, which was attributable to staff reductions made in the third quarter of fiscal 2003 and the second quarter of fiscal 2004.

OPERATING INCOME (LOSS)

We had a consolidated operating loss of $18.1 million in the third quarter of fiscal 2004, compared to a $97.5 million operating loss in the third quarter of fiscal 2003.

     Segment Operating Income (Loss):

The Dan River segment had a $9.4 million operating loss in the third quarter of fiscal 2004, compared to a $3.4 million operating loss for the third quarter of fiscal 2003. The larger operating loss in the third quarter of fiscal 2004 reflects a $6.9 million reduction in gross profit, offset by a $0.9 million decrease in selling, general and administrative expenses. Gross margins decreased to 3.1% of net sales in the third quarter of fiscal 2004 from 10.2% in the third quarter of fiscal 2003. Contributing to the decrease in gross margins were promotional pricing of home fashions products, lower first quality manufacturing yields in apparel fabrics sportswear products, and higher per unit manufacturing costs due to lower production capacity utilization.

The engineered products segment generated $0.1 million in operating income for the third quarter of fiscal 2004 compared to a $1.0 million operating loss in the third quarter of fiscal 2003. The $0.9 million improvement in operating income primarily reflects higher net sales during the quarter and lower manufacturing costs due to lower overhead and improvements in manufacturing processes.

     Corporate Items:

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

Other Operating Costs, Net

Other operating costs, net for the third quarter of fiscal 2004 consisted of a $7.9 million pre-tax charge relating to the closure of our finishing and sheet sewing facility in Danville, VA and our warehouse in Portsmouth, VA. The charge included a $6.7 million non-cash writedown of fixed assets and $1.2 million of severance and benefits associated with the termination of approximately 420 employees. We expect that the shutdown of the affected facilities will be completed in the fourth quarter of fiscal 2004 and that substantially all of the severance and benefits will be paid by the end of the second quarter of fiscal 2005.

Other operating costs, net for the third quarter of fiscal 2003 consisted of a $0.8 million pre-tax charge for estimated severance and employee benefit costs associated with the elimination of approximately 80 salaried positions. Substantially all of these costs were been paid by the end of the first quarter of fiscal 2004.

Other Corporate Items

Other corporate items not allocated to segments, which consisted of idle facility costs and other expenses totaled $0.8 million for the third quarter of fiscal 2004, compared to $0.6 million (expense) for the third quarter of fiscal 2003.

OTHER INCOME, NET

Other income, net was $0.8 million for the third quarter of fiscal 2004, compared to $1.1 million for the third quarter of fiscal 2003. The amounts for both periods were attributable to gains related to life insurance policies.

INTEREST EXPENSE

For periods subsequent to our Chapter 11 filing, interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is probable that it will be an allowed claim. Interest expense reported for the third quarter of fiscal 2004 was $2.8 million. Total contractual interest for the period, including interest that was not reported because it did not meet the criteria described above, was $8.3 million, an increase of $1.2 million over interest expense reported for the third quarter of fiscal 2003. The majority of the increase was attributable to higher average debt levels.

REORGANIZATION ITEMS

During the third quarter of fiscal 2004, we recognized charges of $4.0 million for reorganization items, including $3.2 million for professional fees related to the Chapter 11 proceedings and $0.8 million for employee retention incentives for services rendered through October 2, 2004.

INCOME TAXES

No income tax benefits were recorded against the pre-tax losses for the third quarter of fiscal 2004 or fiscal 2003, as potential future tax benefits associated with the losses for these periods were fully offset by increases to the valuation allowance against deferred tax assets. Additions to the allowance were $7.1 million and $3.8 million for the third quarter of fiscal 2004 and fiscal 2003, respectively. As of October 2, 2004 and September 27, 2003, our net deferred tax assets were fully offset by the valuation allowance. The valuation allowance is necessary because, in light of our recent history of operating losses and other available evidence, management does not believe that it is more likely than not that the tax benefits associated with the deferred tax assets, to the extent they exceed the deferred tax liabilities, will be realized.

Comparison of Nine Months Ended October 2, 2004 and September 27, 2003:

NET SALES

Net sales for the first nine months of fiscal 2004 were $336.3 million, a decrease of $31.2 million or 8.5% from the first nine months of fiscal 2003.

Net sales for the Dan River segment were $310.3 million for the first nine months of fiscal 2004, a decrease of $31.6 million or 9.2% from the first nine months of fiscal 2003. The decrease is primarily due to a $32.3 million reduction in net sales of home fashions products, where sales were lower in all channels of distribution except in the hospitality and sheeting area, in which net sales increased by $10.5 million. The lower sales reflect slow retail business conditions, expiring juvenile bedding licenses, and concerns from certain customers over our Chapter 11 status. Net sales to Kmart, our largest home fashions customer, were $18.4 million lower in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.

Net sales of engineered products for the first nine months of fiscal 2004 were $25.9 million, an increase of $0.4 million or 1.5% over the first nine months of fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $43.0 million for the first nine months of fiscal 2004 (12.8% of net sales), a decrease of $4.1 million or 8.7% from $47.1 million (12.8% of net sales) for the first nine months of fiscal 2003. The decrease amount was generally caused by lower salary and benefit costs, which was attributable to staff reductions made in the third quarter of fiscal 2003 and the second quarter of fiscal 2004.

OPERATING INCOME (LOSS)

We had a consolidated operating loss of $47.7 million in the first nine months of fiscal 2004, compared to a $100.1 million operating loss in the first nine months of fiscal 2003.

     Segment Operating Income (Loss):

The Dan River segment had a $27.2 million operating loss in the first nine months of fiscal 2004, compared to $7.8 million in operating income for the first nine months of fiscal 2003. The lower profitability in the first nine months of fiscal 2003 reflects a $39.5 million reduction in gross profit, offset by a $4.9 million decrease in selling, general and administrative expenses. The lower gross profit reflects the $31.6 million decrease in sales, discussed above, and lower gross margins, which decreased to 4.2% of net sales in the first nine months of fiscal 2004 from 15.5% in the first nine months of fiscal 2003. Contributing to the decrease in gross margins were promotional pricing of home fashions products, lower first quality manufacturing yields in apparel fabrics sportswear products, and higher per unit manufacturing costs due to lower production capacity utilization.

The engineered products segment had a $0.4 million operating loss in the first nine months of fiscal 2004 compared to a $2.5 million operating loss in the first nine months quarter of fiscal 2003. This improvement reflects overhead reductions, inventory reductions, improved manufacturing processes and lower selling, general and administrative expenses.

     Corporate Items:

Impairment of Goodwill

As discussed above, we recorded a $91.7 million charge for impairment of goodwill in the third quarter of fiscal 2003, which represents the write-off of the entire remaining balance of goodwill, all of which relates to our home fashions bedding business unit.

Other Operating Costs, Net

Other operating costs, net for the first nine months of fiscal 2004 totaled $16.3 million and consisted of pre-tax charges of: $13.7 million relating to plant closures and staff reductions, all of which result from actions we have taken to reduce manufacturing capacity and fixed costs in light of recent declines in sales volume; and $2.6 million resulting from an adjustment to the carrying value of assets held for sale.

In the second quarter of fiscal 2004, we decided to close our garment manufacturing operations in Mexico, because of the continuing losses generated by these operations. In connection with the closure, a $3.9 million pre-tax charge was recorded, consisting of a $3.4 million non-cash writedown of fixed assets, and $0.5 million for severance and benefits associated with the termination of approximately 350 employees. The shutdown of the operations and payment of severance and benefits is expected to be completed by the end of fiscal 2004.

On June 22, 2004 we announced that, in order to reduce overhead we would be terminating approximately 320 employees through staff reductions and shift eliminations. The estimated cost of severance and benefits associated with these terminations is $1.9 million, most of which is expected to be paid by the end of fiscal 2004.

As discussed above, in the third quarter of fiscal 2004 we recorded a pre-tax charge of $7.9 million relating to the closure of our finishing and sheet sewing facility in Danville, VA and our warehouse in Portsmouth, VA.

The $2.6 million adjustment to the carrying value of assets held for sale, which was recorded in the second quarter of fiscal 2004, represents a reduction in our estimate of proceeds that will be realized from the future sale of our plants in Greenville, South Carolina, Fort Valley, Georgia, and Juliette, Georgia, which were closed in fiscal 2003. The reduction in estimated proceeds was due to the deterioration in market conditions for textile facilities.

Other operating costs, net for the first nine months of fiscal 2003 consisted of: a $0.4 million gain from the sale of surplus equipment, recorded in the first quarter; a $12.2 million pre-tax charge relating to the closure of two manufacturing facilities, recorded in the second quarter; and $0.8 million in severance and benefits expense relating to staff reductions, recorded in the third quarter (discussed above).

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

Other Corporate Items

Other corporate items not allocated to segments totaled $3.7 million for the first nine months of fiscal 2004 and is comprised of: $1.4 million of idle facility costs; a $0.7 million writedown of inventories in connection with the closure of our Mexican operations (discussed above); $0.8 million for professional fees incurred prior to our bankruptcy filing for debt-related matters; and $0.8 million of other expenses not directly related to segment business.

Other corporate items not allocated to segments totaled $1.2 million for the first nine months of fiscal 2003 and consisted of idle facility costs and other expenses.

OTHER INCOME, NET

Other income, net was $0.5 million for the first nine months of fiscal 2004, and consisted of $0.6 million in gains related to life insurance policies and $0.1 million in interest income, offset by various expenses of $0.2 million. For the first nine months of fiscal 2003, other income, net was $0.9 million, and consisted of $1.6 million in gains related to life insurance policies, interest income of $0.3 million and various other income items of $0.3 million, offset in part by a $1.3 million expense for the write-off of unamortized costs associated with debt retired in connection with our refinancing completed in April 2003.

INTEREST EXPENSE

For periods subsequent to our Chapter 11 filing, interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is probable that it will be an allowed claim. Interest expense reported for the first nine months of fiscal 2004 was $12.8 million. Total contractual interest for the period, including interest that was not reported because it did not meet the criteria described above, was $24.3 million, an increase of $3.5 million over interest expense reported for the first nine months of fiscal 2003. The majority of the increase was attributable to higher average debt levels.

REORGANIZATION ITEMS

During the first nine months of fiscal 2004, we recognized charges of $12.6 million for reorganization items, including $8.4 million for professional fees related to the Chapter 11 proceedings, $2.8 million for the non-cash write-off of a portion of the deferred financing fees associated with our prepetition credit agreement which was refinanced under the DIP facility, and $1.4 million for employee retention incentives for services rendered through October 2, 2004.

INCOME TAXES

No income tax benefits were recorded against the pre-tax losses for the first nine months of fiscal 2004 or fiscal 2003, as potential future tax benefits associated with the losses for these periods were fully offset by increases to the valuation allowance against deferred tax assets. Additions to the allowance were $25.6 million and $10.6 million for the first nine months of fiscal 2004 and 2003, respectively. As of October 2, 2004 and September 27, 2003, our net deferred tax assets were fully offset by the valuation allowance. The valuation allowance is necessary because, in light of our recent history of operating losses and other available evidence, management does not believe that it is more likely than not that the tax benefits associated with the deferred tax assets, to the extent they exceed the deferred tax liabilities, will be realized.

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

Net cash generated by operating activities in the nine months ended October 2, 2004 was $7.8 million. The net loss, adjusted for noncash expense items, net, used $27.7 million of cash. This was offset by a $35.5 million source of cash from changes in operating assets and liabilities, comprised of a $34.7 million source from operating working capital (accounts receivable - $5.1 million use, inventories - $18.5 million source, and accounts payable and accrued expenses - $21.4 million source) and a $0.8 million source of cash for prepaid expenses and other assets and other liabilities.

In the first nine months of fiscal 2003, net cash generated from operating activities was $18.3 million. The net loss for that period, adjusted for noncash expense items, net, generated $15.7 million of cash. Additionally, changes in operating assets and liabilities generated $2.7 million of cash, comprised of a $4.4 million source of cash from operating working capital (accounts receivable - $20.3 million source, inventories - $8.3 million use, and accounts payable and accrued expenses - $7.6 million use) and a $1.7 million use of cash for prepaid expenses and other assets and other liabilities.

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

On July 20, 2004, we entered into a second amendment to the DIP Facility, which among other things, required that revolving loans under the DIP Facility could not exceed $73 million during the period from July 20, 2004 through July 31, 2004. On July 31, 2004, we entered into a third amendment to the DIP Facility which, among other things, provided that during the period from July 31, 2004 through August 21, 2004, revolving loans under the DIP Facility could not exceed $75 million. On August 18, 2004, we entered into a fourth amendment to the DIP Facility. The fourth amendment waived until November 6, 2004 a default of the financial covenant pertaining to minimum operating EBITDA for the fiscal month ended July 3, 2004, and established new monthly operating EBITDA covenants through the fiscal month ending October 2, 2004. The amendment also provided that commencing on the date of the amendment and ending on November 6, 2004, outstanding Revolving Loans could not exceed $75 million, and the aggregate amount of Letter of Credit Obligations and Revolving Loans together could not exceed $82 million. In addition to certain business plans and other information and analyses that we were required to deliver to the Agent on or before September 15, 2004, we were required to provide a commitment letter for exit financing which was acceptable to the Agent and the Majority Lenders. As approved by the bankruptcy court, the amendment required that the commitment letter be delivered no later than October 15, 2004. Finally, the amendment increased interest rates by 100 basis points on all loans outstanding under the DIP Facility during the period from the date of the amendment until November 6, 2004.

On or before October 15, 2004, we received financing commitment letters from potential lenders for the funding required to emerge from Chapter 11.

On November 1, 2004, the bankruptcy court entered an interim order permitting us to use cash collateral and approved on an interim basis an additional new $10 million senior, secured credit facility which was provided by certain of our existing bondholders. We obtained the additional financing when we could not reach an agreement with the existing DIP lenders regarding certain non-financial covenants, and we determined that it was in the best interest of creditors to seek alternative financing. The new $10 million facility was senior to the existing DIP Facility.

On November 19, 2004, we entered into a fifth amendment to the DIP Facility. Pursuant to the amendment, our current and ongoing operations will continue to be funded pursuant to the existing DIP Facility. The parties agreed that the interim order entered by the bankruptcy court on November 1, 2004 would be vacated, and the outstanding indebtedness under the interim facility was repaid on the date of the amendment. Pursuant to the fifth amendment, certain covenants under the DIP Facility, including those which required maintenance of minimum operating EBITDA and approval of a budget, were eliminated. Certain limitations applicable to the borrowing base were also eliminated, which is expected to provide us with approximately $10 million of additional liquidity. Also, certain deadlines for completion of various steps in the bankruptcy emergence process were extended. Finally, all defaults alleged under the financing documents were waived.

Our access to financing necessary for our operations is presently limited to borrowings under the DIP Facility. If in the future we were unable to maintain compliance with the covenants contained in the DIP Facility, as amended, there can be no assurance that we would be able to reach agreement with the lenders concerning further amendments or waivers. If we did not have access to the DIP Facility for our working capital, there can be no assurance that the Bankruptcy Court would again permit access to our cash collateral, or that cash available would be sufficient to continue our operations in the ordinary course of business. Additionally, our inability to obtain exit financing could delay or prevent our successful reorganization and emergence from bankruptcy.

Pursuant to the final order of May 28, 2004 we repaid $34.3 million on the term loan which was outstanding at the Petition Date with proceeds from a $34.3 million term loan included in the DIP Facility. At November 19, 2004, there was $23.5 million outstanding under the term loan at an average interest rate of 7.75%. Also at November 19, 2004, there was $73.2 million outstanding in borrowings under the revolving credit facility at an average interest rate of 7.08%, and $4.6 million in letters of credit.

Amounts borrowed under the DIP Facility will bear interest at our option at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.50% (5.89% as of November 19, 2004), or the Alternate Base Rate plus 2.50% (7.50% as of November 19, 2004), for borrowings under the revolving credit, and at LIBOR plus 3.75% (6.14% as of November 19, 2004), or the Alternate Base Rate plus 2.75% (7.75% as of November 19, 2004), for borrowings under the Term Loan.
In addition, there is a fee of 0.50% on the unused commitment and a fee of 3.50% on letters of credit outstanding.

The DIP Facility, as amended, imposes restrictions relating to, among other things, capital expenditures, asset sales, incurrence or guarantee of debt, acquisitions, sale or of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchases of stock, derivatives, and excess cash. The DIP Facility also requires that proceeds from sales of certain assets be used to repay specified borrowings and permanently reduce the commitment amount under the facility. Availability under the revolving credit of the DIP Facility is based upon a borrowing base determined by reference to eligible accounts receivable and inventory, as defined.

Investing Activities

During the first nine months of fiscal 2004, we purchased $1.9 million in equipment and manufacturing improvements.


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

   . obtaining financing for our exit from bankruptcy;

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

   . business-related difficulties of our customers;

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

Item 5. (a) In lieu of filing a Current Report on Form 8-K, we are disclosing the following information in this Quarterly Report on Form 10-Q:

          Entry into a Material Definitive Agreement (1.01) and Termination of a Material Definitive Agreement (1.02).

          On November 19, 2004 we entered into an amendment to our existing $110 million Debtor-in-Possession (DIP) revolving credit facility and $35 million DIP term loan with Deutsche Bank Trust Company Americas, as Agent, and the lenders party thereto. (See Exhibit
          10.1 to this Quarterly Report on Form 10-Q.) Pursuant to the amendment, the lenders will continue to fund our current and ongoing operations. Additionally, the parties agreed that an interim order entered by the bankruptcy court on November 1, 2004 would be vacated. The interim order provided that we could use cash collateral and approved, on an interim basis, an additional new $10 million senior, secured credit facility to be provided by certain of our existing bondholders. The outstanding indebtedness under the interim facility was repaid on November 19, 2004.

          Pursuant to the amendment, certain covenants under the existing DIP agreement, including those which required maintenance of minimum operating EBITDA and approval of a budget were eliminated. Certain limitations applicable to the borrowing base were also eliminated, which is expected to provide us with approximately $10 million of additional liquidity. Also, certain deadlines for completion of various steps in the bankruptcy emergence process were extended. Finally, the existing DIP lenders waived all defaults alleged under the financing documents.

Item 6.   Exhibits.

          (a)  Exhibits.

          The Exhibits listed as applicable on the accompanying
          Exhibit Index are filed as part of this Quarterly Report.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DAN RIVER INC.

Date:   November 22, 2004     /s/ Barry F. Shea
                              -----------------------------------
                              Barry F. Shea
                              Executive Vice President-Chief
                              Financial Officer
                              (Duly Authorized Officer and
                              Principal Financial Officer)


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

3.2            Bylaws of Dan River Inc.(incorporated by reference to
               Exhibit 3.2 in Amendment No. 1 to Registration Statement on
               Form S-1 (File No. 333-36479))

10.1*          Fifth Amendment dated as of November 19, 2004 to Post-Petition
               Credit Agreement dated April 1, 2004 between Dan River Inc.
               and Deutsche Bank Trust Company Americas

11 Statement regarding Computation of Earnings per share (incorporated by reference to Note 11 to the Unaudited
               Condensed Consolidated Financial Statements included in this
               Quarterly Report on Form 10-Q)

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
